Form 10-K
COMPUTER PRODUCTS INC
filed 1995-03-24
CIK 23071

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal year ended DECEMBER 30, 1994        Commission File No. 0-4466

                            COMPUTER PRODUCTS, INC.
                            -----------------------
             (Exact name of Registrant as specified in its charter)

     FLORIDA                                                59-1205269
     -------                                                ----------
 (STATE OR OTHER                                             (I.R.S.
 JURISDICTION OF                                             EMPLOYER
  INCORPORATION)                                           IDENTIFICATION
                                                                NO.)

7900 GLADES ROAD, SUITE 500,                                      33434-4105
----------------------------                                      ----------
       BOCA RATON, FL                                             (ZIP CODE)
       --------------
   (Address of principal
     executive offices)

                                (407) 451-1000
                                --------------
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                          COMMON STOCK PURCHASE RIGHTS
       $40.25 MILLION 91/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE 1997
       -----------------------------------------------------------------
                             (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES X   NO   .
                                       ---     --


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1995 was approximately $54 million.

As of March 15, 1995, 20,446,902 shares of the Registrant's $.01 par value common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's annual shareholders' report for the year ended December 30, 1994 (the "Annual Report") are incorporated by reference into Parts I and II.

Portions of the Company's proxy statement for the annual meeting of shareholders to be held April 27, 1995 are incorporated by reference into Part III.

                                     PART I

ITEM 1.   BUSINESS
          --------
                                    GENERAL

The Company was incorporated under the laws of the State of Florida in 1968. Unless the context indicates otherwise, as used herein the term "Company" means Computer Products, Inc. and its consolidated subsidiaries.

Computer Products, Inc. (the "Company") designs, develops, manufactures and markets the following lines of electronic products and systems:

  (1) power conversion products for electronic equipment used in commercial and industrial applications requiring a precise and constant voltage level for proper operation;
  (2) industrial automation hardware and software systems and components which are used in computer-directed process control and data acquisition applications; and
  (3) high performance single-board computers, systems and subsystems for real-time applications.

                             PRODUCTS

The following table sets forth the revenues of the Company's product lines (after elimination of intercompany transactions) during the fiscal years indicated ($000s):

                                1994       1993        1992

Power Conversion              $117,995   $ 94,501    $ 77,527
Industrial Automation           18,607     13,236      20,032
Computer Systems                18,198     16,053      17,240
                              --------    -------    --------
Total                         $154,800   $123,790    $114,799
                              ========   ========    ========

For further information on revenues, particularly with respect to foreign and intercompany sales, refer to Note 15 of the Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference.


POWER CONVERSION

The Company is one of the leading suppliers of power supplies, power converters and distributed power systems to the communications industry. According to independent industry sources, the Company ranks among the top ten independent power supply manufacturers in sales volume worldwide. Product offerings include over 300 standard products, in addition to custom designed products, distributed through multiple sales channels.

Power Conversion's products include AC-to-DC power supplies and modular DC-to-DC converters for the data communications, networking, telecommunications, computer, and instrumentation industries. AC -to-DC power supplies are used to convert alternating electric current, which is the form in which virtually all electric current is delivered by utility companies, to a precisely controlled direct current. Direct current is required to operate virtually all solid state electronic equipment. DC-to-DC converters are used to convert a particular direct current voltage into another (higher or lower) direct current voltage that is required by the electronic device to which it is connected.

It is the Company's objective to provide the fastest time-to-market for engineered power solutions and to produce a broad range of high quality standard products to meet customers' needs. More than 200 products were released in the past two years. Ranging from 1 to 1500 watts, the Company currently offers standard power products in over 1,000 configurations and accommodates a wide variety of customer applications. The products can be configured as open frames, enclosed or encapsuled. The Company's products are tested by regulatory agencies for safety and are also tested for compliance with a variety of international emissions standards.

The Company's BX family of high density converters targeted at the communications industry is designed to enable flexible distributed power architectures with a broad range of products.

The Company's Power Conversion activities are carried on principally through its Power Conversion North America Division, located in Boston, Massachusetts and Fremont, California; Power Conversion Europe, headquartered in Youghal, Ireland; Computer Products Asia-Pacific Limited in Hong Kong; and through a manufacturing subcontractor in Zhongshan, People's Republic of China.


INDUSTRIAL AUTOMATION

Industrial Automation's product line consists of electronic real-time input/output subsystems, intelligent controllers and software that are utilized in data acquisition, monitoring, and control of processes in industrial automation. The Company's products are characterized by their ability to measure and process data at high speeds and on a continuous `real-time'' basis. These products are used in a broad range of industries including utilities, metals, glass, automotive, paper, and food processing as well as in training simulators and research and development laboratories.

Industrial Automation's products provide the interfaces linking sensors and actuators to a computer or controller. In general, sensors convert physical phenomena, such as pressure, temperature, flow and weight, into electrical signals, while actuators provide the force required to adjust devices controlling such physical phenomena and other aspects of industrial processes. Such electrical signals are not standardized and occur in a broad range of voltages and currents.

The Company has recently focused on modularity and connectivity as strategies to expand its customer base in this industrial market area. The modularity engineered into the product provides customers with maximum flexibility to modify, update and expand process control systems without required replacement of existing systems. Connectivity further enhances the product line's ability to communicate with third-party hardware and software products through industry standard interfaces and networks.

The Company believes that Industrial Automation has bridged the gap between existing products with minicomputers and microcomputers commonly used in today's process environment. The introduction of the RTP 2000 product provides industrial customers with a data acquisition and control solution utilizing an embedded Intel 486 controller and industry standard software. The Company has established relationships with several third party software companies offering bundled hardware and software solutions for the industrial process market.

Industrial Automation's products, generally available as standard products, are used in a wide range of plant and laboratory environments. These products are offered with a large number of options that are designed to enable them to perform numerous special functions and, when required, meet or exceed the design specifications for safety-related equipment used in nuclear power plants. In addition, the Company maintains a special engineering group to assist customers who require special hardware solutions.

Industrial Automation's products are manufactured in Pompano Beach, Florida.


COMPUTER SYSTEMS

Computer Systems designs and manufactures high performance board-level computers and computer systems, integrating its products with real-time operating system software, enclosures and peripherals to form complete systems for real-time applications.

The products are designed around and incorporate industry standards which permit easy portability to a variety of applications. The technology relies on popular and powerful microprocessors from sources such as Motorola and Intel. The primary product line combines both the worldwide industry standard VMEbus, which defines physical board size and signal characteristics for the interconnection of microprocessors, and popular real-time operating system software.
Application requirements for these products usually include environments requiring specified computer response time with high quality processing capabilities, particularly in graphical intensive applications.

Computer Systems has recently released the Nitro40TM and Nitro60TM product family. The Nitro60TM utilizes Motorola's 68060 processor. The Company believes that the Nitro40TM provides a cost effective software compatible solution by using the Motorola 68040 processor. The recently announced Malibu and Laguna products are single board computers that take advantage of the very high speed processing capability of the MIPs 4000 family of RISC based microprocessors manufactured by Silicon Graphics. Both CISC and RISC based single-board computers have powerful networking and peripheral interfaces that provide the latest features available for VMEbus products.

Computer Systems' customers are primarily original equipment manufacturers
(OEMs). Computer Systems' products are used in diverse applications such as medical instrumentation, airplane and weapons training simulators, high speed telecommunications, process control, industrial automation and traffic control systems. Management believes that the market for real-time products will expand as powerful new microcomputers become more pervasive in their control of machinery, factories, medical equipment, communications and transportation systems.

Computer Systems' products are manufactured at the Computer Systems Division in Madison, Wisconsin.


                           MARKETING AND DISTRIBUTION

The Company markets its products domestically and abroad through independent manufacturers' representatives and distributors and by direct sales. The business of the Company is not seasonal in nature.

Power Conversion products are sold directly to OEMs, private-label customers and distributors. In addition, the Company's sales and engineering personnel supervise and provide technical assistance to independent domestic sales representatives and to domestic and foreign distributors.

Industrial Automation and Computer Systems products are marketed domestically through independent sales representative organizations. Substantially all foreign sales are made through independent foreign distributors and foreign trading companies. Computer Systems manages some sales on a direct basis.

No single customer accounted for more than 10% of the Company's consolidated sales during fiscal 1994. The Company does not believe that the loss of any single customer would have a materially adverse effect on its business.

The Company has derived a significant portion of its sales in recent years from its international operations. Thus, the Company's future operations and financial results could be significantly affected by international factors, such as changes in foreign currency exchange rates or political instability. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's future results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates. See Note 15 of the Notes to Consolidated Financial Statements, incorporated herein by reference, for additional information.

The Company is also subject to risks associated with foreign operations including, but not limited to, the risk of political instability.


                            MATERIALS AND COMPONENTS

The manufacture of the Company's products requires a wide variety of materials and components. The Company has multiple external sources for most of the materials and components used in its production processes, and it manufactures certain of these components. Although the Company has from time to time experienced shortages of certain supplies, such shortages have not resulted in any significant disruptions in production. The Company believes that there are adequate alternative sources of supply to meet its requirements.


                                    PATENTS

The Company believes that its future success is primarily dependent upon the technical competence and creative skills of its personnel, rather than upon any patent or other proprietary rights. However, the Company has protected certain of its products with patents where appropriate and has defended, and will continue to defend, its rights under these patents.


                                    BACKLOG

Order backlog from continuing operations at December 30, 1994 was $37.0 million as compared to $32.3 million at December 31, 1993. Historically, the effects of changes and cancellations have not been significant to the Company's operations. The Company expects to ship substantially all of its December 30, 1994 backlog during fiscal 1995.

                                  COMPETITION

The Company faces intense competition from a significant number of companies. Many of these competitors have resources, financial or otherwise, substantially greater than those of the Company. Competitors include both independent manufacturers of competing products, and manufacturers of overall electronic systems and devices, who manufacture competing products on an "in-house" or "captive" basis for use in their own systems or devices. Although a significant portion of its present overall market is served on a "captive" or "in-house" basis, the Company believes there is a trend toward the use of independent manufacturers as a source of these products, as these items become more technologically advanced and complex.


                            RESEARCH AND DEVELOPMENT

The Company maintains active research and development departments which are engaged in the modification and improvement of existing products and the development of new products. Expenditures for research and development during the 1994, 1993, and 1992 fiscal years were approximately $10.9 million, $9.4 million, and $9.0 million, respectively. As a percentage of total revenues, research and development accounted for 7.0%, 7.6%, and 7.8% in 1994, 1993 and 1992, respectively. Although research and development spending as a percentage of sales has declined in the past three years, the Company may incur higher engineering expenses going forward for its products to remain competitive and to introduce new products.

                                   EMPLOYEES

The Company presently employs approximately 1,600 full-time people. The Company's ability to conduct its present and proposed activities would be impaired if the Company lost the services of a significant number of its engineers and technicians and could not readily replace them with comparable personnel. Although there is demand for qualified technical personnel, the Company has not, to date, experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet its needs.

None of the Company's domestic employees is covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

                             ENVIRONMENTAL MATTERS

Compliance with Federal, state and local laws and regulations regulating the discharge of materials into the environment has not had, and, under present conditions the Company does not anticipate that such laws and regulations will have, a material effect on the results of operations, capital expenditures or competitive position of the Company.


ITEM 2.   PROPERTIES
          ----------

The Company currently occupies approximately 493,000 square feet of office and manufacturing space worldwide. In addition to the Company's principal executive offices in Boca Raton, Florida, the Company maintains facilities in Boston, Massachusetts; Fremont, California; Youghal, Ireland; Hong Kong; Pompano Beach, Florida; and Madison, Wisconsin. Approximately 80% of the space utilized by the Company is owned while the remainder is leased. Certain of the facilities owned by the Company are subject to liens, which are described in
Note 7 to the Consolidated Financial Statements, incorporated herein by reference.

In addition to the above locations, the Company has leased sales offices located in or near London, England; Paris, France; and Munich, Germany. The Company considers the facilities described in this Item to be generally well-maintained, adequate for its current needs and capable of supporting a reasonably higher level of demand for its products.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------
None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
None.

ITEM 4A.  EXECUTIVE OFFICERS
          ------------------

Name                     Age         Position(s) with the Company
----                     ---         ----------------------------


Joseph M. O'Donnell      48          President and Chief Executive Officer,
                                     Director

Richard J. Thompson      45          Vice President - Finance, Chief Financial
                                     Officer, Secretary, Treasurer

Robert J. Aebli          59          President - Computer Systems Division

Louis R. DeBartelo       54          President - Power Conversion North America

Gary J. Duffy            42          Managing Director - Power Conversion
                                     Europe

W.K. Lo                  42          Managing Director - Power Conversion Asia-
                                     Pacific

Salvatore R. Provanzano  52          President - Industrial Automation Division

Donald V. Jackson        51          Vice President - Information Systems


Joseph M. O'Donnell has served as President and Chief Executive Officer of the Company since July 1994. Mr. O'Donnell served as Managing Director of O'Donnell Associates, a consulting firm, from March 1994 to June 1994 and from October 1992 to September 1993; as Chief Executive Officer of Savin Corporation, an office products distributor, from October 1993 to February 1994; as President and Chief Executive Officer of Go/Dan Industries, a manufacturer of automotive parts, from June 1990 to September 1992; and as Group Vice President of Handy & Harman, a manufacturer of electronic components, from 1988 to June 1990. He is a Director of Cincinnati Microwave, a manufacturer of consumer electronics, and a Director of V-Band Corporation, a manufacturer of computer systems.

Prior to Mr. O'Donnell, John N. Lemasters had served as Chairman of the Board and Chief Executive Officer of the Company since March 1988 and as President of the Company from March 1988 to July 1992.

Richard J. Thompson has served as Vice President - Finance, Chief Financial Officer, Secretary and Treasurer of the Company since June 1990. Prior to joining the Company, Mr. Thompson served as Group Controller - Technical Services and Controller - Pan Am/Asia Pacific at Control Data Corporation, a multi-national computer company. Prior to 1986 Mr. Thompson held a variety of managerial positions at Schlumberger Limited, an oil field services and electronics company, including assignments in the Fairchild Semiconductor subsidiary and oil field services industries as well as corporate staff responsibilities.

Robert J. Aebli was appointed in November 1993 to the position of President of Computer Systems. From 1991 to 1993 Mr. Aebli served as Vice President - Operations of Contraves, Inc., a manufacturer of test and simulation systems, and from 1987 to 1991, he was a principal of Booz, Allen & Hamilton, an international management consulting organization, where his primary consulting work focused on the simulation and training business. From 1985 to 1987 he was a Senior Vice President with Reflectone, Inc., a company engaged in the design, development and manufacture of flight training simulators. Prior to 1985, Mr. Aebli held various senior management positions with The Singer Company, including President of its Link Simulator Systems Division.

Louis R. DeBartelo was appointed President of the Company's Power Conversion North America Division in 1993. From 1992 to 1994 he served as President - Power Conversion National Accounts Division and from 1990 to 1992 as President - Power Conversion America. Prior to joining the Company, from 1987 to 1989, he was President and Chief Executive Officer of ZAC Precision, Inc., a manufacturer of precision parts for the computer industry, and from 1984 to 1987 he was Vice President and General Manager of the Systems Division of Calcomp, a Lockheed Corporation subsidiary and supplier of turnkey computer-aided design systems. Prior to 1984, Mr. DeBartelo held various management positions with Burroughs Corporation and Memorex Corporation.

Gary J. Duffy has served as Managing Director of the Company's European Power Conversion Division since 1987, having held manufacturing and general management positions since joining the Company in 1982. Prior to 1982, Mr. Duffy held positions in materials and systems management with a European division of Emerson Electric Corporation.

W.K. Lo has served as Managing Director of the Company's Power Conversion Asia-Pacific division since 1988. Prior to joining the Company, Mr. Lo held management positions from 1984 to 1988 with M.C. Packaging (Hong Kong) Limited, a highly automated manufacturer of packaging containers. Prior to 1984, he held various managerial positions with a manufacturing division of Union Carbide Corporation.

Salvatore R. Provanzano was appointed in November 1993 to the position of President of Industrial Automation. Previously, Mr. Provanzano served as Vice President - Product Research & Development for QMS, Inc., a manufacturer of laser and color thermal transfer printers. From 1990 to 1992 he served as General Manager - Customer Services of Foxboro Company, a manufacturer of instrumentation and control systems. From 1988 to 1989 he served as Director - Intelligent Automation Systems of Foxboro Company. Prior to 1988 he was Vice President and General Manager of the industrial computer division of Gould Corporation.

Donald V. Jackson has served as Vice President - Information Systems and Chief Information Officer of the Company since October 1990 and as Director of Information Systems since November 1989. Mr. Jackson served as Director of Common Manufacturing Systems at Unisys, a manufacturer of computer mainframes and data processing equipment, from 1987 to 1989, and as Director, Program Management Manufacturing Line of Business from 1983 to 1987.


                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

The common stock market information and the information pertaining to the number of record holders on page 30 of the Annual Report for the year ended December 30, 1994 is incorporated herein by reference.

The Registrant has not paid cash dividends in the past and no change in such policy is anticipated. Further dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions. The Company is restricted under certain conditions from paying cash dividends, repurchasing or redeeming shares of its capital stock, and making certain other distributions in respect of its capital stock, so long as any of its 91/2% Convertible Subordinated Debentures are outstanding. Additionally, the Company's $15 million revolving credit facility similarly restricts these transactions. However, no funds have been drawn on this line of credit.


ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

The Consolidated Five-Year Comparison of Selected Financial Data on page 13 of the Annual Report for the fiscal year ended December 30, 1994 is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report for the fiscal year ended December 30, 1994 is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

The Consolidated Financial Statements and the quarterly results of operations included in the Annual Report for the fiscal year ended December 30, 1994 are incorporated herein by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------
None.

                            PART III

ITEMS 10, 11, 12 AND 13.

The information called for by that portion of Item 10 which relates to the Directors of the Company, by Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 30, 1994. That portion of
Item 10 which relates to Executive Officers of the Company appears as Item 4A of
Part I of this Report.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8K.
          --------------------------------------------------------------


(a) (1 and 2)  List of Financial Statements and Financial Statement Schedule
               -------------------------------------------------------------

The following consolidated financial statements of Computer Products, Inc. and subsidiaries included in the Annual Report for the fiscal year ended December 30, 1994 are incorporated herein by reference in Item 8:

     Consolidated Statements of Operations -- Years Ended on the Friday nearest December 31, 1994, 1993 and 1992

     Consolidated Statements of Financial Condition -- as of the Friday nearest December 31, 1994, and 1993

     Consolidated Statements of Cash Flows -- Years Ended on the Friday nearest December 31, 1994, 1993 and 1992

     Consolidated Statements of Shareholders' Equity -- Years Ended on the Friday nearest December 31, 1994, 1993 and 1992

     Notes to Consolidated Financial Statements

     Report of Independent Certified Public Accountants

The following consolidated financial statement schedule of Computer Products, Inc. is included in response to Item 14(a) (2):

     Schedule II - Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted because they are either not required or not applicable, or because the required information has been included in the consolidated financial statements or notes thereto.

(a) (3)        Exhibits
               --------

3.1 Articles of Incorporation of the Company, as amended, on May 15, 1989 - incorporated by reference to Exhibit 3.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1989.

3.2 By-laws of the Company, as amended, effective October 16, 1990 - incorporated by reference to Exhibit 3.2 of Registrant's Current Report on Form 8-K, filed with the Commission on November 30, 1990.

4.1 Indenture, dated as of May 15, 1987 between Computer Products, Inc. and LaSalle National Bank, as Trustee - incorporated by reference to Exhibit
     4.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1988.

4.2 First Supplemental Indenture dated as of January 7, 1991 between Computer Products, Inc. and LaSalle National Bank, as Trustee - incorporated by reference to Exhibit 4 of Registrant's Current Report on Form 8-K, filed with the Commission on January 14, 1991.

4.3 Rights Agreement, dated as of November 9, 1988, by and between Computer Products, Inc. and The Bank of New York, as amended - incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed with the Commission on June 15, 1990.

10.1 Grant Agreement, dated June 19, 1981, as supplemented, by and among the Industrial Development Authority of Ireland, Power Products Ltd. and Computer Products, Inc. - incorporated by reference to Exhibit 10.2 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982.

10.2 Indenture between Industrial Development Authority of Ireland and Power Products Ltd. - incorporated by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982.

10.3 (a) Industrial Revenue Bond dated as of December 17, 1982, by and among Stevens-Arnold, Inc., the City of Boston Industrial Development Financing Authority, State Street Bank and Trust Company and the First Bankers, N.A.;
     (b) Guaranty Agreement dated December 17, 1982 by and among Computer Products, Inc., the City of Boston Industrial Development Financing Authority, State Street Bank and Trust Company and the First Bankers, N.A.;
     (c) Loan Agreement dated as of December 17, 1982, between Stevens-Arnold, Inc. and the City of Boston Industrial Development Financing Authority;
     and (d) Mortgage, Security and Trust Agreement dated as of December 17, 1982, among Stevens-Arnold, Inc., the City of Boston Industrial Development Financing Authority and State Street Bank and Trust Company and the First Bankers, N.A. - incorporated by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982.

10.4 Second Amendment of Guaranty Agreement dated as of June 7, 1988 by and between Computer Products, Inc. and State Street Bank and Trust Company - incorporated by reference to Exhibit 10.4 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1989.

10.5 Sublease for facilities located in Pompano Beach, Florida - incorporated by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1988.

10.6 Lease for facilities of Boschert, Incorporated located in Milpitas, California - incorporated by reference to Exhibit 10.14 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1986.

10.7 Letter Amendment to Lease for facilities of Boschert, Incorporated, dated January 9, 1991 located in Milpitas, California - incorporated by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.8 Sublease for facilities of Boschert, Incorporated located in Milpitas, California - incorporated by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1988.

10.9 Sublessee Estoppel Certificate to Sublease for facilities of Boschert, Incorporated, dated February 4, 1991, located in Milpitas, California - incorporated by reference to Exhibit 10.10 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.10 Lease for facilities of Boschert, Incorporated, located in Fremont, California - incorporated by reference to Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1988.

10.11 1981 Stock Option Plan, as amended, effective as of October 16, 1990 - incorporated by reference to Exhibit 10.10 of Registrant's Current Report on Form 8-K, filed with the Commission on November 30, 1990.

10.12 Computer Products, Inc. 1986 Outside Directors' Stock Option Plan, amended as of February 22, 1988 - incorporated by reference to Exhibit
      10.12 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1988.

10.13 Employment Agreement, dated August 29, 1990, by and between Computer Products, Inc. and John N. Lemasters - incorporated by reference to
      Exhibit 10.1 of Registrant's Current Report on Form 8-K, filed with the Commission on November 30, 1990.

10.14 Employment Agreement, dated July 9, 1992, by and between Computer Products, Inc. and Ronald J. Ritchie - incorporated by reference to
      Exhibit 10.14 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1993.

10.15 Asset Purchase Agreement, dated as of January 1, 1992, by and among Computer Products, Inc., HC Holding Corp. and Heurikon Corporation including exhibits and schedules thereto - incorporated by reference to
      Exhibit 2 of Registrant's Current Report on Form 8-K, filed with the Commission on January 20, 1992.

10.16 Employment Agreement, dated January 3, 1992, by and between Computer Products, Inc., HC Holding Corp., and Christopher M. Priebe - incorporated by reference from Exhibit 8.11A of the Asset Purchase Agreement filed as Exhibit 2 of Registrant's Current Report on Form 8-K, filed with the Commission on January 20, 1992.

10.17 Non-Competition Agreement, dated January 3, 1992, by and between Computer Products, Inc., HC Holding Corp. and Christopher M. Priebe - incorporated by reference from Exhibit 8.11B of the Asset Purchase Agreement filed as
      Exhibit 2 of Registrant's Current Report on Form 8-K, filed with the Commission on January 20, 1992.

10.18 Contract to Purchase between Computer Products, Inc. and Sauk Enterprises dated December 23, 1991 for the premises located at 8310 Excelsior Drive, Madison, Wisconsin - incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1992.

10.19 Plan Stock Option Agreement dated as of August 29, 1990 by and between Computer Products, Inc. and John N. Lemasters - incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K, filed with the Commission on November 30, 1990.

10.20 Amended and Restated Revolving Credit Agreement, dated as of March 23, 1990, by and between Computer Products, Inc. and Continental Bank, N.A. - incorporated by reference to Exhibit 10.18 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.21 First Amendment to Amended and Restated Revolving Credit Agreement, dated as of October 25, 1990, by and between Computer Products, Inc. and Continental Bank N.A. - incorporated by reference to Exhibit 10.19 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.22 Second Amendment to Amended and Restated Revolving Credit Agreement, dated as of April 11, 1991, by and between Computer Products, Inc. and Continental Bank N.A. - incorporated by reference to Exhibit 10.21 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1992.

10.23 Third Amendment to Amended and Restated Revolving Credit Agreement, dated as of January 3, 1992, by and between Computer Products, Inc. and Continental Bank N.A. - incorporated by reference to Exhibit 10.22 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1992.

10.24 Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated as of January 1, 1993, by and between Computer Products, Inc. and Continental Bank N.A. - incorporated by reference to Exhibit 10.14 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1993.

10.25 Lease for facilities of the executive offices located in Boca Raton, Florida - incorporated by reference to Exhibit 10.23 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1988.

10.26 1989 Qualified Employee Stock Purchase Plan - incorporated by reference to Exhibit 10.20 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1989.

10.27 Annual Executive Incentive Plan, effective January 1, 1992 - incorporated by reference to Exhibit 10.25 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1992.

10.28 Outside Directors' Retirement Plan, effective October 17, 1989 - incorporated by reference to Exhibit 10.22 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1989.

10.29 1990 Performance Equity Plan - incorporated by reference to Exhibit 10.26 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.30 1990 Outside Directors' Stock Option Plan - incorporated by reference to
      Exhibit 10.27 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.31 1991 Long Term Performance Plan - incorporated by reference to Exhibit
      10.28 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.32 Manufacturing and Development Agreement dated March 16, 1992, between Computer Products, Inc. and Analogic Corporation - incorporated by reference to Exhibit 10.30 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1992.

10.33 License Agreement dated March 16, 1992, between Computer Products, Inc. and Analogic Corporation - incorporated by reference to Exhibit 10.31 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1992.

10.34 Asset Purchase Agreement between Computer Products, Inc., Tecnetics Incorporated, Miller Acquisition Corporation and certain former managers of Tecnetics Incorporated - incorporated by reference to Exhibit 10.29 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1992.

10.35 Manufacturing License and Technical Assistance Agreement between Heurikon Corporation and Lockheed Sanders, Inc. dated January 31, 1992 - incorporated by reference to Exhibit 10.34 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1992.

10.36 Star MVP Domestic Terms and Conditions of Sale Between Heurikon Corporation and Lockhead Sanders, Inc. dated March 18, 1992 - incorporated by reference to Exhibit 10.35 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1992.

10.37 DSP32C VME Board License Agreement between Heurikon Corporation and American Telephone and Telegraph Company dated October 28, 1991 - incorporated by reference to Exhibit 10.36 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1992.

10.38 Software License agreement between Heurikon Corporation and American Telephone and Telegraph Company dated October 28, 1991 - incorporated by reference to Exhibit 10.37 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1992.

10.39 Fifth Amendment and Restated Revolving Credit Agreement, dated as of December 31, 1993, by and between Computer Products, Inc. and Continental Bank, N.A.- incorporated by reference to Exhibit 10.39 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.40 Severance and consulting agreement between John N. Lemasters and the Company - incorporated by reference to Exhibit 10.40 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 1994.

10.41 Employment Agreement, dated June 29, 1994, by and between Computer Products, Inc. and Joseph M. O'Donnell - incorporated by reference to
      Exhibit 10.41 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1994.

10.42 (a) Credit Agreement, dated as of June 28, 1994, by and between Heurikon Corporation and Firstar Bank Madison, N.A.; (b) Guaranty of Payment, dated as of June 28, 1994, by and between Computer Products, Inc. and Firstar Bank Madison, N.A. (c) Term Note, as of June 28, 1994, by and between Heurikon Corporation and Firstar Bank Madison, N.A.; (d) Mortgage, Security Agreement, and Fixture Financing Statement, dated as of June 28, 1994, by and between Heurikon Corporation and Firstar Bank Madison, N.A. - incorporated by reference to Exhibit 10.42 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1994.

10.43 Grant Agreement, dated October 26, 1994, by and among the Industrial Development Authority of Ireland, Power Products Ltd. and Computer Products, Inc.

11    Statement regarding Computation of Per Share Earnings.

13 Annual Report of Computer Products, Inc. for the fiscal year ended December 30, 1994.

21    List of subsidiaries of Registrant.

23    Consent of Independent Certified Public Accountants

(b)   Reports on Form 8-K
      -------------------

      The Registrant did not file any reports on Form 8-K during the thirteen-week period ended December 30, 1994.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Shareholders of Computer Products, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Computer Products, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 18, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) of the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Fort Lauderdale, Florida,                     ARTHUR ANDERSEN LLP
  January 18, 1995.

COMPUTER PRODUCTS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
          For the Years Ended on the Friday Nearest December 31 ($000s)

               COLUMN A              COLUMN B      COLUMN C         COLUMN D    COLUMN E
                                                 ADDITIONS
                                     BALANCE  CHARGED  CHARGED                   BALANCE
                                       AT        TO       TO                       AT
                                   BEGINNING OF COSTS & OTHER      DEDUCTIONS    END OF
             DESCRIPTION              PERIOD  EXPENSES ACCOUNTS  DESCRIP AMOUNT  PERIOD


FISCAL YEAR 1994:
 Reserve deducted from asset to which
 it applies:
  Allowance for doubtful accounts       $ 1,174  $  251            (4)    $    71 $ 1,354
  Inventory                               5,462   3,043            (4)      3,982   4,523
  Deferred tax asset valuation
   allowance                             11,626     395            (3)      1,568  10,453
   Other                                    292                                       292

FISCAL YEAR 1993:
 Reserve deducted from asset to which
  it applies:
  Allowance for doubtful accounts       $ 1,031 $   210            (4)    $    67 $ 1,174
  Inventory                               6,109   1,166            (4)      1,813   5,462
  Deferred tax asset valuation
   allowance                                  0  11,626  (1)                       11,626
  Other                                     292                                       292

FISCAL YEAR 1992:
 Reserve deducted from asset to which
  it applies:
  Allowance for doubtful accounts       $ 1,257 $   292            (4)     $  518 $ 1,031
  Inventory                               6,506   1,206            (4)      1,603   6,109
  Other (2)                                 422                                       292


(1) This amount includes $11,553 recorded upon initial adoption of Statement of Financial Accounting Standards No. 109, ``Accounting for Income Taxes.''

(2) Additions and deductions related to other reserves are individually not significant and, accordingly, are not included in this schedule.

(3) The reduction relates to utilization of tax loss carryforwards.

(4) The reduction relates to charge-offs.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMPUTER PRODUCTS, INC.
                                        (Registrant)


Dated:  March 24, 1995                  By:Joseph M. O'Donnell
                                           -------------------
                                           Joseph M. O'Donnell
                                             President and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                Title                             Date
---------                -----                             ----

Joseph M. O'Donnell      President and Chief Executive     03/24/95
-------------------
Joseph M. O'Donnell      Officer, Director

Richard J. Thompson      Vice President-Finance,           03/24/95
-------------------
Richard J. Thompson      Chief Financial and Accounting Officer

John N. Lemasters        Director                          03/24/95
-----------------
John N. Lemasters

Earl Templeton           Director                          03/24/95
--------------
Earl Templeton

Edward S. Croft, III     Director                          03/24/95
--------------------
Edward S. Croft, III

Stephen A. Ollendorff    Director                          03/24/95
---------------------
Stephen A. Ollendorff

Bert Sager               Director                          03/24/95
----------
Bert Sager

Phillip A. O'Reilly      Director                          03/24/95
-------------------
Phillip A. O'Reilly

                            INDEX TO EXHIBITS



EXHIBIT
NO.         DESCRIPTION
--------------------------------------------------


10.43 Grant Agreement, dated October 26, 1994, by and among the Industrial Development Authority of Ireland, Power Products Ltd. and Computer
           Products, Inc.

11         Statement regarding Computation of Per Share
           Earnings.

13 Annual Report of Computer Products, Inc. for the fiscal year ended December 30, 1994.

21         List of subsidiaries of Registrant.

23         Consent of Independent Certified Public Accountants