Form 10-Q
period 1995-03-31
COMPUTER PRODUCTS INC
filed 1995-05-10
CIK 23071

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1995
                               --------------

                                       OR

[       ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

                           Commission File No. 0-4466
                                               ------


                            COMPUTER PRODUCTS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    FLORIDA
         -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   59-1205269
                      -----------------------------------
                      (I.R.S. Employer Identification No.)

      7900 Glades Road, Suite 500, Boca Raton, Florida       33434
      ------------------------------------------------------------
         (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code  (407) 451-1000
                                                    --------------

                                 NOT APPLICABLE
       -----------------------------------------------------------------
       Former name, address and fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ----


The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of April 28, 1995 was 20,622,902 shares.

                            COMPUTER PRODUCTS, INC.

                               INDEX TO FORM 10-Q

                                                                    Page
                                                                   Number
                                                                   ------

PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements:

               Statements of Operations - For the Thirteen
               Weeks Ended March 31, 1995 and
               April 1, 1994                                            3

               Statements of Financial Condition - March 31, 1995
               and December 30, 1994                                    4

               Statements of Cash Flows - For the
               Thirteen Weeks Ended March 31, 1995 and
               April 1, 1994                                            5

               Notes to Condensed Consolidated Financial
               Statements                                              6-8

Item 2.        Management's Discussion and Analysis of
               Results of Operations and Financial Condition          9-11


PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of
               Security Holders                                        12

Item 6.        Exhibits and Reports on Form 8-K                        12

               Exhibit No. 10.44

               Exhibit No. 11

SIGNATURE

                         PART I. FINANCIAL INFORMATION
                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)
                                             THIRTEEN WEEKS ENDED
                                            MARCH 31,     APRIL 1,
                                               1995         1994
                                             ---------    --------

SALES                                         $44,297      $37,664
COST OF SALES                                  28,145       23,907
                                           ------------  ----------
GROSS PROFIT                                   16,152       13,757
                                           ------------  ----------
EXPENSES
  Selling, general & administrative             8,672        8,457
  Research & development                        3,784        2,616
                                           ------------  ----------
                                               12,456       11,073
                                           ------------  ----------
OPERATING INCOME                                3,696        2,684
                                           ------------  ----------
OTHER INCOME (EXPENSE)
  Interest expense                               (976)        (907)
  Interest income                                 249           92
                                           ------------  ----------
                                                 (727)        (815)
                                           ------------  ----------
INCOME BEFORE INCOME TAXES                      2,969        1,869

PROVISION FOR INCOME TAXES                        950          654
                                           ------------   ---------
NET INCOME                                   $  2,019     $  1,215
                                           ============  ==========

EARNINGS PER COMMON AND EQUIVALENT SHARE     $    .09     $    .06
                                           ===========    =========
Common and common equivalent shares
 outstanding                                   21,934       20,598

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)
                                                 MARCH 31,    DECEMBER 30,
                                                   1995           1994
                                                (UNAUDITED)    (AUDITED)
                                                -----------    ---------

ASSETS

CURRENT ASSETS
 Cash and equivalents                           $ 23,493       $ 20,211
 Accounts receivable, net                         26,385         24,669
 Inventories, net                                 20,907         20,047
 Prepaid expenses                                  1,834          2,157
 Deferred income taxes, net                          461            528
                                                 --------      ----------
  TOTAL CURRENT ASSETS                            73,080         67,612
                                                 --------      ----------
PROPERTY, PLANT & EQUIPMENT, NET                  26,487         26,238
                                                 --------      ----------
OTHER ASSETS
 Goodwill, net                                    14,539         14,911
 Deferred income taxes, net                        3,138          3,395
 Other assets                                      2,037          2,240
                                                 --------      ----------
  TOTAL OTHER ASSETS                              19,714         20,546
                                                 --------      ----------
                                                $119,281       $114,396
                                               ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt           $  1,774       $  1,820
 Accounts payable and accrued liabilities         27,192         25,446
                                                 --------      ----------
  TOTAL CURRENT LIABILITIES                       28,966         27,266

LONG-TERM DEBT                                     7,270          7,368
LEASE LIABILITIES                                  6,362          6,421
CONVERTIBLE SUBORDINATED DEBENTURES               33,383         33,383
                                                 --------      ----------
  TOTAL LIABILITIES                               75,981         74,438
                                                 --------      ----------
SHAREHOLDERS' EQUITY
 Preferred stock, par value $.01; 1,000,000
  shares authorized; none issued

 Common stock, par value $.01; 80,000,000
  shares authorized; 20,621,902 issued and
  outstanding in 1995 (20,302,654 shares in
     1994)                                           206            203
 Additional paid-in capital                       27,982         27,190
 Retained earnings                                15,540         13,521
 Foreign currency translation adjustment            (428)          (956)
                                                 --------      ----------
  TOTAL SHAREHOLDERS' EQUITY                      43,300         39,958
                                                 --------      ----------
                                                $119,281       $114,396
                                               ==========     ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                 COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                  THIRTEEN WEEKS ENDED
                                                  MARCH 31,     APRIL 1,
                                                    1995          1994
                                                  ---------      -------
OPERATING ACTIVITIES:

 Net income                                       $  2,019      $ 1,215
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                     1,257        1,263
   Other non-cash charges                              753          837
 Changes in operating assets and liabilities:
  Increase in accounts receivable                   (1,618)        (934)
  Increase in inventories and prepaid expenses        (994)        (752)
  Increase in accounts payable and accrued
   liabilities                                       2,493        1,281
                                                  ---------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES            3,910        2,910
                                                  ---------      -------
INVESTING ACTIVITIES:
 Purchases of property, plant and equipment         (1,028)        (786)
 (Increase) decrease in other assets                    58         (163)
                                                  ---------      -------
NET CASH USED IN INVESTING ACTIVITIES                 (970)        (949)
                                                  ---------      -------
FINANCING ACTIVITIES:
 Principal payments on debt and capital leases        (286)        (307)
 Proceeds from exercise of stock options               694            8
                                                  ---------      -------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                            408         (299)
                                                  ---------      -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                (66)          73
                                                  ---------      -------
INCREASE IN CASH AND EQUIVALENTS                     3,282        1,735

CASH AND EQUIVALENTS, BEGINNING OF PERIOD           20,211       10,146
                                                -----------    ---------
CASH AND EQUIVALENTS, END OF PERIOD                $23,493      $11,881
                                                ===========    =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1995

1.   BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.

     In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the thirteen weeks ended March 31, 1995 are not necessarily indicative of the results that may be expected for fiscal year 1995. For further information, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders.

2.   INVENTORIES, NET

     The components of inventory, net of allowances for slow-moving and obsolete inventory, are ($000s):
                                  March 31,      December 30,
                                     1995            1994
                                  ----------     ------------

     Raw materials                  $12,509         $11,016
     Work in process                  3,382           3,174
     Finished goods                   5,016           5,857
                                  ----------    -------------
                                    $20,907         $20,047
                                  ==========    =============

3.   PROPERTY PLANT & EQUIPMENT, NET

     Related accumulated depreciation was $25,575,000 and $25,019,000 at March 31, 1995 and December 30, 1994, respectively.


4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The components of accounts payable and accrued liabilities are ($000s):

                                  March 31,    December 30,
                                    1995           1994
                                   -------        -------
     Accounts payable             $11,456        $10,123
     Accrued liabilities:
      Compensation and benefits     6,225          7,685
      Restructuring costs             710            898
      Income taxes payable          1,540          1,449
      Interest                      1,260            466
      Other                         6,001          4,825
                                   -------       --------
                                  $27,192        $25,446
                                 =========      =========

5.   INCOME TAXES

     The provision for income taxes reflects federal, state, and foreign taxes currently payable. The effective income tax rate on pretax earnings differs from that computed at the United States federal statutory rate for the following reasons:

                                           Thirteen Weeks Ended
                                          March 31,     April 1,
                                            1995          1994
                                           ------        -------
     Provision computed at United States
      federal statutory rate                34.0%         34.0%
     Amortization of goodwill                0.5           2.5
     Change in the valuation allowance     (12.0)         (8.5)
     Foreign tax effects                     3.2           0.1
     Effect of state income taxes            5.9           7.6
     Other                                   0.4          (0.7)
                                           ------        --------
     Effective tax rate                     32.0%         35.0%
                                           =======       ========

6.   SUBSEQUENT EVENTS

     On April 4, 1995, the Company entered into an unsecured credit agreement with First Union National Bank of Florida which provides for a $25 million seven-year term loan and a $20 million three-year revolving line of credit. The revolving facility replaces and expands the Company's previous $15 million line of credit which expired on March 23, 1995 and will be available to fund working capital needs. Proceeds from the term loan were used to redeem the Company's Convertible Subordinated Debentures (the `Debentures''). The term loan bears interest, at the Company's option, at either the London Interbank Offered Rate ("LIBOR") plus 1.50% or at the Prime rate. The line of credit agreement provides for interest at either .75% above the LIBOR rate or at the Prime rate minus .50% and it includes a commitment fee of .25% of the unused balance.

     Subsequent to March 31, 1995, the Company called for redemption on May 5, 1995 all of the remaining $33.3 million of its 9.5% Debentures due May 15, 1997. The Debentures would be redeemed for an aggregate amount in cash of $1,054.86 per $1,000 of principal amount (consisting of a redemption payment of $1,010 plus accrued and unpaid interest of $44.86). As a result of the redemption, $9,121,000 principal amount of Debentures were converted, pursuant to the terms of the Debentures, into 1,972,085 shares of the Company's common stock while the balance of $24,262,000 was redeemed. The redemption will result in an extraordinary after-tax loss of approximately $397,000, or $0.02 per share, in the second quarter of 1995. This is attributable to the 1% redemption premium of $165,000 and the write off of unamortized bond issue costs of $232,000.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

GENERAL

     The Company's operating performance for the thirteen weeks ended March 31, 1995 reflected a 17.6% improvement in sales compared to the comparable period ended April 1, 1994, while gross profit margins remained equal to the 36.5% reported in the first quarter a year ago. Operating income increased primarily as a result of higher sales volume. Selling, general and administrative expense remained at relatively the same levels while research and development expenses increased by $1.2 million (44.6%) compared to the first quarter of 1994.

RESULTS OF OPERATIONS

     The following table displays revenue by product category for the thirteen weeks ended March 31, 1995 and April 1, 1994:

                                         (DOLLARS IN THOUSANDS)
                                        MARCH 31,      APRIL 1,
                                          1995            1994
                                        ---------      ----------
     Power Conversion                     $35,149        $26,655
                                            79.3%          70.8%
     Industrial Automation                  4,417          6,183
                                            10.0%          16.4%
     Computer Systems                       4,731          4,826
                                            10.7%          12.8%
                                        ---------        --------
      Total                              $44,297         $37,664
                                        =========       =========

     Revenue for the thirteen weeks ended March 31, 1995 increased by $6.6 million (17.6%) over the comparable prior year period reflecting strong performance in the Company's Power Conversion division. Power Conversion's sales improved 31.9% on increased worldwide demand across each of its sales channels, primarily in the communications marketplace. Industrial Automation's sales were down 28.6% from the comparable period in fiscal 1994 due primarily to lower utility customer sales compared to the first quarter a year ago.
Computer Systems' sales were approximately level with the first quarter of 1994.

     Although gross profit for the current quarter increased by $2.4 million over the first quarter of 1994, gross margins for the quarter were equal to the 36.5% reported in the first quarter a year ago, as the favorable effect on unit costs of significantly higher volumes was offset by the continued growth in the lower margin Power Conversion business and a continuing shift toward high volume OEM accounts that typically generate lower profit margins.

     Selling, general and administrative (SG&A) expenses increased by $0.2 million (2.5%) compared to the first quarter of 1994. However, SG&A expenses as a percentage of sales declined to 19.6% from 22.5% in the first quarter of 1994 due to higher sales as well as a reduction in expenses reflecting the Company's continued focus on overhead cost control.

     Research and development (R&D) expenses increased by $1.2 million (44.6%) compared to the first quarter of 1994 as a result of the Company's increased investment in product development in each of its product categories. Despite the continued increase in R&D spending, operating expenses as a percentage of sales declined to 28.1% for the first quarter of 1995 versus 29.4% for the same quarter a year ago.

     The provision for income taxes as a percentage of pretax income for the first quarter of 1995 decreased to 32% from 35% for the comparable prior year period. The effective tax rate for 1995 decreased primarily as a result of a reduction in the valuation allowance resulting from a higher than expected utilization of deferred tax assets. See Note 5 to the Condensed Consolidated Financial Statements for the Company's effective tax rate reconciliation.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and equivalents increased to $23.5 million at March 31, 1995 from $20.2 million at December 30, 1994 as a result of increased sales volume and higher net income.

     Foreign currency translation adjustments decreased by approximately $528,000 due to the impact of a weaker U.S. dollar on the translation of European net assets.

     Cash provided by operations increased to $3.9 million for the thirteen weeks ended March 31, 1995 from $2.9 million for the thirteen weeks ended April 1, 1994 as a result of higher income from operations.

     On April 4, 1995, the Company entered into an unsecured credit agreement with First Union National Bank of Florida which provides for a $25 million seven-year term loan and a $20 million three-year revolving line of credit. The revolving facility replaces and expands the Company's previous $15 million line of credit which expired on March 23, 1995 and will be available to fund working capital needs. Proceeds from the term loan were used to redeem the Debentures.

     The Company believes its available credit line, its cash flow from operations, and other financing activities are adequate to fund its working capital requirements for the remainder of the fiscal year.

                          PART II.  OTHER INFORMATION

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of the Shareholders held April 27, 1995, the election of seven directors to hold office until the Annual Meeting of Stockholders in 1996 and until their respective successors have been duly elected and qualified
was submitted for a vote of the holders of the Company's common stock.   The
following directors were nominated and elected: Edward S. Croft, III, John N. Lemasters, Joseph M. O'Donnell, Stephen A. Ollendorff, Phillip A. O'Reilly, Bert Sager, and J. Earl Templeton.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Exhibit No. 10.44
     Loan agreement between Computer Products, Inc. and First Union National Bank of Florida dated as of April 4, 1995.

Exhibit No. 11
     Computation of earnings per common and common equivalent share for the thirteen weeks ended March 31, 1995 and April 1, 1994.

(B)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the thirteen week period ended March 31, 1995.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMPUTER PRODUCTS, INC.
                                        -----------------------
                                              (Registrant)



DATE:  May 10, 1995                     BY:  Richard J. Thompson
                                             -------------------
                                             Richard J. Thompson
                                             Vice President Finance