Form 10-Q
period 1995-06-30
COMPUTER PRODUCTS INC
filed 1995-08-07
CIK 23071

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1995
                               -------------


                                       OR

[       ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------

                           Commission File No. 0-4466
                                               ------


                            COMPUTER PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    FLORIDA
         -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   59-1205269
                       ----------------------------------
                      (I.R.S. Employer Identification No.)

7900 Glades Road, Suite 500, Boca Raton, Florida       33434
------------------------------------------------------------
      (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code   (407) 451-1000
                                                      -------------

                                 NOT APPLICABLE
       -----------------------------------------------------------------
       Former name, address and fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      --


The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of July 28, 1995, was 22,821,083 shares.

                            COMPUTER PRODUCTS, INC.

                               INDEX TO FORM 10-Q

                                                                 Page
                                                                Number
                                                                ------

PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements:

               Statements of Operations - For the Thirteen
               and Twenty-Six Weeks Ended June 30, 1995 and
               July 1, 1994                                          3

               Statements of Financial Condition - June 30, 1995
               and December 30, 1994                                 4

               Statements of Cash Flows - For the
               Twenty-Six Weeks Ended June 30, 1995 and
               July 1, 1994                                          5

               Notes to Condensed Consolidated Financial
               Statements                                          6-8

Item 2.        Management's Discussion and Analysis of
               Results of Operations and Financial Condition      9-11


PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of
               Security Holders                                     12

Item 6.        Exhibits and Reports on Form 8-K                     12

               Exhibit No. 11

               Exhibit No. 27

SIGNATURE

                         PART I. FINANCIAL INFORMATION

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)
                                      THIRTEEN WEEKS    TWENTY-SIX WEEKS
                                           ENDED              ENDED
                                     JUNE 30,  JULY 1,  JUNE 30,  JULY 1,
                                       1995     1994     1995      1994
                                     --------  ------   ------    -------

SALES                                $47,316  $38,393  $91,614   $76,058
COST OF SALES                         29,792   24,001   57,937    47,909
                                     -------   ------   -------   -------
GROSS PROFIT                          17,524   14,392   33,677    28,149
                                     -------   -------  -------   -------
EXPENSES:
 Selling, general & administrative     8,527    8,524   17,200    16,982
 Research & development                4,249    2,740    8,033     5,355
                                     -------   ------   -------   ------
                                      12,776   11,264   25,233    22,337
                                     -------   -------  -------   -------

OPERATING INCOME                       4,748    3,128    8,444     5,812
                                     -------   ------   -------   --------
OTHER INCOME (EXPENSE):
 Interest expense                       (823)    (906)  (1,799)   (1,814)
 Interest income                         290      105      539       197
                                       ------   ------  -------   -------
                                        (533)    (801)  (1,260)   (1,617)
                                      -------   ------  --------  --------
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM                     4,215    2,327    7,184     4,195

PROVISION FOR INCOME TAXES             1,349      814    2,299     1,468
                                     -------   ------   -------   --------
INCOME BEFORE EXTRAORDINARY ITEM       2,866    1,513    4,885     2,727

EXTRAORDINARY ITEM - LOSS ON EARLY
RETIREMENT OF DEBT,
 NET OF INCOME TAX BENEFIT OF $187      (397)       -     (397)        -
                                     --------  ------   -------  -------
NET INCOME                           $ 2,469  $ 1,513  $ 4,488   $ 2,727
                                     ======== =======  =======   =======

EARNINGS PER COMMON AND COMMON
EQUIVALENT SHARE:

 Income Before Extraordinary Item    $ 0.12   $  0.07   $ 0.22    $ 0.13

 Extraordinary Item                   (0.02)        -    (0.02)        -
                                     -------   ------   -------   ------
 Net Income                          $ 0.10    $ 0.07   $ 0.20    $ 0.13
                                     =======   ======   =======   ======
Common and common equivalent shares
 outstanding                         24,148    20,847    22,504   20,703

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollars in Thousands Except Par Value Amounts)
                                               JUNE 30,     DECEMBER 30,
                                                 1995          1994
                                              (UNAUDITED)    (AUDITED)
                                              -----------    ---------
ASSETS

CURRENT ASSETS
 Cash and equivalents                          $ 29,312      $ 20,211
 Accounts receivable, net                        26,883        24,669
 Inventories, net                                22,613        20,047
 Prepaid expenses                                 1,999         2,157
 Deferred income taxes, net                         294           528
                                               ---------     ---------
  Total current assets                           81,101        67,612
                                               ---------     ---------

PROPERTY, PLANT & EQUIPMENT, NET                 26,052        26,238
                                               ---------     ---------
OTHER ASSETS
 Goodwill, net                                   14,095        14,911
 Deferred income taxes, net                       2,838         3,395
 Other assets                                     2,032         2,240
                                               ---------     ---------
  Total other assets                             18,965        20,546
                                               ---------     ---------
                                               $126,118      $114,396
                                               =========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt          $  1,289      $  1,820
 Accounts payable and accrued liabilities        31,209        25,446
                                               ---------     ---------
  Total current liabilities                      32,498        27,266

LONG-TERM DEBT                                   32,002         7,368
LEASE LIABILITIES                                 6,303         6,421
CONVERTIBLE SUBORDINATED DEBENTURES                   -        33,383
                                               ---------     ---------
  TOTAL LIABILITIES                              70,803        74,438
                                               ---------     ---------
SHAREHOLDERS' EQUITY
 Preferred stock, par value $.01; 1,000,000
  shares authorized; none issued
 Common stock, par value $.01; 80,000,000
  shares authorized; 22,802,963 issued
  and outstanding in 1995 (20,302,654 shares
  in 1994)                                          227           203
 Additional paid-in capital                      37,536        27,190
 Retained earnings                               17,547        13,521
 Foreign currency translation adjustment              5          (956)
                                               ---------     ---------
  TOTAL SHAREHOLDERS' EQUITY                     55,315        39,958
                                               ---------     ---------
                                               $126,118      $114,396
                                               =========    ==========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)
                                                TWENTY-SIX WEEKS ENDED
                                                JUNE 30,       JULY 1,
                                                  1995          1994
                                               ----------     ---------

OPERATING ACTIVITIES:
 Net income                                     $ 4,488       $  2,727
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                   2,558          2,535
  Other non-cash charges                          2,430          1,759
 Changes in operating assets and liabilities:
  Increase in accounts receivable                (1,979)          (174)
  Increase in inventories and prepaid expenses   (4,045)        (5,552)
  Increase in accounts payable and accrued
   liabilities                                    7,131          2,551
                                                --------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES        10,583          3,846
                                                --------      ---------
INVESTING ACTIVITIES:
 Purchases of property, plant and equipment      (2,694)        (2,106)
 Proceeds from sale of property, plant and
  equipment                                       1,521              -
 (Increase) decrease in other assets                 70            231
                                                --------      --------
NET CASH USED IN INVESTING ACTIVITIES            (1,103)        (2,337)
                                                --------      ---------
FINANCING ACTIVITIES:
 Issuance of long-term debt                      24,375          3,600
 Repurchase of  convertible subordinated
  debentures                                    (24,505)             -
 Principal payments on debt and capital leases   (1,025)          (628)
 Proceeds from exercise of stock options          1,287             91
 Repurchase of common stock                        (646)             -
                                                --------      ---------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                        (514)         3,063
                                                --------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 EQUIVALENTS                                        135            337
                                                --------      ---------
INCREASE IN CASH AND EQUIVALENTS                  9,101          4,909

CASH AND EQUIVALENTS, BEGINNING OF PERIOD        20,211         10,146
                                                --------      ---------
CASH AND EQUIVALENTS, END OF PERIOD             $29,312        $15,055
                                                ========      =========

NONCASH FINANCING ACTIVITIES:

In May 1995, holders of the Company's Debentures with a principal amount of $9,121,000 converted the Debentures into 1,972,085 shares of the Company's common stock.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 JUNE 30, 1995


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

     In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the thirteen and twenty-six weeks ended June 30, 1995 are not necessarily indicative of the results that may be expected for fiscal year 1995. For further information, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders and Form 10-Q for the thirteen week period ended March 31, 1995.

     Certain amounts in the prior period financial statements have been reclassified to be consistent with the method of presentation used in the current period financial statements.

2.   INVENTORIES, NET

     The components of inventory, net of allowances for slow-moving and obsolete inventory, are ($000s):

                                      June 30,   December 30,
                                        1995         1994
                                      --------     --------

     Raw materials                    $13,483      $11,016
     Work in process                    3,409        3,174
     Finished goods                     5,721        5,857
                                      -------      -------
                                      $22,613      $20,047
                                      =======      =======

3.   PROPERTY, PLANT & EQUIPMENT, NET

     Accumulated depreciation on property plant and equipment was $24,305,000 and $25,019,000 at June 30, 1995 and December 30, 1994, respectively.

     On June 2, 1995, the Company sold its Pompano Beach, Florida facility. Proceeds totaled approximately $1.5 million, resulting in a pretax gain of approximately $278,000.


4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The components of accounts payable and accrued liabilities are ($000s):

                                       June 30,   December 30,
                                         1995         1994
                                       --------      -------
     Accounts payable                   $14,567     $10,123
     Accrued liabilities:
     Compensation and Benefits            7,468       7,685
     Restructuring Costs                    557         898
     Income Taxes Payable                 1,785       1,449
     Other                                6,832       5,291
                                         ------      ------
                                        $31,209     $25,446
                                       =======      =======

5.   LONG-TERM DEBT

     On April 4, 1995, the Company entered into an unsecured credit agreement with First Union National Bank of Florida (``First Union'') which provided for a $25 million seven-year term loan and a $20 million three-year revolving line of credit. The revolving facility replaces and expands the Company's previous $15 million line of credit which expired on March 23, 1995 and will be available to fund working capital needs. Proceeds from the term loan were used to redeem the Company's Convertible Subordinated Debentures (the `Debentures').

     In May 1995, the Company entered into an Interest Rate Collar Agreement with First Union, which set boundaries for the interest payment terms on its $25 million term loan. The agreement placed a ceiling of 9.75% on the Company's floating rate option in exchange for First Union's ability to elect a fixed rate option of 8.25%. In June 1995, First Union exercised its option to receive interest at the fixed rate.

     The line of credit agreement provides for interest at either .75% above the London Interbank Offered Rate (`LIBOR') or at the Prime rate minus .50% and it includes a commitment fee of .25% of the unused balance.

6.   CONVERTIBLE SUBORDINATED DEBENTURES

     On May 5, 1995, the Company called for redemption all of the remaining $33.4 million of its 9.5% Debentures due May 15, 1997. The Debentures were redeemed for an aggregate amount of $1,054.86 per $1,000 of principal amount (consisting of a redemption payment of $1,010 plus accrued and unpaid interest of $44.86). As a result of the redemption, holders of Debentures with a principal amount of $9,121,000 elected to convert the Debentures, pursuant to the terms of the Debentures, into 1,972,085 shares of the Company's common stock while the balance of $24,262,000 was redeemed. The redemption resulted in an after-tax loss of approximately $397,000, consisting of the 1% redemption premium of $165,000 and the write-off of unamortized financing costs of $232,000.

7.   INCOME TAXES

     The provision for income taxes reflects federal, state, and foreign taxes currently payable. The effective income tax rate on pretax earnings differs from that computed at the United States federal statutory rate for the following reasons:

                                           Twenty-Six Weeks Ended
                                           June 30,       July 1,
                                             1995          1994
                                            ------         -----
     Provision computed at United States
      federal statutory rate                 34.0%         34.0%
     Effect of state income taxes             4.4           6.9
     Amortization of goodwill                 0.4           1.8
     Foreign tax effects                      1.1           0.9
     Change in the valuation allowance       (5.6)         (8.3)
     Other                                   (2.3)         (0.3)
                                             -----         -----
     Effective tax rate                      32.0%         35.0%
                                            ======        ======

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

     The Company's operating performance for the thirteen and twenty-six weeks ended June 30, 1995 reflected improvement in sales and net income compared to the same periods ended July 1, 1994. While gross profit margins remained level, operating income increased over both comparable prior year periods primarily as a result of higher sales volume. Selling, general and administrative expenses remained at relatively the same levels while research and development expenses for the thirteen and twenty-six weeks ended June 30, 1995 increased 55% and 50%, respectively, over the comparable prior year periods as the Company continued to invest in new product development.

RESULTS OF OPERATIONS

     The following table displays revenues by product category for the twenty-six weeks ended June 30, 1995 and July 1, 1994:

                                     (DOLLARS IN THOUSANDS)
                                      JUNE 30,    JULY 1,
                                        1995       1994
                                      --------    -------

     Power Conversion                 $73,651    $55,709
                                        80.4%      73.2%

     Industrial Automation              8,206     10,693
                                         9.0%      14.1%

     Computer Systems                   9,757      9,656
                                        10.6%      12.7%
                                      -------     ------
     Total                            $91,614    $76,058
                                      =======    =======

     Revenues for the thirteen and twenty-six weeks ended June 30, 1995 increased $8.9 million (23%) and $15.6 million (20%), respectively, over the comparable prior year periods, reflecting strong performance in the Power Conversion division. Power Conversion's sales improved 32% from increased demand across each of its sales channels, particularly in the communications marketplace. Industrial Automation's sales were down from prior year due to a decrease in utility orders while Computer Systems' sales showed a slight increase over the prior year periods.

     Although gross profit for the thirteen and twenty-six weeks ended June 30, 1995 increased by $3.1 million and $5.5 million, respectively, over the comparable prior year periods, gross margins were level with the 37% reported for both the thirteen and twenty-six weeks ended July 1, 1994, as the favorable effect on unit costs of significantly higher volumes was offset by the continued growth in the lower margin Power Conversion business and a continuing shift toward high volume OEM accounts that typically generate lower profit margins.

     Selling, general and administrative (SG&A) expenses for the thirteen and twenty-six weeks ended June 30, 1995 remained level with the comparable prior year periods. However, SG&A expenses as a percentage of revenue decreased from 22% for both the comparable prior year periods to approximately 18% and 19% for the thirteen and twenty-six weeks ended June 30, 1995, respectively, due to the Company's continued focus on cost control and the effect of significantly higher sales volume.

     Research and development (R&D) expenses for the thirteen and twenty-six weeks ended June 30, 1995 increased $1.5 million (55%) and $2.7 million (50%), respectively, over the same periods a year ago, as a result of the Company's increased investment in product development in each of its product categories. Despite the continued increase in R&D spending, operating expenses as a percentage of sales declined to approximately 27% in 1995 from the 29% reported a year ago.

     The provision for income taxes as a percentage of pretax income for the twenty-six weeks ended June 30, 1995 decreased to 32% from 35% for the comparable prior year period. The effective tax rate for 1995 decreased primarily as a result of a reduction in the valuation allowance resulting from a higher than expected utilization of deferred tax assets. See Note 7 to the Condensed Consolidated Financial Statements for the Company's effective tax rate reconciliation.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and equivalents increased to $29.3 million at June 30, 1995 from $20.2 million at December 31, 1994 as a result of higher net income, working capital efficiencies and proceeds from the sale of the Pompano Beach, Florida facility (see Note 3 to the Condensed Consolidated Financial Statements).

     Inventories, net increased $2.6 million (12.8%) in support of increased volume and due to lengthening lead times for component procurement.

     Foreign currency translation adjustment decreased by approximately $1.0 million due to the impact of a weaker U.S. dollar on the translation of net assets denominated in European currencies.

     Net cash provided by operations increased to $10.6 million for the twenty-six weeks ended June 30, 1995 from $3.8 million for the twenty-six weeks ended July 1, 1994 as a result of higher income from operations, limited growth in receivables and inventory versus the increase in volumes, and increased accounts payable.

     Net cash used in investing activities decreased to $1.1 million for the twenty-six weeks ended June 30, 1995 from $2.3 million for the twenty-six weeks ended July 1, 1994 primarily due to proceeds received from the sale of the Pompano Beach, Florida facility (see Note 3 to the Condensed Consolidated Financial Statements).

     Net cash used in financing activities for the twenty-six weeks ended June 30, 1995 of $0.5 million consists of the issuance of the $25 million seven-year term loan, net of debt issuance costs, and proceeds from the exercise of stock options reduced by the repurchase of $24.3 million of the Company's convertible subordinated debentures, the Company's repurchase of 116,000 shares of its common stock as part of its plan to repurchase up to 2,000,000 shares of its common stock and scheduled long-term debt repayments. Net cash provided by financing activities for the twenty-six weeks ended July 1, 1994 of $3.1 million includes the issuance of a $3.6 million mortgage loan reduced by scheduled long-term debt repayments.

     As of June 30, 1995, no amounts have been drawn on the Company's $20 million revolving line of credit. The Company believes its available credit line, its cash flow from operations, and other financing activities are adequate to fund its working capital requirements for the remainder of the fiscal year.

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

     At the Annual Meeting of the Shareholders held April 27, 1995, the election of seven directors to hold office until the Annual Meeting of Stockholders in 1996 and until their respective successors have been duly elected and qualified
was submitted for a vote of the holders of the Company's common stock.   The
following directors were nominated and elected:

     NAME                      VOTES FOR       WITHHELD
     ----                      ---------       --------

     Edward S. Croft, III     18,178,842         62,050
     John N. Lemasters        18,096,684        114,208
     Joseph M. O'Donnell      18,183,008         57,884
     Stephen A. Ollendorff    18,175,070         65,822
     Phillip A. O'Reilly      18,180,723         60,169
     Bert Sager               18,169,169         71,723
     J. Earl Templeton        18,172,335         68,557


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit No. 11 -- Computation of earnings per common share.

     Exhibit No. 27 -- Financial Data Schedule.

(B)  REPORTS ON FORM 8-K

 On April 5, 1995, the Company filed a Current Report on Form 8-K with respect to the redemption of the remaining $33.4 million of its 9.5% Debentures due May 15, 1997 and with respect to the Company's unsecured credit agreement with First Union National Bank of Florida which provided for a $25 million seven-year term loan and a $20 million three-year revolving line of credit.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COMPUTER PRODUCTS, INC.
                                        -----------------------
                                              (Registrant)



DATE:  August 7, 1995                   BY:  Richard J. Thompson
                                             -------------------
                                             Richard J. Thompson
                                             Vice President Finance