Form 10-Q
period 1995-09-29
COMPUTER PRODUCTS INC
filed 1995-11-13
CIK 23071

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 29, 1995
                               ------------------


                                       OR

[       ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------

                           Commission File No. 0-4466
                                               ------


                            COMPUTER PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    FLORIDA
         -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   59-1205269
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

7900 Glades Road, Suite 500, Boca Raton, Florida       33434
------------------------------------------------------------
      (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code    (407) 451-1000
                                                   ------------------

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


The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of October 27, 1995, was 22,385,058 shares.

                            COMPUTER PRODUCTS, INC.

                               INDEX TO FORM 10-Q
                                                                          Page
                                                                         Number
                                                                         ------

PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements:

               Statements of Operations - For the Thirteen
               and Thirty-Nine Weeks Ended September 29, 1995 and
               September 30, 1994                                           3

               Statements of Financial Condition - September 29, 1995
               and December 30, 1994                                        4

               Statements of Cash Flows - For the
               Thirty-Nine Weeks Ended September 29, 1995 and
               September 30, 1994                                           5

               Notes to Condensed Consolidated Financial
               Statements                                                 6-8

Item 2.        Management's Discussion and Analysis of
               Results of Operations and Financial Condition             9-11


PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of
               Security Holders                                            12

Item 6.        Exhibits and Reports on Form 8-K                            12

               Exhibit No. 11

               Exhibit No. 27

SIGNATURE

                         PART I. FINANCIAL INFORMATION

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)

                                               THIRTEEN WEEKS       THIRTY-NINE WEEKS
                                                    ENDED                 ENDED
                                            SEPT. 29,  SEPT. 30,   SEPT. 29,   SEPT. 30,
                                               1995      1994         1995       1994
                                             --------   -------     --------    -------
SALES                                        $46,905    $36,941     $138,518   $113,000
COST OF SALES                                 28,515     23,154       86,451     71,063
                                              ------     ------       ------     ------
GROSS PROFIT                                  18,390     13,787       52,067     41,937
                                              ------     ------       ------     ------
EXPENSES
 Selling, general & administrative             8,273      8,163       25,474     25,147
 Research & development                        3,983      2,639       12,016      7,994
                                               -----      -----       ------      -----
                                              12,256     10,802       37,490     33,141
                                              ------     ------       ------     ------
OPERATING INCOME                               6,134      2,985       14,577      8,796
                                               -----      -----       ------      -----
OTHER INCOME (EXPENSE)
 Interest expense                               (736)      (979)      (2,535)    (2,792)
 Interest income                                 255        141          795        338
                                               -----       ----       ------    -------
                                                (481)      (838)      (1,740)    (2,454)
                                               ------      -----     -------    -------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY   5,653      2,147       12,837      6,342
ITEM

PROVISION FOR INCOME TAXES                     1,295        689        3,594      2,156
                                               -----     -------      ------     -------
INCOME BEFORE EXTRAORDINARY ITEM               4,358      1,458        9,243      4,186
EXTRAORDINARY ITEM - LOSS ON EARLY
RETIREMENT OF DEBT,
 NET OF INCOME TAX BENEFIT OF $187                 -          -         (397)         -
                                              -------    -------      -------    ------
NET INCOME                                   $ 4,358   $ 1,458       $ 8,846   $  4,186
                                             =======   ========      ========  ========

EARNINGS PER COMMON AND COMMON EQUIVALENT
SHARE:

 Income Before Extraordinary Item            $  0.18     $ 0.07     $  0.40    $   0.20

 Extraordinary Item                                -          -       (0.02)          -
                                            --------   --------      -------   --------
 Net Income                                  $  0.18    $  0.07     $  0.38    $   0.20
                                            ========    =======     ========   ========

COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING                                  24,313     21,179      23,015      20,844

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollars in Thousands Except Par Value Amounts)

                                                      SEPTEMBER 29,   DECEMBER 30,
                                                         1995            1994
                                                      (UNAUDITED)
                                                     --------------   ---------
ASSETS
CURRENT ASSETS
 Cash and equivalents                                   $25,313         $20,211
 Accounts receivable, net                                27,919          24,669
 Inventories, net                                        29,006          20,047
 Prepaid expenses                                         2,789           2,157
 Deferred income taxes, net                                 246             528
                                                        -------        --------
  Total current assets                                   85,273          67,612
                                                        -------        --------
PROPERTY, PLANT & EQUIPMENT, NET                         26,068          26,238
                                                        -------        --------
OTHER ASSETS
 Goodwill, net                                           13,653          14,911
 Deferred income taxes, net                               2,376           3,395
 Other assets                                             1,951           2,240
                                                        -------        --------
  Total other assets                                     17,980          20,546
                                                        -------        --------
                                                       $129,321        $114,396
                                                       ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                  $  2,753        $  1,820
 Accounts payable and accrued liabilities                36,742          25,446
                                                        -------        --------
  Total current liabilities                              39,495          27,266

LONG-TERM DEBT                                           30,385           7,368
LEASE LIABILITIES                                         6,252           6,421
CONVERTIBLE SUBORDINATED DEBENTURES                           -          33,383
                                                        -------        --------
  TOTAL LIABILITIES                                      76,132          74,438
                                                        -------        --------

SHAREHOLDERS' EQUITY
 Preferred stock, par value $.01; 1,000,000 shares
  authorized; none issued
 Common stock, par value $.01; 80,000,000 shares authorized;
  22,365,033 issued and outstanding in 1995 (20,302,654
  shares in 1994)                                           223             203
 Additional paid-in capital                              37,146          27,190
 Retained earnings                                       16,014          13,521
 Foreign currency translation adjustment                   (194)           (956)
                                                         ------          ------
  TOTAL SHAREHOLDERS' EQUITY                             53,189          39,958
                                                        -------        --------
                                                       $129,321        $114,396
                                                       ========        ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                     THIRTY-NINE WEEKS ENDED
                                                     SEPT. 29,      SEPT. 30,
                                                       1995           1994
                                                     --------        -------
OPERATING ACTIVITIES:
 Net income                                           $ 8,846        $ 4,186
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                         3,881          3,786
  Other non-cash charges                                3,837          2,350
 Changes in operating assets and liabilities:
  Increase in accounts receivable                      (3,219)          (576)
  Increase in inventories and prepaid expenses        (12,697)        (6,018)
  Increase in accounts payable and accrued
   liabilities                                         13,654          1,544
                                                      --------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES              14,212          5,272
                                                      --------        -------
INVESTING ACTIVITIES:
 Purchases of property, plant & equipment              (4,670)        (3,430)
 Proceeds from sale of property, plant & equipment      1,522              -
 (Increase) decrease in other assets                    1,027           (303)
                                                        ------        -------
NET CASH USED IN INVESTING ACTIVITIES                  (2,121)        (3,733)
                                                       -------        -------
FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt              24,375          3,600
 Repurchase of  convertible subordinated debentures   (24,505)          (520)
 Principal payments on debt and capital leases         (1,306)          (958)
 Proceeds from exercises of stock options               2,663            201
 Repurchase of common stock                            (8,307)             -
                                                       -------         -----
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (7,080)         2,323
                                                       -------         -----
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
EQUIVALENTS                                                91            362
                                                       ------          -----
INCREASE IN CASH AND EQUIVALENTS                        5,102          4,224

CASH AND EQUIVALENTS, BEGINNING OF PERIOD              20,211         10,146
                                                       ------         ------
CASH AND EQUIVALENTS, END OF PERIOD                   $25,313        $14,370
                                                      =======        =======

[FN]
NONCASH FINANCING ACTIVITIES:

In May 1995, holders of the Company's Debentures with a principal amount of $9,121,000 converted the Debentures into 1,972,085 shares of the Company's common stock.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               SEPTEMBER 29, 1995

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

     In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the thirteen and thirty-nine weeks ended September 29, 1995 are not necessarily indicative of the results that may be expected for fiscal year 1995. For further information, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders and Form 10-Q for the thirteen week period ended June 30, 1995.

     Certain amounts in the prior period financial statements have been reclassified to be consistent with the method of presentation used in the current period financial statements.

2.   INVENTORIES, NET
     The components of inventory, net of allowances for slow-moving and obsolete inventory, are as follows ($000s):

                                   September     December
                                      29,           30,
                                     1995          1994
                                   -------        -------
     Raw materials                 $16,893        $11,016
     Work in process                 4,401          3,174
     Finished goods                  7,712          5,857
                                   -------       --------
                                   $29,006        $20,047
                                   =======       ========

3.   PROPERTY, PLANT & EQUIPMENT, NET

     Accumulated depreciation on property plant and equipment was $24,695,000 and $25,019,000 at September 29, 1995 and December 30, 1994, respectively.

     On June 2, 1995, the Company sold its Pompano Beach, Florida facility. Proceeds totaled approximately $1.5 million, resulting in a pretax gain of approximately $278,000.

4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The components of accounts payable and accrued liabilities are as follows ($000s):

                                       September    December
                                          29,          30,
                                         1995         1994
                                       ---------     -------
     Accounts payable                    $17,468     $10,123
     Accrued liabilities:
       Compensation and Benefits           9,040       7,685
       Income Taxes Payable                2,237       1,449
       Warranty Reserve                    1,294         679
       Other                               6,703       5,510
                                        --------     -------
                                         $36,742     $25,446
                                       =========    ========

5.   LONG-TERM DEBT

     On April 4, 1995, the Company entered into an unsecured credit agreement with First Union National Bank of Florida ("First Union") which provides for a $25 million seven-year term loan and a $20 million three-year revolving line of credit. Proceeds from the term loan were used to redeem the Company's Convertible Subordinated Debentures (the "Debentures").

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

     The line of credit agreement provides for interest at either .75% above the London Interbank Offered Rate ("LIBOR") or at the Prime rate minus .50% and it includes a commitment fee of .25% of the unused balance.

6.   CONVERTIBLE SUBORDINATED DEBENTURES

     On May 5, 1995, the Company called for redemption all of the remaining $33.4 million of its 9.5% Debentures due May 15, 1997. The Debentures were redeemed for an aggregate amount of $1,054.86 per $1,000 of principal amount (consisting of a redemption payment of $1,010 plus accrued and unpaid interest of $44.86). As a result of the redemption, holders of Debentures with a principal amount of $9,121,000 elected to convert the Debentures, pursuant to the terms of the Debentures, into 1,972,085 shares of the Company's common stock while the balance of $24,262,000 was redeemed. The redemption resulted in an after-tax loss of approximately $397,000, consisting of a 1% redemption premium of $165,000 and the write-off of unamortized financing costs of $232,000.

7.   INCOME TAXES

     The provision for income taxes reflects federal, state, and foreign taxes currently payable. The effective income tax rate on pretax earnings differs from that computed at the United States federal statutory rate for the following reasons:
                                        Thirty-Nine Weeks
                                              Ended
                                        Sept.       Sept.
                                         29,         30,
                                        1995        1994
                                       ------      ------
     Provision computed at United
      States federal statutory rate     34.0%       34.0%
     Effect of state income taxes        3.7         8.0
     Amortization of goodwill            0.3         0.8
     Foreign tax effects                (2.6)       (1.9)
     Change in the valuation allowance  (7.7)       (8.1)
     Other                               0.3         1.2
                                        -----       -----
     Effective tax rate                 28.0%       34.0%
                                        =====       =====

8.   SHAREHOLDERS' EQUITY

     During the thirty-nine weeks ended September 29, 1995, the Company repurchased and retired a total of 1,138,000 shares of its common stock pursuant to a share buy-back plan announced in May 1995. According to the plan, the Company intends to repurchase from time to time up to an aggregate of 2,000,000 shares through open market transactions. The excess of the cost of shares repurchased over par value was allocated to additional paid-in capital based on the per share amount of additional paid-in capital for all shares and any remaining additional amount relating to repurchase was charged to retained earnings.

     During the thirty-nine weeks ended September 29, 1995, approximately 1,343,000 options for common stock issued to members of the board of directors, employees and former employees were exercised at prices ranging from $1.75 to $4.875.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

     The Company reported strong earnings for the thirteen and thirty-nine weeks ended September 29, 1995 reflecting continued growth in sales and the progress made in cost reduction efforts compared to the same periods ended September 30, 1994. Operating income doubled in the third quarter to $6.1 million compared to $3.0 million a year ago. Selling, general and administrative expenses remained at relatively the same levels while research and development expenses for the thirteen and thirty-nine weeks ended September 29, 1995 increased 50% over both comparable prior year periods as the Company increased its investment in product development.

RESULTS OF OPERATIONS

     The following table displays sales by product category for the thirty-nine weeks ended September 29, 1995 and September 30, 1994:

                                      (DOLLARS IN THOUSANDS)
                                      SEPT. 29,     SEPT. 30,
                                        1995          1994
                                      --------      --------

     Power Conversion                 $112,293       $84,454
                                         81.0%         74.7%
     Industrial Automation              11,868        14,793
                                          8.6%         13.1%
     Computer Systems                   14,357        13,753
                                         10.4%         12.2%
                                      --------      --------
     Total                            $138,518      $113,000
                                      ========      ========

     Sales for the thirteen and thirty-nine weeks ended September 29, 1995 increased $10.0 million (27%) and $25.5 million (23%), respectively, over the comparable prior year periods, reflecting strong performance in the Power Conversion division. Power Conversion's sales improved 33% from increased worldwide demand particularly in the communications marketplace as the Company continued to gain a significant share of new OEM customer programs in networking and telecommunications product applications. Industrial Automation's sales were down from prior year due to a decrease in utility customer orders while Computer Systems' sales showed a slight increase over the prior year periods.

     The recent strong growth in the Power Conversion business requires expansion of production capabilities and, to address this requirement, the Company is currently increasing its manufacturing presence in China by hiring additional employees and investing in plant and equipment.

     Gross profit for the thirteen and thirty-nine weeks ended September 29, 1995 increased by $4.6 million and $10.1 million, respectively, over the comparable prior year periods. Likewise, gross margins improved to 39.2% and 37.6%, respectively, for the thirteen and thirty-nine weeks ended September 29, 1995 compared to the 37.3% and 37.1% reported for the same periods in 1994. This performance improvement stemmed from the continued focus on manufacturing cost reduction and process improvement and the favorable effect of the higher volumes on fixed cost per unit. These factors were sufficient to overcome price increases paid for certain components in the midst of significant demand across the electronics marketplace and an increasing proportion of sales to OEM customers at lower overall margins. Price increases for certain components are expected to continue at least through the end of the fiscal year.

     Selling, general and administrative (SG&A) expenses for the thirteen and thirty-nine weeks ended September 29, 1995 remained level with the comparable prior year periods. However, SG&A expenses as a percentage of revenue decreased from approximately 22% for both the comparable prior year periods to approximately 18% for the thirteen and thirty-nine weeks ended September 29, 1995 due to the Company's continued focus on cost control and the effect of significantly higher sales volume.

     Research and development (R&D) expenses for the thirteen and thirty-nine weeks ended September 29, 1995 increased $1.3 million (51%) and $4.0 million (50%), respectively, over the same periods a year ago, as a result of the Company's increased investment in product development in each of its product categories driven by both new standard and custom product development programs.
 Despite the continued increase in R&D spending, operating expenses as a percentage of sales year to date declined to approximately 27% in 1995 from the 29% reported a year ago.

     The provision for income taxes as a percentage of pretax income for the thirty-nine weeks ended September 29, 1995 decreased to 28% from 34% for the comparable prior year period. The effective tax rate for 1995 decreased primarily due to a favorable change in the pattern of earnings between domestic and overseas operations. In addition, a net decrease in the valuation allowance resulted from a higher than expected utilization of deferred tax assets.
See Note 7 to the Condensed Consolidated Financial Statements for the Company's effective tax rate reconciliation.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and equivalents increased to $25.3 million at September 29, 1995 from $20.2 million at December 30, 1994 as a result of increased cash flow from operations, proceeds from the sale of the Pompano Beach, Florida facility and from exercises of stock options partially offset by the repurchase of 1,138,000 shares of the Company's common stock for $8.3 million and purchases of plant and equipment.

     Inventories, net increased $9.0 million (45%) from December 30, 1994 primarily in the Power Conversion division in support of higher sales and to protect against component shortages being experienced in the electronics marketplace. Accounts payable increased $7.5 million in support of the increased inventory levels.

     Foreign currency translation adjustment decreased by approximately $0.8 million due to the impact of a weaker U.S. dollar on the translation of net assets denominated in European currencies.

     Net cash provided by operations increased to $14.2 million for the thirty-nine weeks ended September 29, 1995 from $5.3 million for the thirty-nine weeks ended September 30, 1994 as a result of higher income from operations and lower overall investment in net operating assets.

     Net cash used in investing activities decreased to $2.1 million for the thirty-nine weeks ended September 29, 1995 from $3.7 million for the thirty-nine weeks ended September 30, 1994 due to proceeds of $1.5 million from the sale of the Pompano Beach, Florida facility.

     Net cash used in financing activities for the thirty-nine weeks ended September 29, 1995 of $7.1 million consists of the issuance of the $25 million seven-year term loan, net of debt issuance costs, and the proceeds from the exercise of stock options partially reduced by the repurchase of $24.3 million of the Company's Debentures, the repurchase of 1,138,000 shares of the Company's common stock for $8.3 million and by long-term debt principal repayments. Net cash provided by financing activities for the thirty-nine weeks ended September 30, 1994 of $2.3 million includes the issuance of a $3.6 million mortgage loan partially reduced by the repurchase of $520,000 of Debentures and by long-term debt principal repayments.

     As of September 29, 1995, no amounts have been drawn on the Company's $20 million revolving line of credit. The Company believes its available credit line, its cash flow from operations, and other financing activities are adequate to fund its working capital requirements for the remainder of the fiscal year.

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

     Exhibit No. 27 -- Financial Data Schedule.

(B)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the thirteen-week period ended September 29, 1995.

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


                                        COMPUTER PRODUCTS, INC.
                                        -----------------------
                                              (Registrant)



DATE:  November 10, 1995                BY:  /s/ Richard J. Thompson
                                             -----------------------
                                             Richard J. Thompson
                                             Vice President Finance
                                             Chief Financial Officer