Form 10-K
period 1995-12-29
COMPUTER PRODUCTS INC
filed 1996-03-22
CIK 23071

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

 For the Fiscal year ended DECEMBER 29, 1995         Commission File No. 0-4466

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                          COMMON STOCK PURCHASE RIGHTS
                          ----------------------------
                             (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES X   NO   .
                                        -      --


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1996 was approximately $210 million.

As of March 15, 1996, 23,020,265 shares of the Registrant's $.01 par value common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's annual shareholders' report for the year ended December 29, 1995 (the "Annual Report") are incorporated by reference into Parts I and II.

Portions of the Company's proxy statement for the annual meeting of shareholders to be held May 2, 1996 are incorporated by reference into Part III.

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

                             PRODUCTS

The following table sets forth sales of the Company's product lines (after elimination of intercompany transactions) during the fiscal years indicated ($000s):

                                1995          1994          1993
                              ---------     ---------     ---------
Power Conversion              $155,426      $117,995      $ 94,501
Computer Systems                19,026        18,198        16,053
Industrial Automation           16,926        18,607        13,236
                              ---------     ---------     ---------
Total                         $191,378      $154,800      $123,790
                              =========     =========     =========

For further information on sales, particularly with respect to foreign and intercompany sales, refer to Note 17 of the Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference.

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

Power Conversion's products include AC-to-DC power supplies and modular DC-to-DC converters that focus on the worldwide communications market including networking, data communications, telecommunications, and wireless infrastructure. Computer, industrial and instrumentation markets are also served. AC-to-DC power supplies are used to convert alternating electric current (the form in which virtually all electric current is delivered by utility companies) to a precisely controlled direct current. Direct current is required to operate virtually all solid state electronic equipment. DC-to-DC converters are used to convert a particular direct current voltage into another (higher or lower) direct current voltage that is required by the electronic device to which it is connected.

It is the Company's objective to provide the fastest time-to-market for engineered power solutions and to produce a broad range of high quality standard products to meet customers' needs. Ranging from 3 to 1500 watts, the Company currently offers standard power products in over 1,000 configurations and accommodates a wide variety of customer applications. The products can be configured as open frames, enclosed or encapsuled. The Company's products are tested by regulatory agencies for safety and are also tested for compliance with a variety of international emissions standards.

The Company's Power Conversion activities are carried on principally through its Power Conversion North America Division, located in Boston,
Massachusetts, and Fremont, California, Power Conversion Europe, headquartered in Youghal, Ireland, Computer Products Asia-Pacific Limited in Hong Kong, and in Zhongshan, China.

COMPUTER SYSTEMS

The Computer Systems division designs and manufactures high performance board-level computers and communication controllers, integrating them with real-time operating system software, enclosures and peripherals to form complete systems for communications and other real-time applications.

The products are designed around and incorporate industry standards which permit easy portability to a variety of applications. The technology relies on popular and powerful microprocessors from sources such as Motorola, Intel and MIPS. The primary product line combines both the worldwide industry standard VMEbus, which defines physical board size and signal characteristics for the interconnection of microprocessors, and popular real-time operating system software.
Application requirements for these products usually include environments requiring rapid computer response time with high quality processing capabilities, such as communications.

Computer Systems has recently introduced the Baja product family. The Baja utilizes a MIPS 4700 processor that takes advantage of the very high speed processing capability of the MIPS 4000 family of RISC-based microprocessors. Baja also includes two industry standard PCI Mezzanine Bus Connectors (PMC) which gives the user the flexibility of adding standard modules such as ATM or Fast Ethernet to meet their application needs. The Company believes that Computer Systems' Nitro family of products based on the Motorola 68060 and 68040 CISC processors has been well received by the communications industry. Both CISC and RISC based single-board computers have powerful networking, communications and peripheral interfaces that provide the latest features available for VMEbus products.

Computer Systems' customers are primarily original equipment manufacturers
(OEMs), who use the products for high speed telecommunications applications. They are also used in other areas such as medical instrumentation, airplane and weapons training simulators, process control, industrial automation and traffic control systems. Management believes that the market for VMEbus and real-time products will expand as communications companies move from proprietary to open systems in order to speed time to market and enhance upgrade capability.

Computer Systems' products are manufactured in Madison, Wisconsin.

INDUSTRIAL AUTOMATION

Industrial Automation's product line consists of electronic real-time input/output subsystems, intelligent controllers and software that are utilized in data acquisition, monitoring and control of processes in industrial automation. The Company's products are characterized by their ability to measure and process data at high speeds on a continuous `real-time''basis. These products are used in a broad range of industries including utilities, metals, glass, automotive, paper and food processing as well as in training simulators and research and development laboratories.

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

The Company has recently focused on modularity and connectivity as strategies to expand its customer base in this industrial market area. The modularity engineered into the product provides customers with maximum flexibility to modify, update and expand process control systems without requiring replacement of existing systems. Connectivity further enhances the product line's ability to communicate with third-party hardware and software products through industry standard interfaces and networks.

The Company believes that Industrial Automation has bridged the gap between existing products with minicomputers and microcomputers commonly used in today's process environment. The introduction of the RTP 2000 product provides industrial customers with a data acquisition and control solution utilizing an embedded Intel 486 controller and industry standard software. The Company has established arrangements with several third party software companies offering bundled hardware and software solutions for the industrial process market.

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

Industrial Automation's products are manufactured in Pompano Beach, Florida.


                           MARKETING AND DISTRIBUTION

The Company's distribution channels consist of distributors, independent manufacturers' representatives, and a direct sales team. The business of the Company is not seasonal in nature.

Power Conversion products are sold directly to OEMs, private-label customers and distributors. In addition, the Company's sales and engineering personnel supervise and provide technical assistance to independent domestic sales representatives and to domestic and foreign distributors.

Industrial Automation and Computer Systems products are marketed domestically through independent sales representative organizations. Substantially all foreign sales are made through independent foreign distributors and foreign trading companies. Both Industrial Automation and Computer Systems manage some sales on a direct basis.

One customer accounted for 11% of the Company's consolidated sales during fiscal 1995. The Company does not believe that the loss of any single customer would have a materially adverse effect on its business.

The Company has derived a significant portion of its sales in recent years from its international operations. Thus, the Company's future operations and financial results could be significantly affected by international factors, such as changes in foreign currency exchange rates or political instability. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's future results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates. See Note 17 of the Notes to Consolidated Financial Statements, incorporated herein by reference, for additional information.


                            MATERIALS AND COMPONENTS

The manufacture of the Company's products requires a wide variety of materials and components. The Company has multiple external sources for most of the materials and components used in its production processes, and it manufactures certain of these components. Although the Company has from time to time experienced shortages of certain supplies, such shortages have not resulted in any significant disruptions in production. During 1995, the Company experienced supply shortages of certain components which are expected to persist in 1996.
To compensate for these shortages, the Company acquired additional inventories of certain components and intends to continue this practice on a selective basis in 1996. The Company believes that there are adequate alternative sources of supply to meet its requirements.

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


                                    BACKLOG

Order backlog from continuing operations at December 29, 1995 was $52.1 million as compared to $37.0 million at December 30, 1994. Historically, the effects of changes and cancellations have not been significant to the Company's operations. The Company expects to ship substantially all of its December 29, 1995 backlog in the first six months of fiscal 1996.


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


                            RESEARCH AND DEVELOPMENT

The Company maintains active research and development departments which are engaged in the modification and improvement of existing products and the development of new products. Expenditures for research and development during the 1995, 1994, and 1993 fiscal years were approximately $16.1 million, $10.9 million, and $9.4 million, respectively. As a percentage of total sales, research and development accounted for 8.4%, 7.0%, and 7.6% in 1995, 1994 and 1993, respectively. Research and development spending has increased in each of the past three years as the Company invested in new product platforms to service the communications industry. The Company views continued investment in research and development as critical to its future growth and competitiveness and is committed to continuing its efforts in new standard and custom product development.

                                   EMPLOYEES

The Company presently employs approximately 1,630 full-time people. In addition, the Company presently has approximately 1,300 temporary employees and contractors in its China facility. The Company's ability to conduct its present and proposed activities would be impaired if the Company lost the services of a significant number of its engineers and technicians and could not readily replace them with comparable personnel. Although there is demand for qualified technical personnel, the Company has not, to date, experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet its needs.

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


ITEM 2.   PROPERTIES
          ----------
The Company currently occupies approximately 442,000 square feet of office and manufacturing space worldwide. In addition to the Company's principal executive offices in Boca Raton, Florida, the Company maintains facilities in Boston, Massachusetts; Fremont, California; Youghal, Ireland; Hong Kong; Pompano Beach, Florida; and Madison, Wisconsin. Approximately 76% of the space utilized by the Company is owned while the remainder is leased. Certain of the facilities owned by the Company are subject to liens, which are described in Note 7 to the Consolidated Financial Statements, incorporated herein by reference.

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


ITEM 3.   LEGAL PROCEEDINGS
          -----------------
None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None.

ITEM 4A.  EXECUTIVE OFFICERS
          ------------------

Name                Age     Position(s) with the Company
----                ---     ----------------------------


Joseph M. O'Donnell 49      President and Chief Executive Officer,
                            Director

Richard J. Thompson 46      Vice President - Finance, Chief Financial Officer,
                            Secretary, Treasurer

Robert J. Aebli     60      President - Computer Systems Division

Louis R. DeBartelo  55      President - Power Conversion North America

Gary J. Duffy       43      Managing Director - Power Conversion Europe

W.K. Lo             43      Managing Director - Power Conversion Asia-Pacific

Salvatore R. Provanzano     53     President - Industrial Automation Division


Joseph M. O'Donnell has served as President and Chief Executive Officer of the Company since July 1994. Mr. O'Donnell served as Managing Director of O'Donnell Associates, a consulting firm, from March 1994 to June 1994 and from October 1992 to September 1993; as Chief Executive Officer of Savin Corporation, an office products distributor, from October 1993 to February 1994; and as President and Chief Executive Officer of Go/Dan Industries, a manufacturer of automotive parts, from June 1990 to September 1992. He is a Director of Cincinnati Microwave, Inc., a manufacturer of consumer electronics, and a Director of V-Band Corporation, a manufacturer of computer systems.

Richard J. Thompson has served as Vice President - Finance, Chief Financial Officer, Secretary and Treasurer of the Company since June 1990. Prior to joining the Company, Mr. Thompson served as Group Controller - Technical Services and Controller - Pan Am/Asia Pacific at Control Data Corporation, a multi-national computer company. Prior to 1986, Mr. Thompson held a variety of managerial positions at Schlumberger Limited, an oil field services and electronics company, including assignments in the Fairchild Semiconductor subsidiary and oil field services industries as well as corporate staff responsibilities.

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

Louis R. DeBartelo was appointed President of the Company's Power Conversion North America Division in 1993. From 1992 to 1994 he served as President - Power Conversion National Accounts Division and from 1990 to 1992 as President - Power Conversion America. Prior to joining the Company, from 1987 to 1989, he was President and Chief Executive Officer of ZAC Precision, Inc., a manufacturer of precision parts for the computer industry.

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

Salvatore R. Provanzano was appointed in November 1993 to the position of President -Industrial Automation division. Previously, Mr. Provanzano served as Vice President - Product Research & Development for QMS, Inc., a manufacturer of laser and color thermal transfer printers. From 1990 to 1992 he served as General Manager - Customer Services of Foxboro Company, a manufacturer of instrumentation and control systems.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------
The common stock of Computer Products, Inc. is traded on the NASDAQ national stock market under the symbol CPRD. High and low sales prices of such stock and the information pertaining to the number of record holders on page 30 of the Annual Report for the year ended December 29, 1995 is incorporated herein by reference.

The Registrant has not paid cash dividends in the past and no change in such policy is anticipated. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions. The $25 million seven-year term loan and $20 million revolving credit facility contain certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and limit the purchase, redemption or retirement of capital stock and other assets. No funds have been drawn on the revolving credit facility.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

The Consolidated Five-Year Financial History on page 13 of the Annual Report for the fiscal year ended December 29, 1995 is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report for the fiscal year ended December 29, 1995 is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

The Consolidated Financial Statements including Note 18, Selected Consolidated Quarterly Data, included in the Annual Report for the fiscal year ended December 29, 1995 are incorporated herein by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------
None.


                            PART III

ITEMS 10, 11, 12 AND 13.

The information called for by that portion of Item 10 which relates to the Directors of the Company, by Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 29, 1995. That portion of
Item 10 which relates to Executive Officers of the Company appears as Item 4A of
Part I of this Report.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8K.
          --------------------------------------------------------------


(a) (1 and 2)  List of Financial Statements and Financial Statement Schedule
               -------------------------------------------------------------
The following consolidated financial statements of Computer Products, Inc. and subsidiaries included in the Annual Report for the fiscal year ended December 29, 1995 are incorporated herein by reference in Item 8:

     Consolidated Statements of Operations -- Years Ended on the Friday nearest December 31, 1995, 1994 and 1993

     Consolidated Statements of Financial Condition -- as of the Friday nearest December 31, 1995 and 1994

     Consolidated Statements of Cash Flows -- Years Ended on the Friday nearest December 31, 1995, 1994 and 1993

     Consolidated Statements of Shareholders' Equity -- Years Ended on the Friday nearest December 31, 1995, 1994 and 1993

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

10.43 Grant Agreement, dated October 26, 1994, by and among the Industrial Development Authority of Ireland, Power Products Ltd. and Computer Products, Inc. - incorporated by reference to Exhibit 10.43 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1994.

10.44 Loan agreement between Computer Products, Inc. and First Union National Bank of Florida dated as of April 4, 1995 - incorporated by reference to
     Exhibit 10.44 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.

10.45  1996 Employee Stock Purchase Plan.

10.46  1990 Performance Equity Plan as amended.

10.47  1990 Outside Directors Stock Option Plan, restated as of January 25,
       1996.

10.48  1996 Executive Incentive Plan

10.49  Executive Stock Ownership plan

11   Statement regarding Computation of Per Share Earnings.

13 Annual Report of Computer Products, Inc. for the fiscal year ended December 29, 1995.

21   List of subsidiaries of Registrant.

23   Consent of Independent Certified Public Accountants.

27   Financial data schedule.

(b)  Reports on Form 8-K
     -------------------
     The Registrant did not file any reports on Form 8-K during the thirteen-week period ended December 29, 1995.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE


To the Board of Directors and Shareholders of Computer Products, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Computer Products, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 18, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  January 18, 1996.

COMPUTER PRODUCTS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
          For the Years Ended on the Friday Nearest December 31 ($000s)



               COLUMN A                COLUMN B     COLUMN C         COLUMN D     COLUMN E


                                                   ADDITIONS

                                        BALANCE CHARGED  CHARGED                  BALANCE
                                          AT       TO      TO                        AT

                                       BEGINNIN COSTS &   OTHER     DEDUCTIONS     END OF

             DESCRIPTION                  OF    EXPENSE  ACCOUNT DESCRIP  AMOUNT   PERIOD
                                        PERIOD     S        S      TION

FISCAL YEAR 1995:
 Reserve deducted from asset to which
 it applies:
  Allowance for doubtful accounts       $ 1,354 $   199            (2)    $    63 $ 1,490
  Inventory                               4,523   3,877            (4)      1,515   6,885
  Deferred tax asset valuation
   allowance                             10,453      74             (3)       637    9,890
  Other                                     292                                       292

FISCAL YEAR 1994:
 Reserve deducted from asset to which
 it applies:
  Allowance for doubtful accounts       $ 1,174 $   251            (4)    $    71 $ 1,354
  Inventory                               5,462   3,043            (4)      3,982   4,523
  Deferred tax asset valuation
   allowance                             11,626     395            (3)      1,568  10,453
  Other                                     292                                        292

FISCAL YEAR 1993:
SCAL YEAR 1993:
     year ended December 28, 1990.

10.31  1991 Long Term Performance Plan - incorporated by reference to Exhibit
SCAL YEAR 1993:
 Reserve deducted from asset to which
 it applies:
  Allowance for doubtful accounts       $ 1,031 $   210            (4)    $    67 $ 1,174
                 0   11,626   (1)                      11,626
  Other                                     292                                       292

[FN]
(1) This amount includes $11,553 recorded upon initial adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

(2) This amount relates to recoveries.

(3) The reduction relates to utilization of tax loss carryforwards.

(4) The reduction relates to charge-offs.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMPUTER PRODUCTS, INC.
                                        (Registrant)


Dated:  March 22, 1996                  By:Joseph M. O'Donnell
                                           -------------------
                                           Joseph M. O'Donnell
                                             President and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                Title                                   Date
---------                -----                                   ----


Joseph M. O'Donnell      President and Chief Executive           03/22/95
-------------------
Joseph M. O'Donnell      Officer, Director

Richard J. Thompson      Vice President-Finance,                 03/22/95
-------------------
Richard J. Thompson      Chief Financial and Accounting Officer

Earl Templeton           Director                                03/22/95
--------------
Earl Templeton

Edward S. Croft, III     Director                                03/22/95
--------------------
Edward S. Croft, III

Stephen A. Ollendorff    Director                                03/22/95
---------------------
Stephen A. Ollendorff

Bert Sager               Director                                03/22/95
----------
Bert Sager

Phillip A. O'Reilly      Director                                03/22/95
-------------------
Phillip A. O'Reilly

Lewis Solomon            Director                                03/22/95
-------------
Lewis Solomon

                               INDEX TO EXHIBITS


EXHIBIT
NO.         DESCRIPTION
--------------------------------------------------


10.45      1996 Employee Stock Purchase Plan

10.46      1990 Performance Equity Plan, as amended

10.47 1990 Outside Directors Stock Option Plan, restated as of January 25, 1996

10.48      1996 Executive Incentive Plan

10.49      Executive Stock Ownership Plan

11          Statement regarding Computation of Per Share
            Earnings

13 Annual Report of Computer Products, Inc. for the fiscal year ended December 29, 1995

21          List of subsidiaries of Registrant

23         Consent of Independent Certified Public Accountants

27         Financial Data Schedule