Form 10-Q
period 1996-03-29
COMPUTER PRODUCTS INC
filed 1996-04-29
CIK 23071

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 29, 1996
                               --------------


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

                                    FLORIDA
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   59-1205269
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

7900 Glades Road, Suite 500, Boca Raton, Florida       33434
- ------------------------------------------------       -----
      (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code  (407) 451-1000
                                                    --------------

                                 NOT APPLICABLE
       ----------------------------------------------------------------
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

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of April 25, 1996 was 23,231,772 shares.

                            COMPUTER PRODUCTS, INC.

                               INDEX TO FORM 10-Q

                                                                       Page
                                                                      Number
                                                                      ------
PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements:

               Statements of Operations - For the Thirteen
               Weeks Ended March 29, 1996 and
               March 31, 1995                                             3

               Statements of Financial Condition - March 29, 1996
               and December 29, 1995                                      4

               Statements of Cash Flows - For the
               Thirteen Weeks Ended March 29, 1996 and
               March 31, 1995                                             5

               Notes to Condensed Consolidated Financial
               Statements                                               6-8

Item 2.        Management's Discussion and Analysis of
               Results of Operations and Financial Condition           9-11


PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of
               Security Holders                                          12

Item 6.        Exhibits and Reports on Form 8-K                          12

               Exhibit No. 11

               Exhibit No. 27

SIGNATURE

                         PART I. FINANCIAL INFORMATION
                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)

                                               THIRTEEN WEEKS ENDED
                                               MARCH 29,     MARCH 31,
                                                 1996           1995
                                               ---------      ---------
SALES                                           $50,435        $44,297
COST OF SALES                                    32,057         28,145
                                              ---------      ---------
GROSS PROFIT                                     18,378         16,152
                                              ---------      ---------
EXPENSES
  Selling, general & administrative               8,560          8,672
  Research & development                          3,969          3,784
                                              ---------      ---------
                                                 12,529         12,456
                                              ---------      ---------
OPERATING INCOME                                  5,849          3,696
                                              ---------      ---------
OTHER INCOME (EXPENSE)
  Interest expense                                 (709)          (976)
  Interest income                                   217            249
                                              ---------      ---------
                                                   (492)          (727)
                                              ---------      ---------
INCOME BEFORE INCOME TAXES                        5,357          2,969

PROVISION FOR INCOME TAXES                        1,446            950
                                              ---------      ---------
NET INCOME                                     $  3,911       $  2,019
                                              =========      =========

EARNINGS PER SHARE                             $   0.16       $   0.09
                                              =========      =========

Common and common equivalent shares
 outstanding                                     24,456         21,934


[FN]

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                MARCH 29,     DECEMBER  29,
                                                   1996           1995
                                               (UNAUDITED)     (AUDITED)
                                               -----------     ---------
ASSETS

CURRENT ASSETS
 Cash and equivalents                           $  24,402      $  26,650
 Accounts receivable, net                          27,964         29,933
 Inventories, net                                  32,659         31,236
 Prepaid expenses                                   3,510          2,575
 Deferred income taxes, net                           394            517
                                                 --------       --------
  TOTAL CURRENT ASSETS                             88,929         90,911
                                                 --------       --------
PROPERTY, PLANT & EQUIPMENT, NET                   28,831         27,715
                                                 --------       --------
OTHER ASSETS
 Goodwill, net                                     12,749         13,532
 Deferred income taxes, net                         2,901          2,521
 Other assets                                       1,864          1,812
                                                 --------       --------
  TOTAL OTHER ASSETS                               17,514         17,865
                                                 --------       --------
                                                 $135,274       $136,491
                                                =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt            $  2,641       $  2,719
 Accounts payable and accrued liabilities          32,924         36,200
                                                 --------       --------
  TOTAL CURRENT LIABILITIES                        35,565         38,919

LONG-TERM DEBT                                     29,649         29,849
LEASE LIABILITIES                                   6,151          6,201
                                                 --------       --------
  TOTAL LIABILITIES                                71,365         74,969
                                                 --------       --------
SHAREHOLDERS' EQUITY
 Preferred stock, par value $.01; 1,000,000
 shares authorized; none issued
 Common stock, par value $.01; 80,000,000
  shares authorized; 23,087,567 issued and
  outstanding in 1996 (23,052,781 shares in 1995)     231            231
 Additional paid-in capital                        41,382         40,633
 Retained earnings                                 23,118         20,886
 Foreign currency translation adjustment             (822)          (228)
                                                 --------       --------
  TOTAL SHAREHOLDERS' EQUITY                       63,909         61,522
                                                 --------       --------
                                                 $135,274       $136,491
                                                =========      =========

[FN]
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                THIRTEEN WEEKS ENDED
                                              MARCH 29,       MARCH 31,
                                                 1996           1995
                                              ---------       ---------
OPERATING ACTIVITIES
 Net income                                    $  3,911       $  2,019
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                  1,492          1,257
   Other non-cash charges                           403            753
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable      1,779         (1,618)
  Increase in inventories and prepaid expenses   (3,198)          (994)
  Increase (decrease) in accounts payable and
   accrued liabilities                           (2,582)         2,493
                                                -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES         1,805          3,910
                                               --------       --------
INVESTING ACTIVITIES
 Purchases of property, plant and equipment      (2,362)        (1,028)
 (Increase) decrease in other assets                (38)            58
                                               --------       --------
NET CASH USED IN INVESTING ACTIVITIES            (2,400)          (970)
                                               --------       --------
FINANCING ACTIVITIES
 Principal payments on debt and capital leases     (237)          (286)
 Proceeds from exercises of stock options           713            694
 Repurchase of common stock                      (2,032)
                                               --------       ---------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                      (1,556)           408
                                               ---------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 EQUIVALENTS                                        (97)           (66)
                                                ---------      --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS      (2,248)         3,282

CASH AND EQUIVALENTS, BEGINNING OF PERIOD        26,650         20,211
                                              ---------      ---------
CASH AND EQUIVALENTS, END OF PERIOD             $24,402        $23,493
                                              =========      =========

[FN]
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 29, 1996

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

In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows of Computer Products, Inc. (`the Company''). The results of operations for the thirteen weeks ended March 29, 1996 are not necessarily indicative of the results that may be expected for fiscal year 1996. For further information, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders.

2.   INVENTORIES, NET

The components of inventory, net of allowances for slow-moving and obsolete inventory, are ($000s):
                                   March 29,         December 29,
                                     1996                1995
                                   ---------           ---------
     Raw materials                  $18,755             $15,350
     Work in process                  3,851               4,215
     Finished goods                  10,053              11,671
                                  ---------            --------
                                    $32,659             $31,236
                                  =========            ========

3.   PROPERTY PLANT & EQUIPMENT, NET

Related accumulated depreciation was $26,592,000 and $25,720,000 at March 29, 1996 and December 29, 1995, respectively.


4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are ($000s):

                                   March 29,         December 29,
                                     1996                1995
                                   --------           -----------

     Accounts payable               $14,730             $17,041
     Accrued liabilities:
      Compensation and benefits       6,433               8,948
      Income taxes payable            2,864               2,272
      Other                           8,897               7,939
                                   --------            --------
                                    $32,924             $36,200
                                  =========           =========

5.   INCOME TAXES

The provision for income taxes reflects federal, state, and foreign taxes currently payable. The effective income tax rate on pretax earnings differs from that computed at the United States federal statutory rate for the following reasons:

                                     Thirteen Weeks Ended
                                  March 29,           March 31,
                                     1996                1995
                                 ----------           ---------
Provision computed at United
 States federal statutory rate      35.0%               34.0%
Amortization of goodwill             0.2                 0.5
Change in the valuation allowance   (8.7)              (12.0)
Foreign tax effects                 (4.3)                3.2
Effect of state income taxes         4.7                 5.9
Other                                0.1                 0.4
                                   ------              -------
Effective tax rate                  27.0%               32.0%
                                   ======              =======

6.   STOCK REPURCHASES

During the thirteen weeks ended March 29, 1996, the Company repurchased and retired a total of 197,000 shares of its common stock pursuant to a share buy-back plan announced in May 1995. According to the plan, the Company intends to repurchase from time to time up to an aggregate of 2,000,000 shares through open market transactions. To date, the Company has repurchased and retired a total of 1,335,000 shares of its common stock. The excess of the cost of shares repurchased over par value was allocated to additional paid-in capital based on the pro-rata share amount of additional paid-in capital for all shares issued with the difference charged to retained earnings.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION



GENERAL

The Company recorded a 94% increase in earnings for the thirteen weeks ended March 29, 1996 versus the comparable period ended March 31, 1995 reflecting continued growth in sales and the progress made in cost reduction efforts. Gross profit margin of 36.4% was approximately equivalent to the 36.5% reported for the same period a year ago. Operating income increased 57% to $5.8 million in the first quarter of 1996 versus $3.7 million in the prior year as a result of higher sales volume. Selling, general and administrative expenses declined to 17% of sales from 20% a year ago while research and development spending increased by 5% compared to the first quarter of 1995.

RESULTS OF OPERATIONS

The following table displays revenue by product category for the thirteen weeks ended March 29, 1996 and March 31, 1995:
                                    (DOLLARS IN THOUSANDS)
                                    MARCH 29,    MARCH 31,
                                       1996       1995
                                    ---------    --------

     Power Conversion                 $43,918    $35,149
                                        87.1%      79.3%
     Computer Systems                   3,447      4,731
                                         6.8%      10.7%
     Industrial Automation              3,070      4,417
                                         6.1%      10.0%
                                      -------    -------
     Total                            $50,435    $44,297
                                      =======    =======

For the thirteen weeks ended March 29, 1996, sales increased by $6.1 million (14%) over the comparable prior year period reflecting strong performance in the Company's Power Conversion division. Power Conversion sales improved 25% on increased worldwide demand primarily in the communications marketplace as the Company continued to gain a significant share of new OEM contract awards in the networking and telecommunications market sectors. Computer Systems sales were 27% lower than the first quarter of 1995 due to slower than expected new product sales. Industrial Automation sales were down 31% from the comparable period in fiscal 1995 due to lower demand from utility customers.

Although gross profit for the current quarter increased by $2.2 million over the first quarter of 1995, gross margin of 36.4% was approximately equivalent to the 36.5% reported for the same period a year ago. The Company's continued focus on cost reduction and process improvement and the favorable effect of the higher volumes on fixed cost per unit were sufficient to overcome price increases paid for certain components and the higher level of sales to OEM customers at lower overall margins. In general, prices for certain materials are expected to continue to rise through the end of the fiscal year.

Selling, general and administrative (SG&A) expenses decreased as a percentage of sales to 17% from 20% in the first quarter of 1995 due to the Company's continued focus on cost control and the effect of higher sales volume.

Research and development spending increased 5% compared to the first quarter of 1995 as a result of the Company's continued investment in product development in each of its product categories. The Company expects to continue its current level of investment in research and development.

Operating expenses as a percentage of sales declined to 25% for the first quarter of 1996 versus 28% for the same quarter a year ago primarily due to the continued focus on cost reduction.

The provision for income taxes as a percentage of pretax income for the first quarter of 1996 decreased to 27% from 32% and 28% for the comparable prior year period and prior fiscal year, respectively. The effective tax rate for 1996 decreased primarily due to a favorable change in the pattern of earnings between domestic and overseas operations. See Note 5 to the Condensed Consolidated Financial Statements for the Company's effective tax rate reconciliation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents decreased to $24.4 million at March 29, 1996 from $26.7 million at December 29, 1995 due mainly to the repurchase of 197,000 shares of the Company's common stock for $2.0 million and to purchases of plant and equipment for $2.3 million partially offset by proceeds of $713,000 from exercises of stock options.

Inventories, net increased $1.4 million (4.6%) from December 29, 1995 primarily in the Power Conversion division in support of higher sales and to protect against certain component price increases being experienced in the electronics marketplace.

Cash provided by operations decreased to $1.8 million for the thirteen weeks ended March 29, 1996 from $3.9 million for the thirteen weeks ended March 31, 1995 primarily as a result of a decrease in accounts payable and accrued liabilities.

Net cash used in investing activities increased to $2.4 million for the thirteen weeks ended March 29, 1996 from $1.0 million for the thirteen weeks ended March 31, 1995 due to additional equipment purchases. The continued strong growth in the Power Conversion business has required expansion of production capabilities and, to address this requirement, the Company has been increasing its manufacturing presence in China by contracting additional workforce and investing in plant and equipment.

Net cash used in financing activities for the thirteen weeks ended March 29, 1996 of $1.6 million reflects mainly the repurchase of 197,000 shares of the Company's common stock for $2.0 million partially offset by proceeds from the exercise of options.

As of March 29, 1996, no amounts have been drawn on the Company's $20 million revolving line of credit. The Company believes its available credit line, its cash flow from operations, and other financing activities are adequate to fund its working capital requirements for the remainder of the fiscal year.

                          PART II.  OTHER INFORMATION


ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Exhibit No. 11 -- Computation of earnings per common and common equivalent share for the thirteen weeks ended March 29, 1996 and March 31, 1995.

Exhibit No. 27 -- Financial Data Schedule.

(B)  REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the thirteen week period ended March 29, 1996.

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



                                        COMPUTER PRODUCTS, INC.
                                        -----------------------
                                              (Registrant)



DATE:  April 25, 1996                   BY:  Richard J. Thompson
                                             -------------------
                                             Richard J. Thompson
                                             Vice President Finance
                                             Chief Financial Officer