Form 10-Q
period 1996-06-28
COMPUTER PRODUCTS INC
filed 1996-08-07
CIK 23071

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 28, 1996
                               -------------


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

                                   59-1205269
                      -----------------------------------
                      (I.R.S. Employer Identification No.)

7900 Glades Road, Suite 500, Boca Raton, Florida       33434
- -------------------------------------------------------------
      (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code   (407) 451-1000
                                                     --------------------------

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

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of July 26, 1996, was 23,512,754 shares.

                            COMPUTER PRODUCTS, INC.

                               INDEX TO FORM 10-Q

                                                                  Page
                                                                 Number
                                                                 ------
PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements:

               Statements of Operations - For the Thirteen
               and Twenty-Six Weeks Ended June 28, 1996 and
               June 30, 1995                                         3

               Statements of Financial Condition - June 28, 1996
               and December 29, 1995                                 4

               Statements of Cash Flows - For the
               Twenty-Six Weeks Ended June 28, 1996 and
               June 30, 1995                                         5

               Notes to Condensed Consolidated Financial
               Statements                                          6-8

Item 2.        Management's Discussion and Analysis of
               Results of Operations and Financial Condition      9-12


PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of
               Security Holders                                     13

Item 6.        Exhibits and Reports on Form 8-K                     14

               Exhibit No. 11

               Exhibit No. 27

SIGNATURE

                         PART I. FINANCIAL INFORMATION
                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)

                                                    THIRTEEN WEEKS               TWENTY-SIX WEEKS
                                                         ENDED                         ENDED
                                                 JUNE 28,       JUNE 30,      JUNE 28,       JUNE 30,
                                                  1996           1995           1996           1995
                                                  ------         ------        ------         ------
SALES                                             $51,673        $47,316      $102,108         $91,614
COST OF SALES                                      32,123         29,792        64,180          57,937
                                                   -------        ------        ------          ------
GROSS PROFIT                                       19,550         17,524        37,928          33,677
                                                   -------        ------        ------          ------
EXPENSES:
 Selling, general & administrative                  8,842          8,527        17,402          17,200
 Research & development                             4,385          4,249         8,354           8,033
                                                   -------         -----         -----           -----
                                                   13,227         12,776        25,756          25,233
                                                   -------        ------        ------          ------
OPERATING INCOME                                    6,323          4,748        12,172           8,444
                                                   -------         -----        ------           -----
OTHER INCOME (EXPENSE):
 Interest expense                                    (654)          (823)       (1,363)         (1,799)
 Interest income                                      258            290           476             539
                                                   -------         -----         -----           -----
                                                     (396)          (533)         (887)         (1,260)
                                                   -------         -----         ------        -------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
 ITEM                                               5,927          4,215        11,285           7,184
PROVISION FOR INCOME TAXES                          1,545          1,349         2,991           2,299
                                                   -------         -----         -----           -----
INCOME BEFORE EXTRAORDINARY ITEM                    4,382          2,866         8,294           4,885

EXTRAORDINARY ITEM - LOSS ON EARLY RETIREMENT
 OF DEBT, NET OF INCOME TAX BENEFIT OF $187             -           (397)            -            (397)
                                                  -------          -----             -           -----
NET INCOME                                       $  4,382       $  2,469      $  8,294        $  4,488
                                                 ========       ========      ========        ========
EARNINGS PER COMMON AND COMMON EQUIVALENT
 SHARE:
PRIMARY-
 Income Before Extraordinary Item                $   0.18       $   0.12       $   0.34       $   0.22
 Extraordinary Item                                     -          (0.02)             -          (0.02)
                                                     ----         ------             --       --------
 Net Income                                      $   0.18       $   0.10       $   0.34       $   0.20
                                                 ========       ========       ========       ========

ASSUMING FULL DILUTION-
 Income Before Extraordinary Item                $   0.18       $   0.12      $   0.33        $   0.23
 Extraordinary Item                                     -          (0.01)            -           (0.02)
                                                   ------         ------             --        -------
 Net Income                                      $   0.18       $   0.11      $   0.33        $   0.21
                                                 ========       ========      ========        =========

COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING:
 Primary                                          24,508         24,148         24,331          22,504
 Fully Diluted                                    24,691         24,705         24,760          24,645

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollars in Thousands Except Par Value Amounts)

                                                      JUNE 28,      DECEMBER  29,
                                                        1996            1995
                                                    (UNAUDITED)       (AUDITED)
ASSETS

CURRENT ASSETS
 Cash and equivalents                                 $  27,659        $  26,650
 Accounts receivable, net                                30,124           29,933
 Inventories, net                                        30,232           31,236
 Prepaid expenses                                         1,987            2,575
 Deferred income taxes, net                                 253              517
                                                    -----------      -----------
  Total current assets                                   90,255           90,911
                                                    -----------      -----------
PROPERTY, PLANT & EQUIPMENT, NET                         28,746           27,715
                                                    -----------      -----------
OTHER ASSETS
 Goodwill, net                                           12,573           13,532
 Deferred income taxes, net                               2,624            2,521
 Other assets                                             1,589            1,812
                                                    -----------      -----------
  Total other assets                                     16,786           17,865
                                                    -----------      -----------
                                                       $135,787         $136,491
                                                    ===========     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                 $   2,667       $    2,719
 Accounts payable and accrued liabilities                28,612           36,200
                                                    -----------      -----------
  Total current liabilities                              31,279           38,919

LONG-TERM DEBT                                           27,965           29,849
LEASE LIABILITIES                                         6,102            6,201
                                                    -----------      -----------
  TOTAL LIABILITIES                                      65,346           74,969
                                                    -----------      -----------
SHAREHOLDERS' EQUITY
 Preferred stock, par value $.01; 1,000,000 shares
 authorized; none issued
 Common stock, par value $.01; 80,000,000 shares
 authorized; 23,500,504 issued and outstanding in
 1996 (23,052,781 shares in 1995)                           235              231
 Additional paid-in capital                              43,290           40,633
 Retained earnings                                       27,501           20,886
 Foreign currency translation adjustment                   (585)            (228)
                                                    -----------      -----------
  TOTAL SHAREHOLDERS' EQUITY                             70,441           61,522
                                                    -----------      -----------
                                                       $135,787         $136,491
                                                    ===========     ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                    TWENTY-SIX WEEKS ENDED
                                                    JUNE 28,      JUNE 30,
                                                      1996          1995
                                                   ----------     ---------

OPERATING ACTIVITIES:
 Net income                                           $8,294        $ 4,488
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                        3,045          2,558
  Other non-cash charges                               1,606          2,430
 Changes in operating assets and liabilities:
  Increase in accounts receivable                       (300)        (1,979)
  Increase in inventories and prepaid expenses          (322)        (4,045)
  Increase (decrease) in accounts payable
     and accrued liabilities                          (6,162)         7,131
                                                     --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES              6,161         10,583
                                                    --------      ---------
INVESTING ACTIVITIES:
 Purchases of property, plant and equipment           (3,484)        (2,694)
 Proceeds from sale of property, plant and
  equipment                                               96          1,521
 Decrease in other assets                                 77             70
                                                    --------      ---------
NET CASH USED IN INVESTING ACTIVITIES                 (3,311)        (1,103)
                                                    --------      ---------
FINANCING ACTIVITIES:
 Issuance of long-term debt                                -         24,375
 Repurchase of  convertible subordinated
  debentures                                               -        (24,505)
 Principal payments on debt and capital leases        (1,979)        (1,025)
 Proceeds from exercises of stock options              2,217          1,287
 Repurchase of common stock                           (2,032)          (646)
                                                     --------      ---------
NET CASH USED IN FINANCING ACTIVITIES                 (1,794)          (514)
                                                     --------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  EQUIVALENTS                                            (47)           135

INCREASE IN CASH AND EQUIVALENTS                       1,009          9,101

CASH AND EQUIVALENTS, BEGINNING OF PERIOD             26,650         20,211
                                                    --------      ---------
CASH AND EQUIVALENTS, END OF PERIOD                  $27,659        $29,312
                                                    ========      =========

NONCASH FINANCING ACTIVITIES:

In May 1995, holders of the Company's Debentures with a principal amount of $9,121,000 converted the Debentures into 1,972,085 shares of the Company's common stock.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 28, 1996


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

In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the thirteen and twenty-six weeks ended June 28, 1996 are not necessarily indicative of the results that may be expected for fiscal year 1996. For further information, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders and Form 10-Q for the thirteen week period ended March 29, 1996.

Certain amounts in the prior period financial statements have been reclassified to be consistent with the method of presentation used in the current period financial statements.

2.   INVENTORIES, NET

The components of inventory, net of allowances for slow-moving and obsolete inventory, are ($000s):
                               June 28,      December 29,
                                 1996            1995
                              ----------     -------------
     Raw materials              $15,735           $15,350
     Work in process              4,527             4,215
     Finished goods               9,970            11,671
                              ---------      ------------
                                $30,232           $31,236
                              =========     =============


3.   PROPERTY, PLANT & EQUIPMENT, NET

Accumulated depreciation on property plant and equipment was $27,640,000 and $25,720,000 at June 28, 1996 and December 29, 1995, respectively.

4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are ($000s):

                             June 28,      December 29,
                               1996            1995
                            ----------     -------------
     Accounts payable          $12,705           $17,041
     Accrued liabilities:
     Compensation and
       Benefits                  6,199             8,948
     Income Taxes Payable        3,102             2,272
     Other                       6,606             7,939
                             ---------     -------------
                               $28,612           $36,200
                            ==========    ==============

5.   INCOME TAXES

The provision for income taxes reflects federal, state, and foreign taxes. The effective income tax rate on pretax earnings differs from that computed at the United States federal statutory rate for the following reasons:

                                              Twenty-Six Weeks Ended
                                              June 28,      June 30,
                                                1996          1995
                                             ----------   -----------
     Provision computed at United States
      federal statutory rate                   35.0%         34.0%
     Effect of state income taxes               4.2           4.4
     Amortization of goodwill                   0.2           0.4
     Foreign tax effects                       (4.1)          1.1
     Change in the valuation allowance         (9.0)         (5.6)
     Other                                      0.2          (2.3)
                                              ---------      --------
     Effective tax rate                        26.5%         32.0%
                                              =========      ========

6.   EMPLOYEE BENEFIT PLAN

In May, the Company's Board of Directors established a stock purchase plan that will allow substantially all employees to purchase, through payroll deductions, shares of the Company's common stock. The Plan became effective July 1, 1996.

7.   STOCK REPURCHASES

During the first quarter of 1996, the Company repurchased and retired a total of 197,000 shares of its common stock pursuant to a share buy-back plan announced in May 1995. According to the plan, the Company intends to repurchase from time to time up to an aggregate of 2,000,000 shares through open market transactions.
 To date, the Company has repurchased and retired a total of 1,335,000 shares of its common stock. The excess of the cost of shares repurchased over par value was allocated to additional paid-in capital based on the pro-rata share amount of additional paid-in capital for all shares issued with the difference charged to retained earnings.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

Except for historical information, certain statements in this `Management's Discussion and Analysis of Results of Operations and Financial Condition''are forward-looking statements based on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results may differ materially from these forward-looking statements depending on the outcome of certain factors including: general economic conditions and growth in the power supply industry, competitive factors and pricing pressures, changes in product mix, the timely development and acceptance of new products, inventory risks due to shifts in market demand, changes in absorption of manufacturing overhead, and other risks described in the Company's various Securities and Exchange Commission reports.

GENERAL

The Company reported strong earnings for the thirteen and twenty-six weeks ended June 28, 1996 representing continued progress in the Company's efforts to improve earnings by expanding operations, introducing new products, and modernizing production facilities. Operating income increased over both comparable prior year periods ending June 30, 1995 as a result of higher sales volume and production efficiencies. Selling, general and administrative expenses as a percentage of sales declined to approximately 17% for the twenty-six weeks ended June 28, 1996 from 19% a year ago. Research and development expenses were 8.5% of sales which the Company believes to be greater than industry average as the Company continues to invest in new product design and development for the rapidly expanding segments of the communications industry.


RESULTS OF OPERATIONS

The following table displays revenues by product category for the twenty-six weeks ended June 28, 1996 and June 30, 1995:

                               (DOLLARS IN THOUSANDS)
                               JUNE 28,        JUNE 30,
                                1996            1995
                              ---------      ----------
     Power Conversion         $  87,204         $73,651
                                  85.4%           80.4%
     Computer Systems             8,227           9,757
                                   8.1%           10.6%
     Industrial Automation        6,677           8,206
                                   6.5%            9.0%
                              ---------       ---------
     Total                     $102,108         $91,614
                             ==========      ==========

Sales for the thirteen and twenty-six weeks ended June 28, 1996 increased $4.4 million (9%) and $10.5 million (11.5%), respectively, over the comparable prior year periods. Power Conversion year-to-date sales improved 18.4% as the Company continues to gain a significant share of new OEM customer programs in networking and telecommunications product applications. The Company believes that its sales growth was limited by a postponement of orders from OEM customers who have not yet exhausted excess inventory levels. The Company believes that sales will increase at a greater rate in the second half of the year as this over-inventory position clears.

Computer Systems sales decreased $1.5 million, or 15.7%, over the prior year-to-date period. The primary reason for the decrease was the loss of a major customer who filed for reorganization in the first quarter of 1996. With its focus on the communications market and a record high backlog level entering into the third quarter, this division is expected to improve its performance in the second half of the year.

Industrial Automation year-to-date sales decreased $1.5 million, or 18.6%, compared to the prior year period due to lower demand from utility customers and lower than expected sales in the industrial sector. With a shift in focus from the utility to the industrial market, this division has been concentrating on developing new products, outsourcing sub-assembly production to reduce manufacturing costs, and hiring and training a new sales force targeted at the industrial sector. All these factors are expected to contribute to improved performance in the second half of the year.

Gross profit for the thirteen and twenty-six weeks ended June 28, 1996 increased by $2.0 million and $4.3 million, respectively, over the comparable prior year periods. Gross margins improved to 37.8% and 37.1%, respectively, for the thirteen and twenty-six weeks ended June 28, 1996 compared to the 37.0% and 36.8% reported for the same periods in 1995. This performance improvement stemmed from the continued focus on manufacturing cost reduction and process improvement and a favorable mix of high margin sales.

Selling, general and administrative (SG&A) expenses for the thirteen and twenty-six weeks ended June 28, 1996 remained level with the comparable prior year periods. However, SG&A expenses as a percentage of sales decreased from 18% and 19% for the comparable prior year periods to approximately 17% for the thirteen and twenty-six weeks ended June 28, 1996 due to the Company's continued focus on cost control and the effect of higher sales volume.

Research and development spending increased 3% compared to the second quarter of 1995 and was 8.5% of sales for the quarter as the Company continues to invest in new product design and development for the rapidly expanding segments of the communications industry. The Company expects to maintain its current level of investment in research and development for the remainder of the year.

The provision for income taxes as a percentage of pretax income for the twenty-six weeks ended June 28, 1996 decreased to 26.5% from 32% and 28% for the comparable prior year period and prior fiscal year, respectively. The effective tax rate for 1996 decreased primarily due to higher income from foreign operations which are taxed at a lower rate. See Note 5 to the Condensed Consolidated Financial Statements for the Company's effective tax rate reconciliation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents increased to $27.7 million at June 28, 1996 from $26.7 million at December 29, 1995 due mainly to net income for the period and proceeds of $2.2 million from exercises of stock options partially offset by the repurchase of 197,000 shares of the Company's common stock for $2.0 million, by purchases of plant and equipment for $3.5 million and by the $1.5 million principal installment payment on the Company's $25 million term loan.

Accounts payables decreased to $12.7 million at June 28, 1996 from $17.0 million at December 29, 1995 due to a reduction in inventories and timing of materials purchases and vendor payments.

Net cash provided by operations decreased to $6.2 million for the twenty-six weeks ended June 28, 1996 from $10.6 million for the twenty-six weeks ended June 30, 1995 as a result of reduced growth in receivables and inventory, versus the increase in sales volume, and decreased accounts payable partially offset by higher net income.

Net cash used in investing activities increased to $3.3 million for the twenty-six weeks ended June 28, 1996 from $1.1 million for the twenty-six weeks ended June 30, 1995 due to proceeds of $1.5 million received in the second quarter of 1995 from the sale of the Pompano Beach, Florida facility. The continued strong growth in the Power Conversion business has required expansion of production capabilities, additional workforce and investment in plant and equipment in China and Ireland.

Net cash used in financing activities for the twenty-six weeks ended June 28, 1996 of $1.8 million consists of the repurchase of 197,000 shares of the Company's common stock for $2.0 million and long-term debt principal payments partially offset by $2.2 million proceeds from the exercise of stock options. Net cash used in financing activities for the twenty-six weeks ended June 30, 1995 of $0.5 million consists of the issuance of the $25 million term loan, net of debt issuance costs, and the $1.3 million proceeds from the exercise of stock options, reduced by the repurchase of $24.3 million of the Company's convertible subordinated debentures, the repurchase of 116,000 shares of the Company's common stock for $646,000 and by long-term debt principal payments.

As of June 28, 1996, no amounts have been drawn on the Company's $20 million revolving line of credit. The Company believes its available credit line, its anticipated funds from operations, and other financing activities will be adequate to fund its working capital requirements for the remainder of the fiscal year.

                          PART II.  OTHER INFORMATION


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Company held its Annual Meeting of Shareholders on May 2, 1996.

(c)   The following matters were voted upon at the Annual Meeting of
      Shareholders:

  1. The election of the nominees for Directors who will serve for a term to expire at the Annual Meeting of Shareholders to be held in 1997 was voted on by the shareholders. The nominees, all of whom were elected, were:
     Edward S. Croft, III, Joseph M. O'Donnell, Stephen A. Ollendorff,  Phillip
     A. O'Reilly, Bert Sager, and Lewis Solomon. The Inspectors of Election certified the following vote tabulations:

                                     FOR                 WITHHELD
                                     ---                 --------
       Edward S. Croft, III        20,108,683              96,890
       Joseph M. O'Donnell         20,109,364              96,209
       Stephen A. Ollendorff       20,105,779              99,794
       Phillip A. O'Reilly         20,082,013             123,560
       Bert Sager                  20,097,729             107,844
       Lewis Solomon               20,003,398             202,175

  2. A proposal to adopt the 1996 Employee Stock Purchase Plan was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:

                      FOR        AGAINST        ABSTAIN
                      ---        -------        -------
               17,139,156        211,946         42,834

  3. A proposal to amend the 1990 Performance Equity Plan to increase the authorized shares of common stock from 3,000,000 to 4,450,000 was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:
                      FOR        AGAINST        ABSTAIN
                      ---        -------        -------
               10,176,894      6,919,351         68,563

  4. A proposal to amend the 1990 Outside Directors' Stock Option Plan to increase the authorized shares of common stock from 250,000 to 500,000 was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:


                      FOR        AGAINST        ABSTAIN
                      ---        -------        -------
               17,067,233        464,441         80,008


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     Exhibit No. 11 -- Computation of earnings per common share.

     Exhibit No. 27 -- Financial Data Schedule.

(B)  REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the thirteen week period ended June 28, 1996.

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


                                        COMPUTER PRODUCTS, INC.
                                        -----------------------
                                              (Registrant)



DATE:  August 7, 1996                   BY:  Richard J. Thompson
                                             -------------------
                                             Richard J. Thompson
                                             Vice President Finance