Form 10-Q
period 1996-09-27
COMPUTER PRODUCTS INC
filed 1996-11-08
CIK 23071

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 27, 1996
                               ------------------


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

                                   59-1205269
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

7900 Glades Road, Suite 500, Boca Raton, Florida       33434
------------------------------------------------------------
      (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code  (407) 451-1000
                                                    ---------------

                          NOT APPLICABLE
      -------------------------------------------------------------------
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

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of October 25, 1996, was 23,720,734 shares.

                            COMPUTER PRODUCTS, INC.

                               INDEX TO FORM 10-Q

                                                                       Page
                                                                      Number
                                                                      ------
PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements:

               Statements of Operations - For the Thirteen
               and Thirty-Nine Weeks Ended September 27, 1996 and
               September 29, 1995                                         3

               Statements of Financial Condition - September 27, 1996
               and December 29, 1995                                      4

               Statements of Cash Flows - For the
               Thirty-Nine Weeks Ended September 27, 1996 and
               September 29, 1995                                         5

               Notes to Condensed Consolidated Financial
               Statements                                               6-8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     9-12

PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of
               Security Holders                                          13

Item 6.        Exhibits and Reports on Form 8-K                          13

               Exhibit No. 10.50

               Exhibit No. 11

               Exhibit No. 27

SIGNATURE

                         PART I. FINANCIAL INFORMATION
                                     ITEM I
                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)

                                                     THIRTEEN WEEKS         THIRTY-NINE WEEKS
                                                         ENDED                    ENDED
                                                 SEPT. 27,   SEPT. 29,   SEPT. 27,   SEPT. 29,
                                                    1996        1995         1996       1995
                                                  ---------   ---------   ---------   ---------
SALES                                              $57,760     $46,905    $159,868     $138,518
COST OF SALES                                       37,301      28,515     101,481       86,451
                                                    ------      ------     -------       ------
GROSS PROFIT                                        20,459      18,390      58,387       52,067
                                                    ------      ------      ------       ------
EXPENSES
 Selling, general & administrative                   8,698       8,273      26,101       25,474
 Research & development                              4,523       3,983      12,877       12,016
                                                     -----       -----      ------       ------
                                                    13,221      12,256      38,978       37,490
                                                    ------      ------      ------       ------
OPERATING INCOME                                     7,238       6,134      19,409       14,577
                                                     -----       -----      ------       ------
OTHER INCOME (EXPENSE)
 Interest expense                                     (673)       (736)     (2,036)      (2,535)
 Interest income                                       292         255         768          795
                                                     -----       -----       -----        -----
                                                     (381)        (481)     (1,268)      (1,740)
                                                     -----        -----    --------      -------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
ITEM                                                 6,857       5,653      18,141       12,837

PROVISION FOR INCOME TAXES                           1,726       1,295       4,717        3,594
                                                     -----       -----       -----        -----
INCOME BEFORE EXTRAORDINARY ITEM                     5,131       4,358      13,424        9,243

EXTRAORDINARY ITEM - LOSS ON EARLY RETIREMENT OF
 DEBT, NET OF INCOME TAX BENEFIT OF $187                 -           -           -        (397)
                                                    ------      ------      ------        -----
NET INCOME                                         $ 5,131     $ 4,358    $ 13,424     $  8,846
                                                   =======     =======    ========     ========

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
PRIMARY-
 Income Before Extraordinary Item                  $  0.21     $  0.18    $   0.55      $  0.40
 Extraordinary Item                                      -           -           -        (0.02)
                                                 ---------   ---------   ---------   -----------
 Net Income                                       $   0.21    $   0.18   $    0.55     $   0.38
                                                 =========   =========   =========

ASSUMING FULL DILUTION-
 Income Before Extraordinary Item                 $   0.21    $   0.18   $    0.54      $  0.42
 Extraordinary Item                                      -           -           -        (0.02)
                                                 ---------   ---------   ---------   -----------
 Net Income                                       $   0.21    $   0.18   $    0.54      $  0.40
                                                 =========   =========   =========

COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
 Primary                                            24,612      24,313      24,436       23,015
 Fully Diluted                                      24,934      24,250      25,008       24,121

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollars in Thousands Except Par Value Amounts)

                                                      SEPTEMBER 27,   DECEMBER 29,
                                                           1996           1995
                                                       (UNAUDITED)      (AUDITED)
                                                       -----------     -----------
ASSETS
CURRENT ASSETS
 Cash and equivalents                                    $  22,669      $  26,650
 Accounts receivable, net                                   38,050         29,933
 Inventories, net                                           30,573         31,236
 Prepaid expenses                                            1,893          2,575
 Deferred income taxes, net                                    804            517
                                                        -------------   ---------
  Total current assets                                      93,989         90,911
                                                        ----------      ---------
PROPERTY, PLANT & EQUIPMENT, NET                            30,000         27,715
                                                        ----------      ---------
OTHER ASSETS
 Goodwill, net                                              20,297         13,532
 Deferred income taxes, net                                  1,391          2,521
 Other assets                                                1,443          1,812
                                                        ----------      ---------
  Total other assets                                        23,131         17,865
                                                        ----------      ---------
                                                          $147,120       $136,491
                                                        ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                      $ 2,687        $ 2,719
 Accounts payable and accrued liabilities                   34,464         36,200
                                                        ----------      ---------
  Total current liabilities                                 37,151         38,919

LONG-TERM DEBT                                              27,786         29,849
LEASE LIABILITIES                                            6,047          6,201
                                                        ----------      ---------
  TOTAL LIABILITIES                                         70,984         74,969
                                                        ----------      ---------
SHAREHOLDERS' EQUITY
 Preferred stock, par value $.01;
 1,000,000 shares authorized; none issued
 Common stock, par value $.01; 80,000,000 shares
 authorized; 23,681,504 issued and outstanding in 1996
 (23,052,781 shares in 1995)                                   237            231
 Additional paid-in capital                                 43,766         40,633
 Retained earnings                                          32,631         20,886
 Foreign currency translation adjustment                      (498)          (228)
                                                        ----------      ---------
  TOTAL SHAREHOLDERS' EQUITY                                76,136         61,522
                                                        ----------      ---------
                                                          $147,120       $136,491
                                                        ==========     ==========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                              THIRTY-NINE WEEKS
                                                                    ENDED
                                                           SEPT. 27,      SEPT. 29,
                                                              1996          1995
                                                           ----------     --------
OPERATING ACTIVITIES:
 Net income                                                  $13,424        $ 8,846
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                4,859          3,881
  Other non-cash charges                                       1,839          3,837
 Changes in operating assets and liabilities:
  Increase in accounts receivable                             (6,652)        (3,219)
  (Increase) decrease in inventories and prepaid expenses        208        (12,697)
  Increase (decrease) in accounts payable and accrued
     liabilities                                                (910)        13,564
                                                            ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     12,768         14,212
                                                             --------      ---------
INVESTING ACTIVITIES:
 Purchases of property, plant & equipment                     (5,671)        (4,670)
 Proceeds from sale of property, plant & equipment               100          1,522
 Purchase of Jeta Power Systems, Inc, net of cash acquired    (9,577)             -
 (Increase) decrease in other assets                             (55)         1,027
                                                            ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                        (15,203)        (2,121)
                                                            ---------     ---------
FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                          -         24,375
 Repurchase of  convertible subordinated debentures                -        (24,505)
 Principal payments on debt and capital leases                (2,232)        (1,306)
 Proceeds from exercises of stock options                      2,764          2,663
 Repurchases of common stock                                  (2,032)        (8,307)
                                                            ---------     ---------
NET CASH USED IN FINANCING ACTIVITIES                         (1,510)        (7,080)
                                                            ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS          (36)            91
                                                            ---------     ---------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                   (3,981)         5,102

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                     26,650         20,211
                                                            --------      ---------
CASH AND EQUIVALENTS, END OF PERIOD                          $22,669        $25,313
                                                            ========      =========

[FN]
NONCASH INVESTING AND FINANCING ACTIVITIES:

In connection with the acquisition of Jeta Power Systems, Inc, the Company recorded assets with a fair value of $14.0 million and liabilities of $1.9 million.

In May 1995, holders of the Company's Debentures with a principal amount of $9,121,000 converted the Debentures into 1,972,085 shares of the Company's common stock.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               SEPTEMBER 27, 1996

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

In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the thirteen and thirty-nine weeks ended September 27, 1996 are not necessarily indicative of the results that may be expected for fiscal year 1996. For further information, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders and Form 10-Q for the thirteen week period ended June 28, 1996.

2.   INVENTORIES, NET

The components of inventory, net of allowances for slow-moving and obsolete inventory, are as follows ($000s):

                        September     December
                            27,         29,
                          1996          1995
                        --------      --------
     Raw materials       $15,120       $15,350
     Work in process       5,657         4,215
     Finished goods        9,796        11,671
                        --------      --------
                         $30,573       $31,236
                        ========     =========

3.   PROPERTY, PLANT & EQUIPMENT, NET

Accumulated depreciation on property plant and equipment was $30,272,000 and $25,720,000 at September 27, 1996 and December 29, 1995, respectively.


4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are as follows
($000s):

                                  September     December
                                     27,           29,
                                    1996          1995
                                   ------       --------
     Accounts payable               $16,248      $17,041
     Accrued liabilities:
     Compensation and Benefits        6,386        8,948
     Income Taxes Payable             3,928        2,272
     Other                            7,902        7,939
                                   --------     ---------
                                    $34,464      $36,200
                                  =========      =======

5.   INCOME TAXES

The provision for income taxes reflects federal, state, and foreign taxes. The effective income tax rate on pretax earnings differs from that computed at the United States federal statutory rate for the following reasons:

                                        Thirty-Nine Weeks
                                              Ended
                                        Sept.       Sept.
                                         27,         29,
                                        1996        1995
                                       ------      ------
     Provision computed at United
      States federal statutory rate     35.0%       34.0%
     Effect of state income taxes        7.9         3.7
     Amortization of goodwill            0.2         0.3
     Foreign tax effects                (2.0)       (2.6)
     Change in the valuation allowance  (15.3)      (7.7)
     Other                                0.2        0.3
                                        -------     ------
     Effective tax rate                  26.0%      28.0%
                                        =======     ======

6.   SHAREHOLDERS' EQUITY

During the first quarter of 1996, the Company repurchased and retired a total of 197,000 shares of its common stock pursuant to a share buy-back plan announced in May 1995. No additional repurchases have been made since then. To date, the Company has repurchased and retired a total of 1,335,000 shares of its common stock of the 2,000,000 originally authorized in the buy-back plan. The excess of the cost of shares repurchased over par value was allocated to additional paid-in capital based on the pro-rata share amount of additional paid-in capital for all shares issued with the difference charged to retained earnings.

During the thirty-nine weeks ended September 27, 1996, options for approximately 800,000 shares of common stock issued to members of the board of directors, employees and former employees were exercised at prices ranging from $1.63 to $7.375.

7.   ACQUISITION

Effective August 23, 1996, the Company acquired the remaining 90% of the outstanding capital stock of Jeta Power Systems, Inc. (``Jeta') which it didn't already own for approximately $11.25 million in cash. Jeta designs, manufactures and markets medium to high power systems in the 400 watt to 4 kilowatt range for applications in telecommunications, networking, computing and instrumentation markets. The Company had purchased an initial 10% of Jeta's capital stock during 1984 for approximately $433,000. The Company used cash on hand to pay for the acquisition.

The acquisition was accounted for under the purchase method of accounting. Accordingly, $7.9 million, representing the excess of the purchase price over the estimated fair value of the net assets acquired, has been recorded as goodwill and is being amortized on a straight line basis over a period of 20 years. Jeta's results of operations have been included in the Company's consolidated financial statements from the date of acquisition. Pro forma results of operations are not presented because the effect of the acquisition is not significant.

8.   EMPLOYEE BENEFIT PLAN

In May 1996, the Company's Board of Directors established a stock purchase plan effective July 1, 1996 that allows substantially all employees to purchase shares of the Company's common stock. through payroll deductions. Under the terms of the plan, employees can choose each year to have from 2 to 6 percent of their base salary withheld to purchase the Company's common stock. The shares can be purchased for 85 percent of the market price on the tenth trading day following each three-month offering period.

                                    ITEM II
                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Effective August 23, 1996, the Company acquired all of the outstanding stock of Jeta Power Systems, Inc. (`Jeta''), a California-based manufacturer of medium to high power systems in the 400 watt to 4 kilowatt range for applications in telecommunications, networking, computing and instrumentation markets. In addition to using current distribution channels to offer Jeta's products to the existing customer base, the Company believes the acquisition provides it with a new opportunity to participate in the high power communications market. In addition, the acquisition expands the Company's North American manufacturing capacity and adds high power technology to its engineering capabilities.

During the quarter, a subsidiary of the Company entered into a long term private label agreement with Alcatel Telecom, a division of France's Alcatel Alsthom.
In addition, the Company entered into a technology transfer and patent license agreement with Yamabishi Electric Company of Japan.

Under the terms of the Alcatel agreement, the Company will provide power products which allow Alcatel Converters to use the Company's modules in the design of communication systems based on both Distributed Power Architecture and Modular Centralized Systems. Based on discussions with Alcatel, the Company anticipates that the annual sales volume associated with the agreement will range between $10 and $20 million beginning in 1997. The agreement further provides for the granting of a manufacturing license by Computer
Products to Alcatel Converters and the possible transfer of technology between the two companies.

Under the terms of Yamabishi agreement, Yamabishi will license the Company's patented Zero Voltage Switching and Power Factor Correction technology for use in designing and manufacturing its own range of AC to DC power supplies, AC stabilizers and AC to AC converters. This agreement creates an important new entry into the Japanese market.

The Company reported earnings of $5.1 million and $13.4 million, respectively, for the thirteen and thirty-nine weeks ended September 27, 1996. Net income for the quarter increased 18% as sales increased 23% to $57.8 million compared to $46.9 million in the third quarter a year ago. For the first thirty-nine weeks of 1996, sales totaled $159.9 million, up 15% from $138.5 million in 1995. Net income rose 52% to $13.4 million, or $0.55 per share, up from $8.8 million or $0.38 per share for the comparable period in 1995. The increase reflects continued progress in the Company's efforts to improve earnings by expanding operations, introducing new products, and modernizing production facilities. Operating income increased over both comparable prior year periods ending September 29, 1995 primarily as a result of higher sales volume and improved production efficiencies. Selling, general and administrative expenses as a percentage of sales declined to approximately 16% for the thirty-nine weeks ended September 27, 1996 from 18% a year ago. Research and development expenses were 8.1% of year-to-date sales as the Company continues to invest in new product design and development for the rapidly expanding segments of the communications industry.

RESULTS OF OPERATIONS

The following table displays sales by product category for the thirty-nine weeks ended September 27, 1996 and September 29, 1995 ($000s):

                              Sept. 27,      Sept. 29,
                                1996            1995
                              ---------      ---------
     Power Conversion          $135,733        $112,293
                                  85.0%           81.0%
     Computer Systems            13,635          14,357
                                   8.4%           10.4%
     Industrial Automation       10,500          11,868
                                   6.6%            8.6%
                               --------        --------
     Total                     $159,868        $138,518
                               ========        ========

Sales for the thirteen and thirty-nine weeks ended September 27, 1996 increased
$10.9 million (23%) and $21.4 million (15%), respectively, over the comparable prior year periods. Power Conversion year-to-date sales improved $23.4 million or 21% as a result of new OEM customer programs in networking and telecommunications product applications. Sales resulting from the acquisition of Jeta were approximately $1.4 million for the thirteen and thirty-nine weeks ended September 27, 1996.

Computer Systems sales decreased $0.7 million, or 5%, over the prior year-to-date period. The primary reason for the decrease was the loss of a major customer who filed for bankruptcy protection in the first quarter of 1996. With its focus on the communications market and a record high backlog level entering into the fourth quarter, this division is expected to gradually improve its performance.

Industrial Automation year-to-date sales decreased $1.4 million, or 12%, compared to the prior year period due to lower demand from utility customers and lower than expected sales from new products in the industrial sector. With a shift in focus from the utility to the industrial market, this division has been concentrating on developing new products, outsourcing sub-assembly production to reduce manufacturing costs, and hiring and training a new sales force targeted at the industrial sector. All these factors are expected to contribute to improved performance.

Gross profit for the thirteen and thirty-nine weeks ended September 27, 1996 increased by $2.1 million and $6.3 million, respectively, over the comparable prior year periods. Gross margins of 35.4% and 36.5%, respectively, for the thirteen and thirty-nine weeks ended September 27, 1996 were down compared to the 39.2% and 37.6% reported for the same periods in 1995 as the Power
Conversion business incurred manufacturing start up costs for an unusually large number of new custom and standard products that began shipping late in the quarter. Margins were also adversely affected by lower sales in the industrial automation and computer systems businesses combined with weakened demand from the distribution channel.

Selling, general and  administrative expenses for  the thirteen and  thirty-nine weeks ended September  27, 1996 remained  level with the  comparable prior  year
periods.   However,  SG&A expenses  as  a  percentage of  sales  decreased  from approximately 18% for both  the comparable prior  year periods to  approximately
16% for the thirteen and thirty-nine weeks  ended September 27, 1996 due to  the
Company's continued focus on cost control and the effect of higher sales volume.

Research and development spending increased 7% in the thirty-nine week period compared to 1995 and was 8.1% of sales as the Company continues to invest in new product design and development for the rapidly expanding segments of the communications industry. The Company expects to maintain its current level of investment in research and development for the remainder of the year.

The provision for income taxes as a percentage of pretax income for the thirty-nine weeks ended September 27, 1996 decreased to 26% from 28% for the comparable prior year period and prior fiscal year due to a decrease in the valuation allowance. The net decrease in the valuation allowance resulted from a higher than expected utilization of deferred tax assets. See Note 5 to the Condensed
Consolidated Financial Statements for the Company's effective tax rate reconciliation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents decreased to $22.7 million at September 27, 1996 from $26.7 million at December 29, 1995 due mainly to the acquisition of Jeta for $9.6 million (net of cash acquired), the repurchase of 197,000 shares of the Company's common stock for $2.0 million, purchases of plant and equipment for $5.7 million and the $1.5 million principal installment payment on the Company's
$25 million term loan partially offset by net income for the period and proceeds of $2.8 million from the exercise of stock options.

Accounts receivable, net increased $8.1 million at September 27, 1996 compared to December 29, 1995 due to the growth in the 1996 year-to-date sales reported principally in the Power Conversion business.

Net cash provided by operations decreased to $12.8 million for the thirty-nine weeks ended September 27, 1996 from $14.2 million for the thirty-nine weeks ended September 29, 1995 as a result of reduced growth in inventory and decreased accounts payable partially offset by higher net income.

Net cash used in investing activities increased to $15.2 million for the thirty-nine weeks ended September 27, 1996 from $2.1 million for the thirty-nine weeks ended September 29, 1995 due to the acquisition of Jeta for $9.6 million (net of cash acquired) and increased purchases of plant and equipment. The continued growth in the Power Conversion business has required expansion of production capabilities, additional workforce and investment in plant and equipment in China and Ireland.

Net cash used in financing activities for the thirty-nine weeks ended September
27, 1996 of $1.5 consists of the repurchase of 197,000 shares of the Company's common stock for $2.0 million and long-term debt principal payments partially offset by $2.8 million proceeds from the exercise of stock options. Net cash used in financing activities for the thirty-nine weeks ended September 29, 1995 of $7.1 million consisted of the issuance of the $25 million term loan, net of debt issuance costs, and the $2.7 million proceeds from the exercise of stock options, reduced by the repurchase of the Company's convertible subordinated debentures for $24.5 million, the repurchase of 1,138,000 shares of the Company's common stock for $8.3 million and by long-term debt principal payments.

As of September 27, 1996, no amounts have been drawn on the Company's $20 million revolving line of credit. The Company believes its available credit line, its cash flow from operations, and other financing activities are adequate to fund its working capital requirements for the remainder of the fiscal year.

FORWARD LOOKING STATEMENTS

Certain statements in this  Form 10-Q constitute  `forward-looking statements ''
within the meaning of the Private  Securities Litigation Reform Act of 1995  and
are based on the  Company's current expectations with  respect to future  sales, operating efficiencies,  growth  and  working  capital  needs.  Such  statements involve risks  and  uncertainties  which may  cause  actual  results  to  differ
materially from those set  forth in these  forward-looking statements.   Factors
that might affect such forward looking statements include, among others, general economic conditions and growth in the power supply industry, competitive factors and pricing  pressures,  changes in  product  mix, the  timely  development  and acceptance of new products, ability to attract and retain customers, ability  to attract and retain personnel,  inventory risks due to  shifts in market  demand, changes in absorption of manufacturing overhead, regulatory approvals and  other risks described in the Company's various  reports filed with the Securities  and
Exchange Commission.

                          PART II.  OTHER INFORMATION

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS
     Exhibit No. 10.50 -- Agreement and Plan of Merger, dated August 23, 1996, by and among Computer Products, Inc., JPS Acquisition Corp, Jeta Power
     Systems Inc. and Jagdish C. Chopra.

     Exhibit No. 11 -- Computation of earnings per common share.

     Exhibit No. 27 -- Financial Data Schedule.

(B)  REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the thirteen-week period ended September 27, 1996.


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


                                        COMPUTER PRODUCTS, INC.
                                        -----------------------

                                              (Registrant)

DATE:  November 8, 1996                 BY:  /s/ Richard J. Thompson
                                             -----------------------
                                             Richard J. Thompson
                                             Vice President Finance
                                             Chief Financial Officer

