Form 10-K
period 1997-01-03
COMPUTER PRODUCTS INC
filed 1997-03-18
CIK 23071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 (Fee Required)

For the Fiscal year ended January 3, 1997            Commission File No. 0-4466

                             COMPUTER PRODUCTS, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

             Florida                                            59-1205269
             -------                                        -----------------
 (State or other jurisdiction of                            (I.R.S. Employer
         incorporation)                                     Identification No.)

    7900 Glades Road, Suite 500, Boca Raton, FL                33434-4105
    ---------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

                                 (561) 451-1000
                                 --------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------
                                      NONE

               Securities registered  pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                          Common Stock Purchase Rights
                          ----------------------------
                              (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 14, 1997 was approximately $324 million.

As of March 14, 1997, 23,885,096 shares of the Registrant's $.01 par value common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's annual shareholders' report for the year ended January 3, 1997 (the "Annual Report") are incorporated by reference into Parts I and II.

Portions of the Company's proxy statement for the annual meeting of shareholders to be held May 8, 1997 are incorporated by reference into Part III.

                                     PART I


ITEM 1.  Business


                                     GENERAL

Computer Products, Inc.(the "Company") was incorporated under the laws of the State of Florida in 1968. Unless the context indicates otherwise, as used herein the term "Company" means Computer Products, Inc. and its consolidated subsidiaries.

The Company designs, develops, manufactures and markets the following lines of electronic products and systems:

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

                                    PRODUCTS

The following table sets forth sales of the Company's product lines (after elimination of intercompany transactions) during the fiscal years indicated
($000s):

                                                          1996               1995              1994
                                                      -------------     --------------     --------------
Power Conversion                                           $188,610          $155,426            $117,995
Computer Systems                                             18,953            19,026              18,198
Industrial Automation                                        14,922            16,926              18,607
                                                      -------------     --------------     --------------

Total                                                      $222,485          $191,378            $154,800
                                                      =============     ==============     ==============


For further information on sales, particularly with respect to foreign and intercompany sales, refer to Note 16 of the Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference.

POWER CONVERSION

The Company is one of the leading suppliers of power supplies, power converters and distributed power systems to the communications industry. According to independent industry sources, the Company ranks among the top ten independent power supply manufacturers in sales volume worldwide. Product offerings include over 200 standard products, in addition to custom designed products, distributed through multiple sales channels.

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

It is the Company's objective to provide the fastest time-to-market for engineered power solutions and to produce a broad range of high quality standard products to meet customers' needs. Ranging from 3 to 4000 watts, the Company currently offers standard power products in over 1,000 configurations and accommodates a wide variety of customer applications. The products can be configured as open frames, enclosed or encapsuled. The Company's products are tested by regulatory agencies for safety and are also tested for compliance with a variety of international emissions standards.

The Company's Power Conversion products are manufactured in Huntington Beach, California; Youghal, Ireland; Hong Kong; and in Zhongshan, China. Power Conversion operations are also carried on in Boston, Massachusetts and Fremont, California.


COMPUTER SYSTEMS

The Computer Systems division designs and manufactures high performance board-level computers and communication controllers, integrating them with real-time operating system and protocol software to form complete subsystems for communications and other real-time applications.

The products are designed around and incorporate industry standards which permit easy portability to a variety of applications. The technology relies on popular and powerful microprocessors from sources such as Motorola, Intel and MIPS. The primary product line combines both the worldwide industry standard VMEbus, which defines physical board size and signal characteristics for the interconnection of microprocessors. Application requirements for these products usually include environments requiring rapid computer response time with high quality processing capabilities, such as telecommunications or data communications.

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

INDUSTRIAL AUTOMATION

Industrial Automation's product line consists of electronic real-time input/output subsystems, intelligent controllers and software that are utilized in data acquisition, monitoring and control of processes in industrial automation. The Company's products are characterized by their ability to measure and process data at high speeds on a continuous "real-time" basis. These products are used in a broad range of industries including utilities, metals, glass, automotive, paper and food processing as well as in training simulators and research and development laboratories.

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

Sales to one customer amounted to $22.4 million during fiscal 1996. The Company does not believe that the loss of any single customer would have a materially adverse effect on its business.

The Company has derived a significant portion of its sales in recent years from its international operations. Thus, the Company's future operations and financial results could be significantly affected by international factors, such as changes in foreign currency exchange rates or political instability. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's future results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates. See Note 16 of the Notes to Consolidated Financial Statements, incorporated herein by reference, for additional information.

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

                                     BACKLOG

Order backlog from continuing operations at January 3, 1997 was $46.5 million as compared to $52.1 million at December 29, 1995. Historically, the effects of changes and cancellations have not been significant to the Company's operations. The Company expects to ship substantially all of its January 3, 1997 backlog in the first six months of fiscal 1997.


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

                           RESEARCH AND DEVELOPMENT

The Company maintains active research and development departments which are engaged in the modification and improvement of existing products and the development of new products. Expenditures for research and development during the 1996, 1995, and 1994 fiscal years were approximately $17.7 million, $16.1 million, and $10.9 million, respectively. As a percentage of total sales, research and development accounted for 8.0%, 8.4%, and 7.0% in 1996, 1995 and 1994, respectively. Research and development spending has increased in each of the past three years as the Company invested in new product platforms to service the communications industry. The Company believes that the timely introduction of new technology and products is an important component of its competitive strategy and anticipates future R&D spending will not significantly differ from the historical trend as a percentage of sales of approximately 8%.


                                    EMPLOYEES

The Company presently employs approximately 1,557 full-time people. In addition, the Company presently has approximately 1,400 temporary employees and contractors in its China facility. The Company's ability to conduct its present and proposed activities would be impaired if the Company lost the services of a significant number of its engineers and technicians and could not readily replace them with comparable personnel. Although there is demand for qualified technical personnel, the Company has not, to date, experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet its needs.

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


ITEM 2. Properties

The Company currently occupies approximately 458,000 square feet of office and manufacturing space worldwide. In addition to the Company's principal executive offices in Boca Raton, Florida, the Company maintains facilities in Boston, Massachusetts; Fremont, California; Huntington Beach, California; Youghal, Ireland; Hong Kong; Pompano Beach, Florida; and Madison, Wisconsin. Approximately 73% of the space utilized by the Company is owned while the remainder is leased. Certain of the facilities owned by the Company are subject to liens, which are described in Note 7 to the Consolidated Financial Statements, incorporated herein by reference. In addition to the above locations, the Company has leased sales offices located in or near London, England; Paris, France; and Munich, Germany. The Company considers the facilities described in this Item to be generally well-maintained, adequate for its current needs and capable of supporting a reasonably higher level of demand for its products.


ITEM 3.  Legal Proceedings

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 4A. Executive Officers

Name                    Age     Position(s) with the Company
------------------------------------------------------------------------------

Joseph M. O'Donnell      50    Chairman of the Board, President
                                 and Chief Executive Officer, Director

Richard J. Thompson      47    Vice President - Finance, Chief
                                Financial Officer,Secretary, Treasurer

Robert J. Aebli          61    President - Computer Systems Division

Louis R. DeBartelo       56    President - Power Conversion North America

Gary J. Duffy            44    Managing Director - Power Conversion Europe

W.K. Lo                  44    Managing Director - Power Conversion Asia-Pacific

Salvatore R. Provanzano  54    President - Industrial Automation Division


Joseph M. O'Donnell was elected as Chairman of the Board in February 1997. Mr. O'Donnell has served as President and Chief Executive Officer of the Company since July 1994. Mr. O'Donnell served as Managing Director of O'Donnell Associates, a consulting firm, from March 1994 to June 1994 and from October 1992 to September 1993; as Chief Executive Officer of Savin Corporation, an office products distributor, from October 1993 to February 1994; and as President and Chief Executive Officer of Go/Dan Industries, a manufacturer of automotive parts, from June 1990 to September 1992. He is a Director of Boca Research, a manufacturer of data communications, multimedia and networking products, and a Director of V-Band Corporation, a manufacturer of computer systems.

Richard J. Thompson has served as Vice President - Finance, Chief Financial Officer, Secretary and Treasurer of the Company since June 1990. Prior to joining the Company, Mr. Thompson served as Group Controller - Technical Services and Controller - Pan Am/Asia Pacific at Control Data Corporation, a multi-national computer company.

Robert J. Aebli was appointed in November 1993 to the position of President of Computer Systems. From 1991 to 1993 Mr. Aebli served as Vice President Operations of Contraves, Inc., a manufacturer of test and simulation systems.

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

Salvatore R. Provanzano was appointed in November 1993 to the position of President -Industrial Automation division. From 1992 to 1993, Mr. Provanzano served as Vice President - Product Research & Development for QMS, Inc., a manufacturer of laser and color thermal transfer printers. From 1987 to 1992 he served as General Manager Customer Services of Foxboro Company, a manufacturer of instrumentation and control systems.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The common stock of Computer Products, Inc. is traded on the NASDAQ national stock market under the symbol CPRD. High and low sales prices of such stock and the information pertaining to the number of record holders on page 35 of the Annual Report for the year ended January 3, 1997 is incorporated herein by reference.

The Registrant has not paid cash dividends in the past and no change in such policy is anticipated. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions. The Company's $25 million seven-year term loan and $20 million revolving credit facility contain certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and limit the purchase, redemption or retirement of capital stock and other assets. No funds have been drawn on the revolving credit facility.

ITEM 6.  Selected Financial Data

The Consolidated Five-Year Financial History on page 14 of the Annual Report for the fiscal year ended January 3, 1997 is incorporated herein by reference.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report for the fiscal year ended January 3, 1997 is incorporated herein by reference.


ITEM 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements including Note 17, Selected Consolidated Quarterly Data, included in the Annual Report for the fiscal year ended January 3, 1997 are incorporated herein by reference.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

ITEMS 10, 11, 12 AND 13.

The information called for by that portion of Item 10 which relates to the Directors of the Company, by Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended January 3, 1997. That portion of Item 10 which relates to Executive Officers of the Company appears as Item 4A of Part I of this Report.


                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedule and Reports on Form 8K.

(a) (1 and 2)     List of Financial Statements and Financial Statement Schedule
                  -------------------------------------------------------------

The following consolidated financial statements of Computer Products, Inc. and subsidiaries included in the Annual Report for the fiscal year ended January 3, 1997 are incorporated herein by reference in Item 8:

         Consolidated Statements of Operations -- Years Ended on the Friday nearest December 31, 1996, 1995 and 1994

         Consolidated Statements of Financial Condition -- as of the Friday nearest December 31, 1996 and 1995

         Consolidated Statements of Cash Flows -- Years Ended on the Friday nearest December 31, 1996, 1995 and 1994

         Consolidated Statements of Shareholders' Equity -- Years Ended on the Friday nearest December 31, 1996, 1995 and 1994

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

(a) (3)           Exhibits

3.1 Articles of Incorporation of the Company, as amended, on May 15, 1989 incorporated by reference to Exhibit 3.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1989.

3.2 By-laws of the Company, as amended, effective October 16, 1990 incorporated by reference to Exhibit 3.2 of Registrant's Current Report on Form 8-K, filed with the Commission on November 30, 1990.

4.1 Rights Agreement, dated as of November 9, 1988, by and between Computer Products, Inc. and The Bank of New York, as amended - incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed with the Commission on June 15, 1990.

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

10.3 Lease for facilities of Boschert, Incorporated located in Milpitas, California - incorporated by reference to Exhibit 10.14 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1986.

10.4 Letter Amendment to Lease for facilities of Boschert, Incorporated, dated January 9, 1991 located in Milpitas, California - incorporated by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.5 Sublease for facilities of Boschert, Incorporated located in Milpitas, California - incorporated by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1988.

10.6 Sublessee Estoppel Certificate to Sublease for facilities of Boschert, Incorporated, dated February 4, 1991, located in Milpitas, California - incorporated by reference to Exhibit 10.10 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.7 Lease for facilities of Boschert, Incorporated, located in Fremont, California - incorporated by reference to Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1988.

10.8 1981 Stock Option Plan, as amended, effective as of October 16, 1990 - incorporated by reference to Exhibit 10.10 of Registrant's Current Report on Form 8-K, filed with the Commission on November 30, 1990.

10.9 Computer Products, Inc. 1986 Outside Directors' Stock Option Plan, amended as of February 22, 1988 - incorporated by reference to Exhibit
         10.12 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1988.

10.10 Asset Purchase Agreement, dated as of January 1, 1992, by and among Computer Products, Inc., HC Holding Corp. and Heurikon Corporation including exhibits and schedules thereto - incorporated by reference to
         Exhibit 2 of Registrant's Current Report on Form 8-K, filed with the Commission on January 20, 1992.

10.11 Contract to Purchase between Computer Products, Inc. and Sauk Enterprises dated December 23, 1991 for the premises located at 8310 Excelsior Drive, Madison, Wisconsin - incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1992.

10.12 Lease for facilities of the executive offices located in Boca Raton, Florida - incorporated by reference to Exhibit 10.23 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1988.

10.13 Outside Directors' Retirement Plan, effective October 17, 1989 - incorporated by reference to Exhibit 10.22 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1989.

10.14    1990  Performance  Equity Plan -  incorporated  by reference to Exhibit
         10.26 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.15 1990 Outside Directors' Stock Option Plan - incorporated by reference to Exhibit 10.27 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.16 Manufacturing and Development Agreement dated March 16, 1992, between Computer Products, Inc. and Analogic Corporation - incorporated by reference to Exhibit 10.30 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1992.

10.17 License Agreement dated March 16, 1992, between Computer Products, Inc. and Analogic Corporation - incorporated by reference to Exhibit 10.31 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1992.

10.18 Asset Purchase Agreement between Computer Products, Inc., Tecnetics Incorporated, Miller Acquisition Corporation and certain former managers of  Tecnetics  Incorporated  -  incorporated  by  reference to
         Exhibit 10.29 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1992.

10.19 Manufacturing License and Technical Assistance Agreement between Heurikon Corporation and Lockheed Sanders, Inc. dated January 31, 1992
         - incorporated by reference to Exhibit 10.34 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1992.

10.20    Star  MVP  Domestic  Terms  and  Conditions  of Sale  Between  Heurikon
         Corporation and Lockhead Sanders, Inc. dated March 18, 1992 - incorporated by reference to Exhibit 10.35 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1992.

10.21    DSP32C VME Board License  Agreement  between  Heurikon  Corporation and
         American Telephone and Telegraph Company dated October 28, 1991 - incorporated by reference to Exhibit 10.36 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1992.

10.22 Software License agreement between Heurikon Corporation and American Telephone and Telegraph Company dated October 28, 1991 - incorporated by reference to Exhibit 10.37 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1992.

10.23 Employment Agreement, dated June 29, 1994, by and between Computer Products, Inc. and Joseph M. O'Donnell - incorporated by reference to
         Exhibit 10.41 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1994.

10.24 (a) Credit Agreement, dated as of June 28, 1994, by and between Heurikon Corporation and Firstar Bank Madison, N.A.; (b) Guaranty of Payment, dated as of June 28, 1994, by and between Computer Products, Inc. and Firstar Bank Madison, N.A. (c) Term Note, as of June 28, 1994, by and between Heurikon Corporation and Firstar Bank Madison, N.A.; (d) Mortgage, Security Agreement, and Fixture Financing Statement, dated as of June 28, 1994, by and between Heurikon Corporation and Firstar Bank Madison, N.A. - incorporated by reference to Exhibit 10.42 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1994.

10.25 Grant Agreement, dated October 26, 1994, by and among the Industrial Development Authority of Ireland, Power Products Ltd. and Computer Products, Inc. - incorporated by reference to Exhibit 10.43 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1994.

10.26 Loan agreement between Computer Products, Inc. and First Union National Bank of Florida dated as of April 4, 1995 - incorporated by reference to Exhibit 10.44 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.

10.27    1996  Employee  Stock  Purchase  Plan -  incorporated  by  reference to
         Exhibit 10.45 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

10.28    1990 Performance  Equity Plan as amended - incorporated by reference to
         Exhibit 10.46 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

10.29 1990 Outside Directors Stock Option Plan, restated as of January 25, 1996 - incorporated by reference to Exhibit 10.47 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

10.30    1996 Executive  Incentive  Plan - incorporated  by reference to Exhibit
         10.48 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

10.31    Executive  Stock  Ownership plan - incorporated by reference to Exhibit
         10.49 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

10.32 Agreement and Plan of Merger, dated August 23, 1996, by and among Computer Products, Inc., JPS Acquisition Corp, Jeta Power Systems Inc. and Jagdish C. Chopra - incorporated by reference to Exhibit 10.50 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1996.

11       Statement regarding Computation of Earnings Per Share.

13 Annual Report of Computer Products, Inc. for the fiscal year ended January 3, 1997.

21       List of subsidiaries of Registrant.

23       Consent of Independent Certified Public Accountants.

27       Financial data schedule.


(b)      Reports on Form 8-K

         The Registrant did not file any reports on Form 8-K during the thirteen-week period ended January 3, 1997.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE



To the Board of Directors and Shareholders of Computer Products, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Computer Products, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 17, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  January 17, 1997.

Computer Products, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
                  For the Years Ended on the Friday Nearest December 31 ($000s)

---------------------------------------------------------- ----------- ------------------------ ----------------------- -----------
                        COLUMN A                            COLUMN B          COLUMN C                 COLUMN D          COLUMN E
---------------------------------------------------------- ----------- ------------------------ ----------------------- -----------
                                                                       ------------------------
                                                                              Additions
                                                            ---------- ------------------------
                                                            Balance at                          -----------------------  ----------
                                                            Beginning  Charged to  Charged to        Deductions          Balance at
                                                               of        Costs &     Other      ----------- -----------    End of
                       Description                           Period     Expenses    Accounts    Description   Amount      Period
---------------------------------------------------------- ----------- ----------- ------------ ----------- ----------- -----------
Fiscal Year 1996:
  Reserve deducted from asset to which it applies:
    Allowance for doubtful accounts                         $  1,490      $    -                   (1)         $   52     $ 1,438
    Inventory                                                  6,885       1,542                   (3)          1,431       6,996
    Deferred tax asset valuation allowance                     9,890         982                   (2)          1,946       8,926
    Other                                                        292                               (1)            292           -

Fiscal Year 1995:
  Reserve deducted from asset to which it applies:
    Allowance for doubtful accounts                          $ 1,354      $  199                   (1)         $   63     $ 1,490
    Inventory                                                  4,523       3,877                   (3)          1,515       6,885
    Deferred tax asset valuation allowance                    10,453          74                   (2)            637       9,890
    Other                                                        292                                                          292

Fiscal Year 1994:
  Reserve deducted from asset to which it applies:
    Allowance for doubtful accounts                          $ 1,174      $  251                   (3)         $   71     $ 1,354
    Inventory                                                  5,462       3,043                   (3)          3,982       4,523
    Deferred tax asset valuation allowance                    11,626         395                   (2)          1,568      10,453
    Other                                                        292                                                          292


(1)    This amount relates to recoveries.

(2)    The reduction relates to utilization of tax loss carryforwards.

(3)    The reduction relates to charge-offs.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMPUTER PRODUCTS, INC.
                                       -----------------------
                                           (Registrant)


Dated:  March 18, 1997            By:     Joseph M. O'Donnell
                                          -------------------
                                          Joseph M. O'Donnell
                                          Chairman of the Board,
                                          President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                     DATE
--------------------------------------------------------------------------------

Joseph M. O'Donnell          Chairman of the Board, President          03/18/97
-------------------            and Chief Executive Officer, Director
Joseph M. O'Donnell

Richard J. Thompson          Vice President-finance,                   03/18/97
-------------------           Chief Financial Officer,
Richard J. Thompson           Secretary and Treasurer


Edward S. Croft, III         Director                                  03/18/97
--------------------
Edward S. Croft, III

Stephen A. Ollendorff        Director                                  03/18/97
---------------------
Stephen A. Ollendorff

Bert Sager                   Director                                  03/18/97
----------
Bert Sager

Phillip A. O'reilly          Director                                  03/18/97
-------------------
Phillip A. O'reilly

Lewis Solomon                Director                                  03/18/97
-------------
Lewis Solomon

                                INDEX TO EXHIBITS

EXHIBIT NO.            DESCRIPTION
-----------            -----------

11                    Statement regarding Earnings Per Share

13 Annual Report of Computer Products, Inc. for the fiscal year ended January 3, 1997

21                    List of subsidiaries of Registrant

23                    Consent of Independent Certified Public Accountants

27                    Financial Data Schedule