Form 10-Q
period 1997-04-04
COMPUTER PRODUCTS INC
filed 1997-05-06
CIK 23071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 1997

                                       OR
[X]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to______

                           Commission File No. 0-4466

                             COMPUTER PRODUCTS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     FLORIDA
-------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   59-1205269
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

7900 Glades Road, Suite 500, Boca Raton, Florida                     33434
----------------------------------------------------------------------------
      (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (561)451-1000
                                                   -------------

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
        Former name, address and fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of May 2, 1997 was 23,888,096 shares.

                             COMPUTER PRODUCTS, INC.

                               INDEX TO FORM 10-Q

                                                                    Page Number
PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

          Statements of Operations - For the Thirteen
          Weeks Ended April 4, 1997 and
          March 29, 1996                                                3

          Statements of Financial Condition - April 4, 1997
          and January 3, 1997                                           4

          Statements of Cash Flows - For the
          Thirteen Weeks Ended April 4, 1997 and
          March 29, 1996                                                5

          Notes to Condensed Consolidated Financial
          Statements                                                   6-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         10-13


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of
          Security Holders                                             14

Item 6.   Exhibits and Reports on Form 8-K                             14

          Exhibit No. 11

          Exhibit No. 27

SIGNATURE




                                           PART I. FINANCIAL INFORMATION
                                     COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Amounts in Thousands Except Per Share Data)
                                                    (Unaudited)
                                                                                        Thirteen Weeks Ended
                                                                                     April 4,             March 29,
                                                                                       1997                 1996
                                                                                    -----------          -----------

Sales                                                                                  $56,865              $47,365
Cost of Sales                                                                           37,257               30,264
                                                                                    -----------          -----------
Gross Profit                                                                            19,608               17,101
                                                                                    -----------          -----------
Expenses
  Selling, general & administrative                                                      8,747                7,401
  Research & development                                                                 4,471                3,489
                                                                                    -----------          -----------
                                                                                        13,218               10,890
                                                                                    -----------          -----------
Operating Income                                                                         6,390                6,211
                                                                                    -----------          -----------
Other Income (Expense)
  Interest expense                                                                        (589)                (708)
  Interest income                                                                          326                  217
                                                                                    -----------          -----------
                                                                                          (263)                (491)
                                                                                    -----------          -----------
Income from Continuing Operations before Income Taxes                                    6,127                5,720

Provision for Income Taxes                                                               1,654                1,545
                                                                                    -----------          -----------
Income from Continuing Operations                                                        4,473                4,175
Discontinued Operations
   Loss from operations, net of income tax benefit of $222 and $100                       (333)                (264)
   Loss on disposal of RTP including provision of $1,000 for
     operating losses during phase-out period, net of tax benefit of $1,152             (1,729)                   -
                                                                                    -----------          -----------
Net Income                                                                           $   2,411            $   3,911
                                                                                    ===========          ===========
Earnings per Common and Common Equivalent Share:
Income from Continuing Operations
                                                                                     $    0.18            $    0.17
Discontinued Operations
   Loss from operations                                                                  (0.01)               (0.01)
   Loss on disposal                                                                      (0.07)                   -
                                                                                    -----------          -----------
Net Income                                                                            $   0.10             $   0.16
                                                                                    ===========          ===========

Common and Common Equivalent Shares Outstanding                                         24,674               24,456


The accompanying notes are an integral part of these consolidated financial statements.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in Thousands Except Share Data)

                                                                                            April 4,            January 3,
                                                                                              1997                 1997
                                                                                          (Unaudited)           (Audited)
                                                                                          ------------         -----------
ASSETS
Current Assets
   Cash and equivalents                                                                     $  29,359            $  26,141
   Accounts receivable, net                                                                    35,622               35,989
   Inventories                                                                                 29,883               28,726
   Prepaid expenses and other                                                                   3,178                2,038
   Deferred income taxes, net                                                                   1,128                  965
   Current assets of discontinued operations                                                    5,319                7,646
                                                                                           -----------          ----------
     Total current assets                                                                     104,489              101,505
                                                                                           -----------          -----------
Property, Plant & Equipment, net                                                               28,239               28,686
                                                                                           -----------          -----------

Other Assets
   Goodwill, net                                                                               19,601               20,022
   Deferred income taxes, net                                                                   1,052                  863
   Other assets                                                                                 1,056                1,171
   Long-term assets of discontinued operations                                                  1,496                1,594
                                                                                           -----------          -----------
     Total other assets                                                                        23,205               23,650
                                                                                           -----------          -----------
                                                                                             $155,933             $153,841
                                                                                           ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                                                    $    4,855            $   4,155
   Accounts payable and accrued liabilities                                                    36,173               34,210
   Current liabilities of discontinued operations                                               1,329                2,055
                                                                                           -----------          -----------
     Total current liabilities                                                                 42,357               40,420

Long-Term Debt                                                                                 21,185               23,408
Lease Liabilities                                                                               5,940                5,994
                                                                                           -----------          -----------
     Total Liabilities                                                                         69,482               69,822
                                                                                           -----------          -----------

Shareholders' Equity
   Preferred stock, par value $.01;  1,000,000  shares  authorized;  none issued
   Common stock, par value $.01; 80,000,000 shares authorized;
     23,885,096 issued and outstanding at April 4, 1997 (23,849,759 shares at
     January 3, 1997)                                                                             239                  239
   Additional paid-in capital                                                                  45,703               44,724
   Retained earnings                                                                           41,194               38,783
   Foreign currency translation adjustment                                                       (685)                 273
     Total shareholders' equity                                                                86,451               84,019
                                                                                           -----------          -----------
                                                                                             $155,933             $153,841
                                                                                           ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                         Thirteen Weeks Ended
                                                                                      April 4,            March 29,
                                                                                       1997                 1996
                                                                                    -----------          -----------
OPERATING ACTIVITIES
   Net income                                                                         $  2,411             $  3,911
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                     1,720                1,394
       Provision for discontinued operations                                             1,729                    -
       Other non-cash charges                                                               56                  419
   Changes in operating assets and liabilities:
     Increase in accounts receivable                                                      (175)                (220)
     Increase in inventories and prepaid expenses and other                             (2,926)              (3,166)
     Increase (decrease) in accounts payable and accrued liabilities                     1,569               (1,808)
   Net cash provided by discontinued operations                                          1,733                1,275
                                                                                    -----------          -----------
Net Cash Provided by Operating Activities                                                6,117                1,805
                                                                                    -----------          -----------
INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                           (1,273)              (1,826)
   Investing activities of discontinued operations                                         (34)                (536)
   (Increase) decrease in other assets                                                      49                  (38)
                                                                                    -----------          -----------
Net Cash Used in Investing Activities                                                   (1,258)              (2,400)
                                                                                    -----------          -----------
FINANCING ACTIVITIES
   Principal payments on debt and capital leases                                        (1,582)                (237)
   Proceeds from exercises of stock options                                                 99                  713
   Repurchases of common stock                                                               -               (2,032)
                                                                                    -----------          -----------
Net Cash Used in Financing Activities                                                   (1,484)              (1,556)
                                                                                    -----------          -----------
Effect of Exchange Rate Changes on Cash and Equivalents                                   (157)                 (97)
                                                                                    -----------          -----------
Increase (decrease) in Cash and Equivalents                                              3,218               (2,248)

Cash and Equivalents, Beginning of Period                                               26,141               26,650
                                                                                    -----------          -----------
Cash and Equivalents, End of Period                                                    $29,359              $24,402
                                                                                    ===========          ===========



The accompanying notes are an integral part of these consolidated financial statements.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  April 4, 1997


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

In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows of Computer Products, Inc. ("the Company"). The results of operations for the thirteen weeks ended April 4, 1997 are not necessarily indicative of the results that may be expected for fiscal year 1997. For further information, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders.

Certain prior year amounts have been reclassified to reflect discontinued operations as described in Note 6.


2.       INVENTORIES

The components of inventory are as follows ($000s):

                                           April 4,      January 3,
                                             1997          1997
                                          --------       --------

      Raw materials                        $16,446       $14,953
      Work in process                        5,342         4,424
      Finished goods                         8,095         9,349
                                           -------       --------
                                           $29,883       $28,726
                                           =======       ========


3.       PROPERTY PLANT & EQUIPMENT, NET

Related accumulated depreciation was $27,073,000 and $26,064,000 at April 4, 1997 and January 3, 1997, respectively.



4.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The  components  of  accounts  payable and  accrued  liabilities  are as follows
($000s):

                                           April 4,     January 3,
                                             1997          1997
                                           -------       --------

      Accounts payable                     $17,696       $16,136
      Accrued liabilities:
        Compensation and benefits            4,009         5,793
        Income taxes payable                 5,826         5,080
        Provision for discontinued
         operations                          1,729             -
        Other                                6,913         7,201
                                           -------        -------
                                           $36,173       $34,210
                                           =======       ========

5.       INCOME TAXES

The provision for income taxes reflects federal, state, and foreign taxes currently payable. The effective income tax rate on pretax earnings differs from that computed at the United States federal statutory rate for the following reasons:

                                           Thirteen Weeks Ended
                                           April 4,     March 29,
                                            1997          1996
                                           ------        ------
      Provision computed at United States
        federal statutory rate              35.0%         35.0%
      Amortization of goodwill               0.2           0.2
      Change in the valuation allowance     (5.6)         (8.7)
      Foreign tax effects                   (7.5)         (4.3)
      Effect of state income taxes           4.8           4.7
      Other                                  0.1           0.1
                                           ------        ------
      Effective tax rate                    27.0%         27.0%
                                           ======        ======


6.       DISCONTINUED OPERATIONS

On April 17, 1997, the Company announced its intention to sell its Industrial Automation division, RTP Corp. ("RTP") pursuant to a plan of disposal approved by the Board of Directors. The Company is currently in discussions with several potential buyers and expects to sell the business before the end of fiscal 1997.

At April 4, 1997, the estimated loss on the disposal of the discontinued operations of $1,729,000 (net of income tax benefit of $1,152,000) represents the estimated loss on the disposal of RTP's net assets and a pre-tax provision of $1,000,000 for expected operating losses during the phase-out period.

RTP's sales for the first quarter of 1997 and 1996 were $2,252,000 and $3,070,000, respectively. RTP's operating results for the first quarter of 1997 are shown separately in the accompanying consolidated statements of operation.

Assets and liabilities of the discontinued operations have been separately classified in the accompanying statements of financial condition and consist of the following ($000s):

                                          April 4,     January 3,
                                           1997          1997
                                        ----------    ---------

  Accounts receivable, net                 $1,961       $4,129
  Inventories                               3,335        3,494
  Prepaid expenses and other                   80          100
  Property, Plant & Equipment, net          1,439        1,517
                                        ---------     ---------
      Total assets                         $6,815       $9,240
                                        ==========    =========

  Accounts payable and other accruals      $1,329       $2,055
                                        ==========    =========

All prior year amounts have been restated for the discontinued operations to conform with the current year's presentation.


 7.   NEW ACCOUNTING PRONOUNCEMENT

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This
statement simplifies the standards for computing and presenting earnings per share ("EPS") and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS 128 will be effective beginning with the fourth quarter of 1997 and, upon adoption, will require restatement of all prior periods presented. The Company has quantified the impact of applying the new standard to the first quarter results. Pro forma information is as follows:
                                               Pro Forma     Pro Forma
                                                 Q1-97         Q1-96
                                               --------     ----------
EARNINGS PER COMMON SHARE
Income from Continuing Operations                $0.19          $0.18
Discontinued Operations                          (0.09)         (0.01)
                                               --------     ----------
Net Income                                       $0.10          $0.17
                                               ========     ==========

EARNINGS PER COMMON SHARE - ASSUMING DILUTION
Income from Continuing Operations                $0.18          $0.17
Discontinued Operations                          (0.08)         (0.01)
                                               --------     ----------
Net Income                                       $0.10          $0.16
                                               ========     ==========

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



GENERAL

On April 17, 1997, the Company announced its intention to sell its Industrial Automation division, RTP Corp. ("RTP") pursuant to a plan of disposal approved by the Board of Directors. Accordingly, the Company has classified RTP as a discontinued operation and has recorded an after-tax non-recurring charge of $2.1 million, or $0.08 per share, against first quarter 1997 earnings. Included in the charge is a write-down of RTP assets to their anticipated realizable value and expected operating losses until the division is sold. The Company is currently in discussions with several potential buyers and expects to sell the business by year end 1997.

For the first quarter of 1997, income from continuing operations increased to $4.5 million, or $0.18 per share, from the $4.2 million, or $0.17 per share, reported for the comparable year-ago quarter. Sales from continuing operations for the quarter increased 20% to $56.9 million from $47.4 million for the same quarter a year ago.

Operating income in the first quarter of 1997 was 11.2% of sales, down from 13.1% in the first quarter of 1996 as gross margin declined to 34.5% from the 36.1% reported in the year ago quarter. In addition, research and development spending increased 28% compared to the first quarter in 1996 as the Company continues to fund new product design and development for the high growth segments of the communications industry.

RESULTS OF OPERATIONS

The following table displays revenue by product category for the thirteen weeks ended April 4, 1997 and March 29, 1996:
                                               (Dollars in thousands)
                                               APRIL 4,     MARCH 29,
                                                1997          1996
                                              ----------   -----------
      Power Conversion                          $52,287       $43,918
                                                    92%           93%
      Computer Systems                            4,578         3,447
                                                     8%            7%
                                              ----------   -----------
      Total                                     $56,865       $47,365
                                              ==========   ===========

For the thirteen weeks ended April 4, 1997, sales from continuing operations increased by $9.5 million, or 20%, over the comparable prior year period as a result of a wider range of product offerings, the continued foreign expansion and the increase of service and support programs. Specifically, Power Conversion sales improved 19% compared to the first quarter of 1996 while Computer Systems sales increased 33% compared to the same period a year ago.

Sales to customers in Asia and the Pacific Rim increased 592% from $1.2 million in the first quarter of 1996 to $8.3 million in the most recent quarter mainly due to the award of a significant Original Equipment Manufacturer ("OEM") program with shipments beginning in the second quarter of 1996. Likewise, the Company's European Power Conversion business recorded an 8% increase in sales for the first quarter of 1997 compared to the year ago quarter again due to increased demand from OEM communications customers. The Company anticipates additional sales growth in Power Conversion during the remainder of this fiscal year and intends to consider acquisition and partnership opportunities to increase market share and expand product range.

As mentioned above, Computer Systems sales were 33% higher than the first quarter of 1996 as this division continues to transition from the computer industry to the communications sector. Similar to the Power Conversion division, Computer Systems has concentrated its marketing efforts on the high-growth communications industry, where it provides networking, telecommunications and video-on-demand solutions for a variety of customers, including OEMs. With its initiative to develop new products aimed at customers in the communications industry, the Company expects this division to increase its sales volume through the remainder of the fiscal year.

Orders for the first quarter of 1997 increased to an all time record of $65.7 million representing a 47% improvement compared to the year ago quarter. The large increase is the result of entering the production phase of new OEM programs awarded to both the Power Conversion and Computer Systems divisions during 1996. At April 4, 1997, order backlog was $54.1 million compared to $45.9 million at January 3, 1997.

Although gross profit for the current quarter increased by $2.5 million over the first quarter of 1996, gross margin of 34.5% was down compared to the 36.1% reported for the same period a year ago. Margins were adversely impacted by the shift in sales mix to the Company's high-volume, lower-margin OEM customers coupled with lower standard product sales to the distribution sales channel. Although the Company continues to focus on reducing manufacturing costs and improving overall processes, the Company does not anticipate that gross margins will increase significantly from 1996 levels due to continuing competitive pricing pressures and changes in product mix, especially as more OEM programs are awarded.

For the first quarter of 1997, selling, general and administrative ("SG&A") expenses as a percentage of sales remained level at 15.5% with the year ago quarter; however, in absolute dollar terms, SG&A increased $1.3 million mostly due to higher sales and marketing expenses. Specific factors included higher commission expense from increased sales volume, the cost of additional marketing programs to support the launch of new products and expansion of distribution channels. The Company plans to invest significant resources to expand its presence in Asia, the Pacific Rim and Europe; accordingly, selling expenses are expected to continue to increase in absolute dollars through the remainder of 1997 while general and administrative expenses should continue to decline as a percentage of sales.

Research and development ("R&D") spending increased approximately $1.0 million, or 28%, compared to the first quarter of 1996. The higher expense level was primarily attributable to the cost of developing new products consistent with the Company's ongoing commitment to develop and produce high-quality, innovative products targeted at the communications industry. As a percentage of sales, R&D expenses were 7.9% for the first quarter of 1997 versus 7.4% for the comparable prior year period. The Company believes that the timely introduction of new technology and products is an important component of its competitive strategy and anticipates future R&D spending will not significantly differ from the historical trend as a percentage of sales of approximately 8%.

LIQUIDITY AND CAPITAL RESOURCES

At April 4, 1997, the Company's cash balance was $29.4 million compared to $26.1 million at January 3, 1997 despite the long-term debt principal repayment of $1.5 million on the Company's seven-year term loan.

Inventories increased $1.2 million, or 4%, from January 3, 1997 primarily in the
Power  Conversion   division  as  a  result  of  production   planning  to  meet
manufacturing lead times and anticipated demand for new product introductions.

Cash provided by operations increased to $6.1 million for the thirteen weeks ended April 4, 1997 from $1.8 million for the thirteen weeks ended March 29, 1996 primarily as a result of an increase in accounts payable and accrued liabilities.

Net cash used in investing activities decreased to $1.3 million for the thirteen weeks ended April 4, 1997 from $2.4 million for the thirteen weeks ended March 29, 1996 due to lower equipment purchases.

Net cash used in financing activities for the thirteen weeks ended April 4, 1997 reflects mainly long-term debt principal repayments including $1.5 million on the Company's seven-year term loan.

The Company has a $20 million revolving line of credit that extends through April 1, 1998. As of April 4, 1997, the Company had made no borrowings under the line of credit and was in compliance with the agreement's covenants. Based on current plans and business conditions, the Company believes that its cash and equivalents, its available credit line, cash generated from operations, and other financing activities are expected to be adequate to meet capital expenditures, working capital requirements, debt obligations and outstanding lease commitments through the remainder of fiscal 1997.

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on the Company's current expectations with respect to future sales, operating efficiencies, growth and working capital needs. Such statements involve risks and uncertainties which may cause actual results to differ materially from those set forth in these forward-looking statements. Factors that might affect such forward-looking statements include, among others, general economic conditions and growth in the power supply and communications industries, changes in customer mix, competitive factors and pricing pressures, changes in product mix, the timely development and acceptance of new products, ability to attract and retain customers including new OEM communications customers, ability to attract and retain personnel, inventory risks due to shifts in market demand, changes in absorption of manufacturing overhead, domestic and foreign regulatory approvals and other risks described in the Company's various reports filed with the Securities and Exchange Commission.

                          PART II. OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 6.       Exhibits and Reports on Form 8-K


(a)      Exhibits


Exhibit No. 11 -- Computation of earnings per common and common equivalent share for the thirteen weeks ended April 4, 1997 and March 29, 1996.


Exhibit No. 27 -- Financial Data Schedule.


(b)      Reports on Form 8-K

The Company did not file any reports on Form 8-K during the thirteen week period ended April 4, 1997.

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



                                                    COMPUTER PRODUCTS, INC.
                                                    -----------------------
                                                          (Registrant)




DATE: May 6, 1997                               BY:     Richard J. Thompson
                                                        -------------------
                                                        Richard J. Thompson
                                                        Vice President Finance
                                                        Chief Financial Officer