Form 10-Q
period 1997-07-04
COMPUTER PRODUCTS INC
filed 1997-08-08
CIK 23071

==============================================================================
==============================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 4, 1997

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

                                   FLORIDA

------------------------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)

                                  59-1205269

------------------------------------------------------------------------------
                     (I.R.S. Employer Identification No.)

7900 Glades Road, Suite 500, Boca Raton, Florida                   33434
------------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (561) 451-1000
                                                     ------------------

                                NOT APPLICABLE
------------------------------------------------------------------------------
      Former name, address and fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of August 1, 1997, was 24,171,160 shares.

==============================================================================
==============================================================================

                            COMPUTER PRODUCTS, INC.

                              INDEX TO FORM 10-Q

                                                                      Page

                                                                     Number

PART I.           FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:

                  Statements of Operations - For the Thirteen
                  and Twenty-Six Weeks Ended July 4, 1997 and
                  June 28, 1996                                         3

                  Statements of Financial Condition - July 4, 1997
                  and January 3, 1997                                   4

                  Statements of Cash Flows - For the
                  Twenty-Six Weeks Ended July 4, 1997 and
                  June 28, 1996                                         5

                  Notes to Condensed Consolidated Financial
                  Statements                                          6-10

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 11-15

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of

                  Security Holders                                     16

Item 6.           Exhibits and Reports on Form 8-K                     17

                  Exhibit No 10.33

                  Exhibit No 10.34

                  Exhibit No. 11

                  Exhibit No. 27

SIGNATURE

================================================================================

                          PART I. FINANCIAL INFORMATION
                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                   (Unaudited)

                                                  THIRTEEN WEEKS ENDED   TWENTY-SIX WEEKS ENDED
                                                   JULY 4,     JUNE 28,     JULY 4,    JUNE 28,
                                                    1997        1996         1997        1996
                                                   -------     ------     --------    --------

SALES                                              $59,544     $48,066    $116,409     $95,432
COST OF SALES                                       37,502      30,332      74,760      60,596
                                                   -------     -------    --------     -------
GROSS PROFIT                                        22,042      17,734      41,649      34,836
                                                   -------     ------     --------     -------
EXPENSES:
  Selling, general & administrative                 8,860       7,388       17,572      14,780
  Research & development                            5,223       3,925        9,694       7,414
                                                   -------     ------       ------      ------
                                                   14,083      11,313       27,266      22,194
                                                   -------     ------       ------      ------
OPERATING INCOME                                    7,959       6,421       14,383      12,642
                                                   -------     ------       ------     -------
OTHER INCOME (EXPENSE):
  Interest expense                                   (570)       (654)      (1,160)     (1,363)
  Interest income                                     347         258          674         475
  Foreign exchange gain (loss)                        111        (320)          77        (326)
                                                   -------     ------      --------     -------
                                                     (112)       (716)       (409)      (1,214)
                                                   -------     ------      --------     -------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
   TAXES                                            7,847       5,705      13,974       11,428
PROVISION FOR INCOME TAXES                          2,119       1,487       3,773        3,032
                                                   -------     ------     --------     -------
INCOME FROM CONTINUING OPERATIONS                   5,728       4,218      10,201        8,396
DISCONTINUED OPERATIONS
  Profit (loss)from operations, net of income
   taxes of $58, ($222) and $41, respectively           -         164       (333)        (102)

  Loss on disposal of RTP  including  provision of
   $1,000 for operating losses during phase-out
    period, net of tax benefit of $1,152                -           -     (1,729)           -
                                                   -------     ------     -------      -------
NET INCOME                                         $5,728      $4,382     $8,139       $8,294
                                                   =======     ======    ========      =======

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
PRIMARY-
  Income from Continuing Operations                $ 0.23      $ 0.17     $ 0.41       $ 0.34
  Discontinued Operations                               -        0.01      (0.08)           -
                                                   ------      ------     ------      -------
  Net Income                                       $ 0.23      $ 0.18     $ 0.33       $ 0.34
                                                   ======      ======     ======      =======

ASSUMING FULL DILUTION-
  Income from Continuing Operations                $ 0.23      $ 0.17     $ 0.40       $ 0.33
  Discontinued Operations                               -        0.01      (0.08)           -
                                                   ------      ------    -------      -------
  Net Income                                       $ 0.23      $ 0.18     $ 0.32       $ 0.33
                                                   ======      ======     ======      =======

COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
  Primary                                          24,882      24,508     24,776       24,331
  Fully Diluted                                    25,161      24,691     25,146       24,760


The accompanying notes are an integral part of these consolidated financial statements.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in Thousands Except Share Data)

                                                           JULY 4,      JANUARY 3,
                                                            1997          1997
                                                        (UNAUDITED)     (AUDITED)
                                                        ------------    ----------
ASSETS
CURRENT ASSETS

  Cash and equivalents                                   $ 32,639      $ 26,141
  Accounts receivable, net                                 38,881        35,989
  Inventories                                              34,255        28,726
  Prepaid expenses                                          3,626         2,038
  Deferred income taxes, net                                1,304           965
  Current assets of discontinued operations                 5,681         7,646
                                                          --------     ---------
   Total current assets                                   116,386       101,505
                                                          --------      --------
PROPERTY, PLANT & EQUIPMENT, NET                           30,052        28,686
                                                          --------      --------
OTHER ASSETS
  Goodwill, net                                            19,328        20,022
  Deferred income taxes, net                                1,241           863
  Other assets, net                                         1,211         1,171
  Long-term assets of discontinued operations               1,356         1,594
                                                          --------      --------
   Total other assets                                      23,136        23,650
                                                          --------      --------
                                                          $169,754      $153,841
                                                          ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                    $ 4,861       $ 4,155
  Accounts payable and accrued liabilities                 42,928        34,210
  Current liabilities of discontinued operations            1,244         2,055
                                                          --------      --------
   Total current liabilities                               49,033        40,420

LONG-TERM DEBT                                             21,161        23,408
LEASE LIABILITIES                                           5,889         5,994
                                                          --------      --------
   TOTAL LIABILITIES                                       76,083        69,822
                                                          --------      --------
SHAREHOLDERS' EQUITY
  Preferred  stock, par value $.01; 1,000,000 shares
   authorized;  none issued

  Common  stock, par value $.01; 80,000,000 shares
   authorized; 24,036,076  shares  issued and
   outstanding at July 4, 1997 (23,849,759
   at January 3, 1997)                                        240           239
  Additional paid-in capital                               47,743        44,724
  Retained earnings                                        46,922        38,783
  Foreign currency translation adjustment                  (1,414)          273
                                                          --------      --------
   TOTAL SHAREHOLDERS' EQUITY                              93,491        84,019
                                                          --------      --------
                                                          $169,574      $153,841
                                                          ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                       TWENTY-SIX WEEKS ENDED
                                                        JULY 4,      JUNE 28,
                                                         1997          1996
                                                       --------      --------
OPERATING ACTIVITIES:

  Net income                                           $8,139         $8,294
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                        3,390          2,831
   Provision for discontinued operations                1,636              -
   Other non-cash charges                                  52          1,756
  Changes in operating assets and liabilities:
  Increase in accounts receivable                      (3,872)        (1,166)
   (Increase) decrease in inventories and
     prepaid expenses                                  (7,536)           115
   Increase (decrease) in accounts payable
     and accrued liabilities                            9,115         (5,658)
  Net cash provided by (used in) discontinued
     operations                                         1,423            (11)
                                                      --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES              12,347          6,161
                                                      --------       --------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment           (4,688)        (2,792)
  Proceeds from sale of property, plant and equipment      25             70
  Investing activities of discontinued operations         (32)          (667)
  (Increase) decrease in other assets                    (162)            78
                                                      --------       --------
NET CASH USED IN INVESTING ACTIVITIES                  (4,857)        (3,311)
                                                      --------       --------
FINANCING ACTIVITIES:
  Principal payments on debt and capital leases        (1,660)        (1,979)
  Proceeds from exercises of stock options                979          2,217
  Repurchases of common stock                               -         (2,032)
                                                       --------      --------
NET CASH USED IN FINANCING ACTIVITIES                    (681)        (1,794)
                                                       --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  EQUIVALENTS                                            (311)           (47)
                                                       --------      --------
INCREASE IN CASH AND EQUIVALENTS                        6,498          1,009

CASH AND EQUIVALENTS, BEGINNING OF PERIOD              26,141         26,650
                                                      --------       --------
CASH AND EQUIVALENTS, END OF PERIOD                   $32,639        $27,659
                                                      ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 4, 1997

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

In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations, and cash flows of Computer Products, Inc. (the "Company"). The results of operations for the thirteen and twenty-six weeks ended July 4, 1997 are not necessarily indicative of the results that may be expected for fiscal year 1997. For further information, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders and Form 10-Q for the thirteen week period ended April 4, 1997.

Certain prior year amounts have been reclassified to reflect discontinued operations as described in Note 6.

2.    INVENTORIES

The components of inventory are as follows ($000s):

                                                July 4,    January 3,
                                                 1997         1997
                                               --------     --------
      Raw materials                             $18,720     $14,953
      Work in process                             5,828       4,424
      Finished goods                              9,707       9,349
                                               --------     --------
                                                $34,255     $28,726
                                               ========     ========

3.    PROPERTY, PLANT & EQUIPMENT, NET

Related accumulated depreciation was $28,125,000 and $26,064,000 at July 4, 1997 and January 3, 1997, respectively.


4.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are ($000s):

                                                July 4,     January 3,
                                                  1997         1997
                                                -------      -------

      Accounts payable                           $21,288      $16,136
      Accrued liabilities:
       Compensation and benefits                   6,028        5,793
       Income taxes payable                        6,247        5,080
       Accrued loss on disposal of subsidiary      1,560            -
       Other                                       7,805        7,201
                                                --------      -------
                                                 $42,928      $34,210
                                                 =======      =======

5.    INCOME TAXES

The provision for income taxes reflects federal, state, and foreign taxes. The effective income tax rate on pretax earnings differs from that computed at the United States federal statutory rate for the following reasons:

                                                Twenty-Six Weeks Ended
                                                 July 4,      June 28,
                                                  1997           1996
                                                 -------       --------
      Provision computed at United States
       federal statutory rate                     35.0%         35.0%
      Effect of state income taxes                 4.8           4.2
      Amortization of goodwill                     0.2           0.2
      Foreign tax effects                         (7.2)         (4.1)
      Change in the valuation allowance           (5.9)         (9.0)
      Other                                        0.1           0.2
                                                 -------       -------
      Effective tax rate                          27.0%         26.5%
                                                 =======       ========

6.    DISCONTINUED OPERATIONS

On April 17, 1997, the Company announced its intention to sell its Industrial Automation division, RTP Corp. ("RTP") pursuant to a plan of disposal approved by the Board of Directors.

At April 4, 1997, the estimated loss on the disposal of the discontinued operations of $1,729,000 (net of income tax benefit of $1,152,000) represented the estimated loss on the disposal of RTP's net assets and a pre-tax provision of $1,000,000 for expected operating losses during the phase-out period.

RTP's sales for the thirteen and twenty-six weeks ended July 4, 1997 were $2,541,000 and $4,793,000, respectively. Prior year's RTP sales for the comparable periods were $3,607,000 and $6,677,000, respectively. RTP's operating results for the second quarter of 1997 and 1996 are shown separately in the accompanying consolidated statements of operation.

Assets and liabilities of the discontinued operations have been separately classified in the accompanying statements of financial condition and consist of the following ($000s):

                                          July 4,      January 3,
                                           1997          1997
                                        ----------    ---------

  Accounts receivable, net                 $2,526       $4,129
  Inventories                               3,144        3,494
  Prepaid expenses and other                   51          100
  Property, Plant & Equipment, net          1,316        1,517
                                        ----------    --------
      Total assets                         $7,037       $9,240
                                        ==========    =========

  Accounts payable and other accruals      $1,244       $2,055
                                       ==========    =========

All prior year amounts have been restated for the discontinued operations to conform with the current year's presentation.

7.    DERIVATIVE FINANCIAL INSTRUMENTS

FOREIGN EXCHANGE INSTRUMENTS --The Company enters into foreign currency forward contracts to minimize its exposure to potentially adverse changes in foreign currency exchange rates on anticipated but not firmly committed purchases or sales denominated in foreign currencies made by its international subsidiaries. The foreign exchange contracts on receivables require the Company to exchange European ECU for Irish Punts. The foreign exchange contracts on payables require the Company to exchange Japanese Yen to receive US dollars. At July 4, 1997, the Company had $5.9 million of forward currency exchange contracts maturing in one to three months. No contracts were outstanding as of January 3, 1997. The amount of any gain or loss on these contracts during the period was not material. The Company does not hold or issue financial instruments for trading purposes.

INTEREST RATE INSTRUMENTS -- The Company periodically enters into interest rate swaps, cap and collar agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreement is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate agreements is recognized as an adjustment to interest expense. See Note 9 - Subsequent Events.

8.    NEW ACCOUNTING PRONOUNCEMENT

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement simplifies the standards for computing and presenting earnings per share ("EPS") and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS 128 will be effective beginning with the fourth quarter of 1997 and, upon adoption, will require restatement of all prior periods presented. The Company has quantified the impact of applying the new standard to the second quarter results. Pro forma information is as follows:

                                       Thirteen Weeks      Twenty-Six Weeks
                                            Ended                Ended
                                      July 4,  June 28,    July 4,   June 28,
                                       1997      1996       1997       1996
                                     --------  --------- ---------- -----------
EARNINGS PER COMMON SHARE

Income from Continuing Operations      $0.24     $0.18      $0.43      $0.36
Discontinued Operations, net of tax        -      0.01      (0.09)         -
                                     -------   --------   --------  --------
Net Income                             $0.24     $0.19      $0.34      $0.36
                                     ========  ========   ========  ========

EARNINGS PER COMMON SHARE - ASSUMING DILUTION

Income from Continuing Operations      $0.23     $0.17      $0.41      $0.34
Discontinued Operations, net of tax        -      0.01      (0.08)         -
                                      -------   -------   --------   -------
Net Income                             $0.23     $0.18      $0.33      $0.34
                                     ========  ========   ========= =========


9.    SUBSEQUENT EVENTS

SALE OF SUBSIDIARY

Effective July 5, 1997, the Company sold its industrial automation division, RTP Corp., to RT Acquisition Florida Corp. Proceeds from the sale, which are subject to adjustment, included $2.0 million cash and a subordinated unsecured five-year note in the aggregate principal amount of approximately $2.5 million bearing interest at the prime rate. The estimated after-tax loss on the sale of $1.7 million was recorded in the first quarter of 1997.

ACQUISITION

Effective July 22, 1997, the Company acquired the Elba Group, a privately-held European designer, manufacturer and marketer of a wide range of both AC/DC and DC/DC power conversion products. Computer Products purchased Elba for approximately $29 million in cash provided by two seven-year term loans from a financial institution. Elba has design, sales and manufacturing organizations in Oberhausen and Einsiedel, Germany; Chomutov, Czech Republic and Etten-Leur, Netherlands. The Company also has sales offices in Pfaffikon, Switzerland; Vaulx-Milieu, France; and Chesterfield, United Kingdom.

The acquisition will be accounted for under the purchase method of accounting. Accordingly, the excess of the purchase price over the estimated fair value of the net assets acquired will be recorded as goodwill and will be amortized on a straight line basis over a period of 20 years.

LOAN AGREEMENTS

Effective July 15, 1997, the Company amended and restated its existing revolving and term loan agreement to reprice its outstanding term loan and to provide for a new $20 million three-year multi-currency revolving working capital line of credit. The new multi-currency revolving facility, which expires in April 2000, replaces the Company's previous $20 million credit line which would have expired on April 1, 1998. The interest rate on the revolver is at the London Interbank Offering Rate "Libor" plus .50%. No borrowings are outstanding under the existing line. The Company's 1995 seven-year term loan, which has an outstanding balance of $22 million, was repriced to bear interest at Libor plus .75% compared to the previous rate set at Libor plus 1.5%.

In addition, effective July 15, 1997, the Company and one of its subsidiaries entered into two separate unsecured seven-year term loans with a bank providing an aggregate of 52 million Deutsche marks. The term loans bear interest at Libor plus .75%, or approximately 5.6%. Proceeds from the term loans were used to finance the Elba Group acquisition on July 22, 1997.

Effective July 14, 1997, the Company entered into two interest rate swap agreements with a bank pursuant to which it exchanged its floating rate interest obligations on the aggregate 52 million Deutsche marks notional principal amount for a fixed rate payment obligation of 5.58% per annum for a seven-year period beginning July 22, 1997.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ACQUISITION

On July 22, 1997, pursuant to an Agreement on the Sale, Purchase and Transfer of Shares, the Company acquired all the outstanding capital stock of the following affiliated companies: Elba Electric GmbH, Elba Modul GmbH, Elba Elektronik AG, Elba Electronics Ltd., Elba Electric-Produktion s. r. o., Elba Electronique S.A.R.L., and KRP Power Source B.V., collectively referred to as the Elba Group.

The Elba Group is engaged in the design, manufacture and marketing of a wide range of both AC/DC and DC/DC power conversion products in Europe. Elba's fastest growing product segment is its medium power AC/DC converters (150-750 watts) sold to OEM communications customers under the Elba and KRP Power Source labels. The Elba Group's customers include major multinational corporations such as Ericsson, Kodak, Krone AG and Siemens among others. Elba currently has 375 employees. Management believes that the acquisition of the Elba Group adds significant design expertise along with a strong product offering and important relationships with the world's leading Wireless and Telecommunications equipment manufacturers. The acquisition also expands the Company's European presence, adds low cost manufacturing capacity in the Czech Republic and is expected to be accretive to Computer Products' earnings.

The purchase price of 52 million Deutsche marks (approximately $29 million) was paid in cash with proceeds from two seven-year term loans from First Union National Bank, London Branch. The loans bear interest at Libor plus .75%. It is the intention of the Company, subject to a review of each acquired company, to continue to use the acquired assets in substantially the same manner as prior to the acquisition with certain changes to operating procedures and upgrades to or changes of existing equipment.

SALE OF SUBSIDIARY

On April 17, 1997, the Company announced its intention to sell its Industrial Automation division, RTP Corp. ("RTP") pursuant to a plan of disposal approved by the Board of Directors. Accordingly, the Company classified RTP as a discontinued operation and recorded an after-tax non-recurring charge of $2.1 million, or $0.08 per share, against first quarter 1997 earnings. Effective July 5, 1997, the Company sold its industrial automation division, RTP Corp., to RT Acquisition Florida Corp. Proceeds from the sale, which are subject to adjustment, included $2.0 million cash and a subordinated unsecured five-year note in the aggregate principal amount of approximately $2.5 million bearing interest at the prime rate.


RESULTS OF OPERATIONS

For the second quarter of 1997, income from continuing operations increased 36% to $5.7 million, or $0.23 per share, from the $4.2 million, or $0.17 per share, reported for the comparable year-ago quarter. Sales from continuing operations for the quarter increased 24% to a record $59.5 million from $48.1 million a year ago. For the first six months, sales from continuing operations totaled $116.4 million, up 22% from $95.4 million in 1996. Income from continuing operations increased 21% to $10.2 million, or $0.41 per share, up from $8.4 million, or $0.34 per share, in 1996.

The following table displays sales by product category for the twenty-six weeks ended July 4, 1997 and June 28, 1996:

                                               (DOLLARS IN THOUSANDS)
                                                JULY 4,      JUNE 28,
                                                 1997         1996
                                               ---------    --------

      Power Conversion                         $105,543     $87,205
                                                  90.7%       91.4%
      Computer Systems                           10,866       8,227
                                                   9.3%        8.6%
                                               --------     -------
      Total                                    $116,409     $95,432
                                               ========     =======

Sales from continuing operations for the thirteen and twenty-six weeks ended July 4, 1997 increased $11.5 million (24%) and $21 million (22%), respectively, over the comparable prior year periods as a result of a wider range of product offerings, the continued foreign expansion and the increase of service and support programs. Specifically, year-to-date Power Conversion sales improved 21% while Computer Systems sales increased 32% compared to the six-month period a year ago.

Sales to customers in Asia and the Pacific Rim increased 224% from $4.5 million in the six-month period of 1996 to $14.7 million for the comparable period in 1997 mainly due to the award of a significant Original Equipment Manufacturer ("OEM") program with shipments beginning in the second quarter of 1996. Likewise, the Company's European Power Conversion business recorded a 32% increase in sales for the second quarter of 1997 compared to the year ago quarter again due to increased demand from OEM communications customers. The Company anticipates additional sales growth in Power Conversion during the remainder of this fiscal year and will continue to consider acquisition and partnership opportunities to increase market share and expand product range.

As mentioned above, Computer Systems sales were 32% higher than the year ago period as this division continues to transition from the computer industry to the communications sector. Similar to the Power Conversion division, Computer Systems has concentrated its marketing efforts on the high-growth communications industry, where it provides networking, telecommunications and video-on-demand solutions for a variety of customers, including OEMs. With its initiative to develop new products aimed at customers in the communications industry, the Company expects this division to increase its sales volume through the remainder of the fiscal year

Orders for the second quarter of 1997 increased to $64.5 million representing a 33% improvement compared to the year ago quarter. The large increase is the result of entering the production phase of new OEM programs awarded to both the Power Conversion and Computer Systems divisions during 1996. At July 4, 1997, order backlog was $58.5 million compared to $45.9 million at January 3, 1997.

Although gross profit for the thirteen and twenty-six weeks ended July 4, 1997 increased by $4.3 million and $6.8 million, respectively, over the comparable prior year periods, gross margin for the second quarter of 1997 was level with prior year's at 37% while the current year-to-date margin of 35.8% was down compared to the 36.5% reported for the six-month period a year ago. Margins continue to be adversely impacted by the shift in sales mix to the Company's high-volume, lower-margin OEM customers coupled with lower standard product sales to the distribution sales channel. Although the Company continues to focus on reducing manufacturing costs and improving overall processes, the Company does not anticipate that gross margins will increase significantly from 1996 levels due to continuing competitive pricing pressures and changes in product mix, especially as more OEM programs are awarded.

For the thirteen and twenty-six weeks ended July 4, 1997, selling, general and administrative ("SG&A") expenses as a percentage of sales decreased to approximately 15% from 15.5% for the comparable prior year periods. In absolute dollar terms, SG&A increased $1.5 million in the second quarter of 1997 mostly due to higher sales and marketing expenses. Specific factors included higher commission expense from increased sales volume, the cost of additional marketing programs to support the launch of new products, and expansion of distribution channels. The Company plans to invest significant resources to expand its presence in Asia, the Pacific Rim and Europe; accordingly, selling expenses are expected to continue to increase in absolute dollars through the remainder of 1997 while general and administrative expenses should continue to decline as a percentage of sales.

Research and development ("R&D") spending increased approximately $1.3 million, or 33%, compared to the second quarter of 1996. The higher expense level was primarily attributable to the cost of developing new products consistent with the Company's ongoing commitment to develop and produce high-quality, innovative products targeted at the communications industry. As a percentage of sales, R&D expenses were 8.8% for the second quarter of 1997 versus 8.2% for the comparable prior year period. The Company believes that the timely introduction of new technology and products is an important component of its competitive strategy and anticipates future R&D spending will not significantly differ from the historical trend as a percentage of sales of approximately 8%.

The provision for income taxes as a percentage of pretax income for the twenty-six weeks ended July 4, 1997 increased to 27% from 26.5% and 26% for the comparable prior year period and prior fiscal year, respectively. The effective tax rate for 1997 increased primarily due to lower change in valuation allowance offset by higher income from foreign operations which are taxed at a lower rate. See Note 5 to the Condensed Consolidated Financial Statements for the Company's effective tax rate reconciliation.

LIQUIDITY AND CAPITAL RESOURCES

At July 4, 1997, the Company's cash balance was $32.6 million compared to $26.1 million at January 3, 1997 despite purchases of equipment and the long-term debt principal repayment of $1.5 million on the Company's existing seven-year term loan.

Inventories increased $5.5 million, or 19%, from January 3, 1997 primarily in the Power Conversion division as a result of production planning to meet manufacturing lead times and anticipated demand for new product introductions.

Accounts receivable increased $2.9 million, or 8%, from January 3, 1997 due to sales growth, including the continued expansion in international operations that typically have longer collections cycles. Days sales outstanding in receivables were 59 days at July 4, 1997 compared to 56 days at January 3, 1997.

Accounts payable increased $5.2 million, or 32%, from January 3, 1997 due to increases in capital expenditures, operating expenses, and material purchases to support the growth in sales.

Cash provided by operations increased to $12.3 million for the twenty-six weeks ended July 4, 1997 from $6.2 million for the twenty-six weeks ended June 28, 1996 primarily as a result of an increase in accounts payable and accrued liabilities.

Net cash used in investing activities increased to $4.9 million for the twenty-six weeks ended July 4, 1997 from $3.3 million for the twenty-six weeks ended June 28, 1996 due to higher equipment purchases.

Net cash used in financing activities for the twenty-six weeks ended July 4, 1997 reflects mainly long-term debt principal repayments including $1.5 million on the Company's seven-year term loan partially offset by proceeds from exercises of stock options.

The Company and one of its subsidiaries entered into two separate unsecured seven-year term loans with a bank providing an aggregate of 52 million Deutsche marks. The term loans bear interest at Libor plus .75%, or approximately 5.6%. Proceeds from the term loans were used to finance the purchase of the Elba Group. In addition, the Company amended and restated its existing revolving and term loan agreement to reprice its outstanding term loan and to provide for a new $20 million three-year multi-currency revolving working capital line of credit.

The new multicurrency revolving facility, which expires in April 2000, replaces the Company's previous $20 million credit line which would have expired on April 1, 1998. The interest rate on the revolver was reduced from Libor plus .75% to Libor plus .50%. As of July 4, 1997, the Company had made no borrowings under the existing line of credit and was in compliance with the agreement's covenants.

Effective July 15, 1997, the Company's 1995 seven-year term loan, which has an outstanding balance of $22 million, was repriced to bear interest at Libor plus
 .75% compared to the previous rate set at Libor plus 1.5%.

Based on current plans and business conditions, the Company believes that its cash and equivalents, its available credit line, cash generated from operations, and other financing activities are expected to be adequate to meet capital expenditures, working capital requirements, debt obligations and outstanding lease commitments through the remainder of fiscal 1997.

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on the Company's current expectations with respect to future sales, operating efficiencies, growth and working capital needs. Such statements involve risks and uncertainties which may cause actual results to differ materially from those set forth in these forward-looking statements. Factors that might affect such forward-looking statements include, among others, general economic conditions and growth in the power supply and communications industries, changes in customer mix, competitive factors and pricing pressures, changes in product mix, the timely development and acceptance of new products, ability to integrate the Elba Group operations with those of the Company, ability to attract and retain customers including new OEM communications customers, ability to attract and retain personnel, inventory risks due to shifts in market demand, changes in absorption of manufacturing overhead, domestic and foreign regulatory approvals particularly as it relates to the Elba acquisition and other risks described in the Company's various reports filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Company held its Annual Meeting of Shareholders on May 8, 1997.

(c)     The following matters were voted upon at the Annual Meeting of
        Shareholders:

    1. The election of the nominees for Directors who will serve for a term to expire at the Annual Meeting of Shareholders to be held in 1998 was voted on by the shareholders. The nominees, all of whom were elected, were: Edward S. Croft, III, Joseph M. O'Donnell, Stephen A. Ollendorff, Phillip A. O'Reilly, Bert Sager, and Lewis Solomon. The Inspectors of Election certified the following vote tabulations:

                                    FOR               WITHHELD

         Edward S. Croft, III   20,685,845           762,950
         Joseph M. O'Donnell    20,715,547           733,248
         Stephen A. Ollendorff  20,704,205           744,590
         Phillip A. O'Reilly    20,777,007           671,788
         Bert Sager             20,674,024           774,771
         Lewis Solomon          20,781,144           677,651

   2. A proposal to amend the 1990 Performance Equity Plan to increase the authorized shares of common stock currently available for grant from 4,450,000 to 5,950,000 was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:

                           FOR           AGAINST           ABSTAIN

                    14,798,315         2,709,784           108,350

   3. A proposal to amend the 1990 Performance Equity Plan to increase the authorized shares of common stock available for grant in future years was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:

                           FOR           AGAINST           ABSTAIN

                     9,206,455         6,869,639            99,441

                           PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

Exhibit No. 10.33 - Asset Purchase Agreement among RT Acquisition Florida Corp., RTP Corp. and Computer Products Inc. dated as of July 5, 1997.

Exhibit No. 10.34 - Amendment to Installment or Single Payment Note by and between Firstar Bank Madison, N.A., Heurikon Corporation and Computer Products Inc. dated as of May 23, 1997.

Exhibit No. 11 -- Computation of earnings per common and common equivalent share for the thirteen weeks ended July 4, 1997 and June 28, 1996.

Exhibit No. 27 -- Financial Data Schedule.


(B)   REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the thirteen week period ended July 4, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COMPUTER PRODUCTS, INC.

                                                         (Registrant)

DATE:    August 8, 1997                         BY:   Richard J. Thompson
                                                      -------------------
                                                      Richard J. Thompson
                                                      Vice President Finance
                                                      Chief Financial Officer