Form 10-Q/A
period 1997-07-04
COMPUTER PRODUCTS INC
filed 1997-10-30
CIK 23071

==============================================================================
                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

(MARK ONE)

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 4, 1997

                                      OR

[       ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

                          Commission File No. 0-4466
                                              -------

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

                            COMPUTER PRODUCTS, INC.

                              INDEX TO FORM 10-Q/A

                                                                      Page
                                                                     Number

PART I.           FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:

                  Statements of Operations - For the Thirteen
                  and Twenty-Six Weeks Ended July 4, 1997 and
                  June 28, 1996                                         3

                  Statements of Financial Condition - July 4, 1997
                  and January 3, 1997                                   4

                  Statements of Cash Flows - For the
                  Twenty-Six Weeks Ended July 4, 1997 and
                  June 28, 1996                                         5

                  Statements of Shareholders' Equity For the
                  Twenty-Six Weeks Ended July 4, 1997                   6

                  Notes to Condensed Consolidated Financial
                  Statements                                          7-11


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

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in Thousands Except Share Data)

                                                           JULY 4,      JANUARY 3,
                                                            1997          1997
                                                        (UNAUDITED)     (AUDITED)
                                                        ------------    ----------
ASSETS
CURRENT ASSETS

  Cash and equivalents                                   $ 32,639      $ 26,141
  Accounts receivable, net                                 38,881        35,989
  Inventories                                              34,255        28,726
  Prepaid expenses                                          3,626         2,038
  Deferred income taxes, net                                1,304           965
  Current assets of discontinued operations                 5,681         7,646
                                                          --------     ---------
   Total current assets                                   116,386       101,505
                                                          --------      --------
PROPERTY, PLANT & EQUIPMENT, NET                           30,052        28,686
                                                          --------      --------
OTHER ASSETS
  Goodwill, net                                            19,328        20,022
  Deferred income taxes, net                                1,241           863
  Other assets, net                                         1,211         1,171
  Long-term assets of discontinued operations               1,356         1,594
                                                          --------      --------
   Total other assets                                      23,136        23,650
                                                          --------      --------
                                                         $169,574      $153,841
                                                         ========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                    $ 4,861       $ 4,155
  Accounts payable and accrued liabilities                 42,928        34,210
  Current liabilities of discontinued operations            1,244         2,055
                                                          --------      --------
   Total current liabilities                               49,033        40,420

LONG-TERM DEBT                                             21,161        23,408
LEASE LIABILITIES                                           5,889         5,994
                                                          --------      --------
   TOTAL LIABILITIES                                       76,083        69,822
                                                          --------      --------
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


                                  COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
                                For the Twenty-Six Weeks Ended July 4, 1997
                                           (Amounts in Thousands)
                                                (Unaudited)

                                                                                    Foreign
                                                           Additional               Currency
                                       Common Stock         Paid-in      Retained  Translation
                                    Shares      Amount      Capital      Earnings  Adjustment
                                   ---------   ---------   ----------    --------  -----------

Balance, January 3, 1997            23,850        $239      $44,724      $38,783        $273

Issuance of common stock under
 stock option plans                    186           1          979
Tax benefit from exercises  of                                2,040
 stock options
Foreign currency translation
  adjustment                                                                          (1,687)
Net income                                                                 8,139
                                   ---------   ---------   ----------    --------  -----------

Balance, July 4, 1997               24,036         240      $47,743      $46,922     $(1,414)
                                   =========   =========   ==========    ========  ===========


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

7.    DERIVATIVE FINANCIAL INSTRUMENTS

FOREIGN EXCHANGE INSTRUMENTS --The Company enters into foreign currency forward contracts to minimize its exposure to potentially adverse changes in foreign currency exchange rates on anticipated but not firmly committed purchases or sales denominated in foreign currencies made by its international subsidiaries. The foreign exchange contracts on receivables require the Company to exchange European ECU for Irish Punts. The foreign exchange contracts on payables require the Company to exchange Japanese Yen to receive US dollars. At July 4, 1997, the Company held $5.0 million of forward currency exchange contracts on receivables and $0.9 million of forward currency exchange contracts on payables maturing in one to three months. No contracts were outstanding as of January 3, 1997. Gains and losses on these contracts are included in the consolidated statement of operations as they arise. Costs associated with entering into these contracts are amortized over the contracts lives which typically mature within one year. The amount of any gain or loss on these contracts during the period was not material. The Company does not hold or issue financial instruments for trading purposes.

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

                                                COMPUTER PRODUCTS, INC.
                                                -----------------------
                                                         (Registrant)

DATE:    October 28, 1997                       BY:   Richard J. Thompson
                                                      -------------------
                                                      Richard J. Thompson
                                                      Vice President Finance
                                                      Chief Financial Officer