Form 10-Q
period 1997-10-03
COMPUTER PRODUCTS INC
filed 1997-11-12
CIK 23071

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 3, 1997

                                              OR

[       ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to             Commission File No. 0-4466

                             COMPUTER PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                     FLORIDA
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   59-1205269
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)


             7900 Glades Road, Suite 500, Boca Raton, Florida 33434
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (407) 451-1000
                                                   -----------------

                                 NOT APPLICABLE

--------------------------------------------------------------------------------
              Former name, address and fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of October 31, 1997, was 24,307,325 shares.

================================================================================

                             COMPUTER PRODUCTS, INC.

                               INDEX TO FORM 10-Q

                                                                                     Page
                                                                                    Number

PART I.               FINANCIAL INFORMATION

Item 1.               Condensed Consolidated Financial Statements:

                      Statements of Operations - For the Thirteen
                      and Thirty-Nine Weeks Ended October 3, 1997 and
                      September 27, 1996                                               3

                      Statements of Financial Condition - October 3, 1997
                      and January 3, 1997                                              4

                      Statements of Cash Flows - For the
                      Thirty-Nine Weeks Ended October 3, 1997 and
                      September 27, 1996                                               5

                      Statement of Shareholders' Equity- For the
                      Thirty-Nine Weeks Ended October 3, 1997                          6

                      Notes to Condensed Consolidated Financial
                      Statements                                                     7-11

Item 2.               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                            12-17

PART II.              OTHER INFORMATION

Item 4.               Submission of Matters to a Vote of
                      Security Holders                                                18

Item 6.               Exhibits and Reports on Form 8-K                                18

                      Exhibit No. 11

                      Exhibit No. 27

SIGNATURES

                                     PART I. FINANCIAL INFORMATION
                                                ITEM I

                               COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands Except Per Share Data)
                                              (Unaudited)

                                                             THIRTEEN WEEKS            THIRTY-NINE WEEKS
                                                                  ENDED                      ENDED
                                                           OCT. 3,     SEPT. 27,      OCT. 3,      SEPT. 27,
                                                            1997         1996           1997         1996
                                                          ---------    ---------      ---------    ---------

SALES                                                       $71,826      $53,937      $188,235     $149,368
COST OF SALES                                                46,678       35,304       121,438       95,900
                                                          ---------    ---------      ---------    ---------
GROSS PROFIT                                                 25,148       18,633        66,797       53,468
                                                          ---------    ---------      ---------    ---------
EXPENSES
  Selling, general & administrative                          10,055        7,599        27,550       22,706
  Research & development                                      5,590        4,040        15,284       11,453
                                                          ---------    ---------       -------     ---------
                                                             15,645       11,639        42,834       34,159
                                                          ---------    ---------      ---------    ---------
OPERATING INCOME                                              9,503        6,994        23,963       19,309
                                                          ---------    ---------      ---------    ---------
OTHER INCOME (EXPENSE)
  Interest expense                                             (895)       (673)        (2,055)      (2,036)
  Interest income                                               399         292          1,073          767
                                                          ---------    ----------      ---------   ---------
                                                               (496)       (381)          (982)      (1,269)
                                                          ---------   ----------      ---------    ---------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         9,007       6,613         22,981       18,040
PROVISION FOR INCOME TAXES                                    2,432       1,659          6,205        4,691
                                                          ---------   ----------      ---------    ---------
INCOME FROM CONTINUING OPERATIONS                             6,575       4,954         16,776       13,349
DISCONTINUED OPERATIONS
  Profit (loss) from operations, net of income taxes of
   $104,($222) and $42, respectively                              -         177           (333)          75
  Loss on disposal of RTP including provision of $1,000
  for operating losses during phase-out period, net
  of tax benefit of $1,152                                        -           -         (1,729)           -
                                                          ---------   ----------      ---------    ---------
NET INCOME                                                  $ 6,575     $ 5,131       $ 14,714     $ 13,424
                                                          =========   ==========      =========    =========

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
PRIMARY-
  Income from Continuing Operations                       $   0.26     $   0.20       $   0.67     $   0.55
  Discontinued Operations                                        -         0.01          (0.08)           -
                                                          ---------   ----------      ---------    ---------
  Net Income                                              $   0.26     $   0.21       $   0.59     $   0.55
                                                          =========   ==========      =========    =========

ASSUMING FULL DILUTION-

  Income from Continuing Operations                       $   0.26     $   0.20       $   0.66     $   0.54
  Discontinued Operations                                        -         0.01          (0.08)           -
                                                          --------    ---------       ---------    --------
  Net Income                                              $   0.26     $   0.21        $  0.58     $   0.54
                                                          =========   ==========      =========    =========

COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:

  Primary                                                   25,313       24,612         24,971       24,436
  Fully Diluted                                             25,442       24,934         25,493       25,008


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

                               COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in Thousands Except Par Value Amounts)

                                                                      OCTOBER 3,       JANUARY 3,
                                                                        1997             1997
                                                                     (UNAUDITED)        (AUDITED)
                                                                    -------------      -----------
ASSETS
CURRENT ASSETS
  Cash and equivalents                                                $ 33,717         $  26,141
  Accounts receivable, net                                              51,106            35,989
  Inventories                                                           39,388            28,726
  Prepaid expenses                                                       2,566             2,038
  Deferred income taxes, net                                             1,552               965
  Current assets of discontinued operations                                  -             7,646
                                                                      ---------         --------
    Total current assets                                               128,329           101,505
                                                                      ---------         ---------
PROPERTY, PLANT & EQUIPMENT, NET                                        34,616            28,686
                                                                      ---------         ---------
OTHER ASSETS
  Goodwill, net                                                         40,614            20,022
  Deferred income taxes, net                                             1,563               863
  Other assets, net                                                      4,299             1,171
  Long-term assets of discontinued operations                                -             1,594
                                                                      ---------         ---------
    Total other assets                                                  46,476            23,650
                                                                      ---------         ---------
                                                                      $209,421          $153,841
                                                                      =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Current maturities of long-term debt                                $  4,523          $  4,155
  Accounts payable and accrued liabilities                              49,241            34,210
  Current liabilities of discontinued operations                             -             2,055
                                                                      ---------         ---------
    Total current liabilities                                           53,764            40,420

LONG-TERM DEBT                                                          48,268            23,408
LEASE LIABILITIES                                                        4,906             5,994
                                                                      ---------         ---------
    TOTAL LIABILITIES                                                  106,938            69,822
                                                                      ---------         ---------
SHAREHOLDERS' EQUITY

  Preferred stock, par value $.01; 1,000,000 shares authorized;
   none issued                                                               -                 -
  Common stock, par value $.01; 80,000,000 shares authorized;
   24,301,450 shares issued and outstanding at October 3, 1997
   (23,849,759 at January 3, 1997)                                         243               239
  Additional paid-in capital                                            51,147            44,724
  Retained earnings                                                     53,497            38,783
  Foreign currency translation adjustment                               (2,404)              273
                                                                      ---------         ---------
    TOTAL SHAREHOLDERS' EQUITY                                         102,483            84,019
                                                                      ---------         ---------
                                                                      $209,421          $153,841
                                                                      =========         =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

                               COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Dollars in Thousands)
                                              (Unaudited)

                                                                   THIRTY-NINE WEEKS ENDED
                                                                   OCT. 3,         SEPT. 27,
                                                                    1997              1996
                                                                  ---------        ----------
OPERATING ACTIVITIES:
  Net income                                                       $14,714          $13,424
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                    5,397            4,532
    Other non-cash charges                                           1,796            1,959
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                (13,582)          (6,783)
    (Increase)decrease in inventories and
      prepaid expenses and other                                    (5,569)             422
    Increase (decrease) in accounts payable and
      accrued liabilities                                            8,490             (184)
  Net cash provided by (used in) discontinued operations             1,423             (602)
                                                                  ---------        ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           12,669           12,768
                                                                  ---------        ----------
INVESTING ACTIVITIES:
  Purchases of property, plant & equipment                          (7,861)          (4,838)
  Proceeds from sale of property, plant and equipment                    -               71
  Purchase of the Elba Group, net of cash acquired                 (25,768)               -
  Sale of RTP Corp.                                                  2,000                -
  Purchase of Jeta Power Systems, Inc, net of cash acquired              -           (9,577)
  Investing activities of discontinued operations                      (32)            (804)
  (Increase) decrease in other assets                                   94              (55)
                                                                   --------       ----------
NET CASH USED IN INVESTING ACTIVITIES                              (31,567)         (15,203)
                                                                  ---------        ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                          28,825                -
  Principal payments on debt and capital leases                     (4,635)          (2,232)
  Proceeds from exercises of stock options                           2,658            2,754
  Repurchases of common stock                                            -           (2,032)
                                                                  ---------        ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 26,848           (1,510)
                                                                  ---------        ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS               (374)             (36)
                                                                  ---------        ----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                          7,576           (3,981)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           26,141           26,650
                                                                  ---------        ----------
CASH AND EQUIVALENTS, END OF PERIOD                                $33,717          $22,669
                                                                  =========        ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:

In connection with the acquisition of the Elba Group, the Company recorded, at fair value, assets of $35.0 million and liabilities of $6.6 million.

In connection with the acquisition of Jeta Power Systems, Inc, the Company recorded, at fair value, assets of $14.0 million and liabilities of $1.9 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

                                 COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTOF SHAREHOLDERS EQUITY
                             For the Thirty-Nine Weeks Ended October 3, 1997
                                          (Amounts in Thousands)
                                               (Unaudited)

                                                                                                      FOREIGN
                                                                        ADDITIONAL                    CURRENCY
                                                COMMON STOCK             PAID-IN        RETAINED     TRANSLATION
                                            SHARES         AMOUNT        CAPITAL        EARNINGS     ADJUSTMENT
                                           ---------      ---------     ----------      ---------    -----------


BALANCE, JANUARY 3, 1997                     23,850           $239         $44,724       $38,783            $273

Issuance of common stock under stock
 option plans                                   451              4           2,654             -               -

Tax  benefit from  exercises  of stock
  options                                         -              -           3,769             -               -

Foreign currency translation adjustment           -              -               -             -          (2,677)

Net income                                        -              -               -        14,714               -
                                           ---------      ---------     ----------      ---------    -----------
BALANCE, OCTOBER 3, 1997                     24,301           $243         $51,147       $53,497         $(2,404)
                                           =========      =========     ==========      =========    ===========





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 OCTOBER 3, 1997

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

In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations, and cash flows of Computer Products, Inc. ("the Company"). The results of operations for the thirteen and thirty-nine weeks ended October 3, 1997 are not necessarily indicative of the results that may be expected for fiscal year 1997. For further information, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders and Form 10-Q for the thirteen week period ended July 4, 1997.

Certain prior year amounts have been reclassified to reflect discontinued operations as described in Note 6.

2.      INVENTORIES

The components of inventory are as follows ($000s):

                                                     October 3,      January 3,
                                                        1997            1997
                                                     ---------       ---------

        Raw materials                                  $19,674        $14,953
        Work in process                                  6,730          4,424
        Finished goods                                  12,984          9,349
                                                     ---------       ---------
                                                       $39,388        $28,726
                                                     =========       =========


3.      PROPERTY, PLANT & EQUIPMENT, NET

Related accumulated depreciation was $29,335,000 and $26,064,000 at October 3, 1997 and January 3, 1997, respectively.


4.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The  components  of  accounts  payable and  accrued  liabilities  are as follows
($000s):

                                                    October 3,       January 3,
                                                       1997           1997
                                                     --------        -------

        Accounts payable                              $23,414         $16,135
        Accrued liabilities:
         Compensation and benefits                      7,132           5,794
         Commissions payable                            2,204           1,563
         Income taxes payable                           7,169           5,080
         Other                                          9,322           5,638
                                                      -------        --------
                                                       $49,241        $34,210
                                                      ========       ========
5.      INCOME TAXES

The provision for income taxes reflects federal, state, and foreign taxes. The effective income tax rate on pretax earnings differs from that computed at the United States federal statutory rate for the following reasons:

                                                      Thirty-Nine Weeks Ended
                                                      Oct. 3,        Sept. 27,
                                                       1997            1996
                                                     --------         --------

        Provision computed at United States federal
         statutory rate                                35.0%            35.0%
        Effect of state income taxes                    5.1              7.9
        Amortization of goodwill                        0.3              0.2
        Foreign tax effects                            (6.9)            (2.0)
        Change in the valuation allowance              (6.5)           (15.3)
        Other                                             -              0.2
                                                     -------          --------
        Effective tax rate                             27.0%            26.0%
                                                     ========         ========


6.      DISCONTINUED OPERATIONS

On April 17, 1997, the Company announced its intention to sell its Industrial Automation division, RTP Corp. ("RTP"), pursuant to a plan of disposal approved by the Board of Directors. Effective July 5, 1997, the Company sold RTP Corp. to RT Acquisition Florida Corp. Proceeds from the sale, which are subject to adjustment, included $2.0 million cash and a subordinated unsecured five-year note in the aggregate principal amount of approximately $2.5 million bearing interest at the prime rate. An estimated after-tax loss on the sale of $1.7 million (net of income tax benefit of $1,152,000) was recorded in the first quarter of 1997 representing the estimated loss on the disposal of RTP's net assets and a pre-tax provision of $1,000,000 for expected operating losses during the phase-out period.

RTP's sales from January 4, 1997 through its disposal date were $4,793,000. RTP sales for the thirty-nine weeks ended September 27, 1996 were $10,500,000. RTP's operating results are shown separately in the accompanying consolidated statements of operations.

Certain prior year amounts have been restated to give effect to the discontinued operations treatment.

7.      ACQUISITION AND PLAN OF MERGER

THE ELBA GROUP -- Effective July 22, 1997, the Company acquired the Elba Group ("Elba"), a privately held European designer, manufacturer and marketer of a wide range of both AC/DC and DC/DC power conversion products. Computer Products purchased Elba for approximately $28.5 million in cash provided by two seven-year term loans from a financial institution. Elba has design, sales and manufacturing organizations in Oberhausen and Einsiedel, Germany; Chomutov, Czech Republic and Etten-Leur, Netherlands. The Company also has sales offices in Pfaffikon, Switzerland; Vaulx-Milieu, France; and Chesterfield, United Kingdom.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the excess of the purchase price over the estimated fair value of the net assets acquired, or approximately $21.5 million, was recorded as goodwill which is being amortized on a straight-line basis over a period of 20 years. Elba's results of operations have been included in the Company's consolidated financial statements from the date of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company and Elba as if the acquisition had occurred at the beginning of the periods presented.

                    UNAUDITED COMBINED PRO FORMA INFORMATION
                             ($000 EXCEPT PER SHARE)

                                                Thirty-Nine
                                                Weeks Ended       Year Ended
                                                October 3,        January 3,
                                                   1997              1997
                                               --------------    -------------

Sales                                              $201,544         $234,198
Net Income                                           15,385           21,335
Earnings per share - primary                           0.62             0.87
Earnings per share - assuming full dilution            0.60             0.85


The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill, increased interest expense on the acquisition debt, and related income tax effects. The pro forma results do not purport to be indicative of results that would have occurred had the combination been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

ZYTEC -- On September 2, 1997, the Company and CPI Acquisition Corp, a Minnesota corporation and a wholly-owned subsidiary of the Company ("CPI Sub"), entered into an Agreement and Plan of Merger dated as of September 2, 1997 (the "Merger Agreement") with Zytec Corporation, a Minnesota corporation ("Zytec"). The Merger Agreement provides for the merger of CPI Sub with and into Zytec, with Zytec surviving as a wholly owned subsidiary of the Company (the "Merger").

The Merger Agreement provides for a stock-for-stock exchange in which each share of Zytec's common stock will be exchanged for 1.33 shares of the Company's common stock. The Company expects to ultimately issue approximately 16.7 million common shares in exchange for Zytec's common and equivalent shares outstanding.

The Company expects the transaction to be a tax-free exchange to be accounted for as a pooling of interests and for the transaction to close in the fourth fiscal quarter ending January 2, 1998. A one-time charge related to certain merger costs will be expensed at that time.

8.       LONG-TERM DEBT

Effective July 15, 1997, the Company amended and restated its existing revolving and term loan agreement to reprice its outstanding term loan and to provide for a new $20 million three-year multi-currency revolving working capital line of credit. The new multi-currency revolving facility, which expires in April 2000, replaces the Company's previous $20 million credit line which would have expired on April 1, 1998. The interest rate on the revolver is at the London Interbank Offering Rate "Libor" plus .50%. No borrowings are outstanding under the existing line. The Company's 1995 seven-year term loan, which has an outstanding balance of $19.8 million, was repriced to bear interest at Libor plus .75% compared to the previous rate set at Libor plus 1.5%.

In addition, effective July 15, 1997, the Company and one of its subsidiaries entered into two separate unsecured seven-year term loans with First Union National Bank, London Branch providing an aggregate of 52 million Deutsche marks. The term loans bear interest at Libor plus .75%, or currently at approximately 4%. Proceeds from the term loans were used to finance the Elba Group acquisition on July 22, 1997.

9.      DERIVATIVE FINANCIAL INSTRUMENTS

FOREIGN EXCHANGE INSTRUMENTS --The Company enters into foreign currency forward contracts to minimize its exposure to potentially adverse changes in foreign currency exchange rates on anticipated but not firmly committed purchases or sales denominated in foreign currencies made by its international subsidiaries. The foreign exchange contracts on receivables require the Company to exchange European ECU for Irish Punts. The foreign exchange contracts on payables require the Company to exchange Japanese Yen to receive US dollars. At October 3, 1997, the Company held $6.6 million of forward currency exchange contracts on receivables maturing in one to three months while no contracts on payables were outstanding. No contracts were outstanding as of January 3, 1997. Gains and losses on these contracts are included in the consolidated statement of operations as they arise. Costs associated with entering into these contracts are amortized over the contract lives, which typically mature within one year. The amount of any gain or loss on these contracts during the period was not material. The Company does not hold or issue financial instruments for trading purposes.

INTEREST RATE INSTRUMENTS -- Effective July 14, 1997, the Company entered into two interest rate swap agreements with First Union National Bank pursuant to which it exchanged its floating rate interest obligations on the aggregate 52 million Deutsche marks notional principal amount for a fixed rate payment obligation of 5.58% per annum for a seven-year period beginning August 1, 1997. The fixing of the interest rates for these periods minimizes in part the Company's exposure to the uncertainty of floating interest rates during this seven-year period. The differential paid or received on these interest rate swaps is recognized as an adjustment to interest expense.

10.     NEW ACCOUNTING PRONOUNCEMENT

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement simplifies the standards for computing and presenting earnings per share ("EPS") and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS 128 will be effective beginning with the fourth quarter of 1997 and, upon adoption, will require restatement of all prior periods presented. The Company has quantified the impact of applying the new standard to the third quarter and year-to-date results. Pro forma information is as follows:

                                               THIRTEEN WEEKS ENDED    THIRTY-NINE WEEKS ENDED
                                              OCT. 3,     SEPT. 27,     OCT. 3,     SEPT. 27,
                                               1997         1996         1997        1996
                                             ---------    ---------    ---------   ----------
EARNINGS PER COMMON SHARE
Income from Continuing Operations               $0.27        $0.21        $0.70       $0.57
Discontinued Operations, net of tax                 -         0.01        (0.09)          -
                                             --------     --------    ----------    ---------
Net Income                                      $0.27        $0.22        $0.61       $0.57
                                             =========    =========    =========   ==========

EARNINGS PER COMMON SHARE - ASSUMING DILUTION

Income from Continuing Operations               $0.26        $0.20        $0.67       $0.55
Discontinued Operations, net of tax                 -         0.01        (0.08)          -
                                              --------     --------    ----------    ---------
Net Income                                      $0.26        $0.21        $0.59       $0.55
                                             =========    =========    =========   ==========

                                     ITEM II
                    COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ACQUISITION AND PLAN OF MERGER

THE ELBA GROUP -- On July 22, 1997, pursuant to an Agreement on the Sale, Purchase and Transfer of Shares, the Company acquired all the outstanding capital stock of the following affiliated companies: Elba Electric GmbH, Elba Modul GmbH, Elba Elektronik AG, Elba Electronics Ltd., Elba Electric-Produktion
s. r. o., Elba Electronique S.A.R.L., and KRP Power Source B.V., collectively referred to as the Elba Group.

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

The purchase price of 52 million Deutsche marks (approximately $28.5 million) was paid in cash with proceeds from two seven-year term loans from First Union National Bank, London Branch. The loans bear interest at Libor plus .75%.

ZYTEC -- On September 2, 1997, the Company and CPI Acquisition Corp, a Minnesota corporation and a wholly-owned subsidiary of the Company ("CPI Sub"), entered into an Agreement and Plan of Merger dated as of September 2, 1997 (the "Merger Agreement") with Zytec Corporation, a Minnesota corporation ("Zytec"). The Merger Agreement provides for the merger of CPI Sub with and into Zytec, with Zytec surviving as a wholly owned subsidiary of the Company (the "Merger").

The Merger Agreement provides for a stock-for-stock exchange in which each share of Zytec's common stock will be exchanged for 1.33 shares of the Company's common stock. The Company expects to ultimately issue approximately 16.7 million common shares in exchange for Zytec's common and equivalent shares outstanding.

The Company expects the transaction to be a tax-free exchange to be accounted for as a pooling of interests and for the transaction to close in the fourth fiscal quarter ending January 2, 1998. A one-time charge related to certain merger costs will be expensed at that time.

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

RESULTS OF OPERATIONS

For the third quarter of 1997, income from continuing operations increased 33% to $6.6 million, or $0.26 per share, from the $5.0 million, or $0.20 per share, reported for the comparable year-ago quarter. Sales from continuing operations for the quarter increased 33% to $71.8 million from $53.9 million a year ago. For the first nine months, sales from continuing operations totaled $188.2 million, up 26% from $149.4 million in 1996. Income from continuing operations increased 26% to $16.8 million, or $0.67 per share, up from $13.3 million, or $0.54 per share, in 1996.

The following table displays sales by product category for the thirty-nine weeks ended October 3, 1997 and September 27, 1996 ($000s):

                                                     OCT. 3,       SEPT. 27,
                                                      1997           1996
                                                   ----------     ----------

        Power Conversion                            $169,522       $135,733
        Computer Systems                              18,713         13,635
                                                   ---------      ----------
        Total                                       $188,235       $149,368
                                                   ==========     ==========

Sales for the thirteen and thirty-nine weeks ended October 3, 1997 increased $17.9 million (33%) and $38.9 million (26%), respectively, over the comparable prior year periods primarily as a result of a wider range of product offerings, the continued foreign expansion and the increase of service and support programs. Sales resulting from the Elba Group since its acquisition date were approximately $4.9 million for the thirteen weeks ended October 3, 1997. Year-to-date Power Conversion sales improved 25% while Computer Systems sales increased 37% compared to the nine-month period a year ago.

Sales to customers in Asia and the Pacific Rim increased 47% from $13.6 million in the nine-month period of 1996 to $20.0 million for the comparable period in 1997. The increase is mainly due to the award of a significant Original Equipment Manufacturer ("OEM") program with shipments beginning in the second quarter of 1996 and additional demand from the customer base in Asia and the Pacific Rim. The Company's European Power Conversion business recorded a 21% increase in sales for the year-to-date period in 1997 compared to the year ago period again due to increased demand from OEM communications customers. The Company anticipates additional sales growth in Power Conversion during the remainder of this fiscal year and continues to consider acquisition and partnership opportunities to increase market share and expand product range.

As mentioned above, Computer Systems sales were 37% higher than the year ago period as this division continues to transition from the computer industry to the communications sector. Similar to the Power Conversion division, Computer Systems has concentrated its marketing efforts on the high-growth communications industry, where it provides networking, telecommunications and wireless communications solutions for a variety of customers, including OEMs. With its focus on developing new products aimed at customers in the communications industry and a high backlog level entering into the fourth quarter, this division is expected to increase its sales volume through the remainder of the fiscal year.

Orders for the third quarter of 1997 increased to $72.7 million representing a 41% improvement compared to the year ago quarter. The large increase is the result of entering the production phase of new OEM programs awarded to both the Power Conversion and Computer Systems divisions during 1996 as well as the addition of the Elba Group with $6.2 million in orders. At October 3, 1997, order backlog was $59.3 million compared to $45.9 million at January 3, 1997.

Gross profit for the thirteen and thirty-nine weeks ended October 3, 1997 increased by $6.5 million and $13.3 million, respectively, over the comparable prior year periods. However, gross margin for the third quarter of 1997 was slightly above prior year's at 35% while the current year-to-date margin of 35.5% was down compared to the 35.8% reported for the nine-month period a year ago. Margins continue to be adversely impacted by the shift in sales mix to the Company's high-volume, lower-margin OEM customers coupled with increased production costs for a large number of new products being introduced. Although the Company continues to focus on reducing manufacturing costs and improving overall processes, the Company does not anticipate that gross margins will vary significantly from the current level due to continuing competitive pricing pressures and changes in product mix, especially as more OEM programs are awarded.

For the thirteen and thirty-nine weeks ended October 3, 1997, selling, general and administrative ("SG&A") expenses as a percentage of sales decreased to approximately 14% and 14.6%, respectively, from 14.1% and 15.2% for the comparable prior year periods. In absolute dollar terms, SG&A increased $2.5 million and $4.8 million in the third quarter of 1997 and year-to-date periods, respectively, compared to the same periods in 1996 mostly due to higher sales and marketing expenses. Specific factors included higher commission expense from increased sales volume, the cost of additional marketing programs to support the launch of new products, and expansion of distribution channels. General and administrative expenses also increased as a result of the Company's mergers and acquisition activities and the inclusion of the Elba Group acquired in July 1997. The Company plans to invest significant resources to expand its presence in Asia, the Pacific Rim and Europe; accordingly, selling expenses are expected to continue to increase in absolute dollars through the remainder of 1997 while general and administrative expenses should continue to decline as a percentage of sales.

Research and development ("R&D") spending increased approximately $1.6 million, or 38%, compared to the third quarter of 1996. R&D expenses increased $3.8 million, or 33%, for the thirty-nine weeks ended October 3, 1997. As a percentage of sales, R&D expenses increased to 8.1% for the first nine months of 1997 compared to 7.7% for the comparable prior year period. The higher expense level was primarily attributable to the cost of developing new products consistent with the Company's ongoing commitment to develop and produce high-quality, innovative products targeted at the communications industry and the inclusion of the Elba Group acquired in July 1997. The Company believes that the timely introduction of new technology and products is an important component of its competitive strategy and anticipates future R&D spending will not significantly differ from the historical trend as a percentage of sales of approximately 8%.

The provision for income taxes as a percentage of pretax income for the thirty-nine weeks ended October 3, 1997 increased to 27% from 26% for the comparable prior year period and prior fiscal year, respectively. The effective tax rate for 1997 increased primarily due to lower change in valuation allowance offset by higher income from foreign operations that are taxed at a lower rate. See Note 5 to the Condensed Consolidated Financial Statements for the Company's effective tax rate reconciliation.

LIQUIDITY AND CAPITAL RESOURCES

At October 3, 1997, the Company's cash balance increased to $33.7 million compared to $26.1 million at January 3, 1997 mainly due to proceeds from exercises of stock options, proceeds from the sale of the industrial automation division in July 1997, and cash acquired in the Elba Group, partially offset by purchases of equipment for $7.9 million and installment payments of $4.6 million on the Company's long-term debt.

Inventories increased $10.7 million, or 37%, from January 3, 1997 primarily in the Power Conversion division as a result of production planning to meet manufacturing lead times and anticipated demand for new product introductions. Also, the third quarter of 1997 includes $2.2 million of inventory as part of the acquisition of the Elba Group.

Accounts receivable increased $15.1 million, or 42%, from January 3, 1997 due to sales growth, including the continued expansion in international operations that typically have longer collections cycles, and $4.2 million of receivables included in the acquisition of the Elba Group. Days sales outstanding in receivables were 63.5 days at October 3, 1997 compared to 56 days at January 3, 1997.

Accounts payable increased $7.3 million, or 45%, from January 3, 1997 due to increases in capital expenditures, operating expenses, and material purchases to support the growth in sales.

Cash provided by operations increased to $13.3 million for the thirty-nine weeks ended October 3, 1997 from $12.8 million for the thirty-nine weeks ended September 27, 1996 primarily as a result of an increase in inventory, accounts payable and accrued liabilities.

Net cash used in investing activities increased to $32.2 million for the thirty-nine weeks ended October 3, 1997 from $15.2 million for the thirty-nine weeks ended September 27, 1996 due to the acquisition of the Elba Group for approximately $25.8 million (net of cash acquired) and increased purchases of plant and equipment partially offset by $2.0 million proceeds from the sale of RTP Corp.

Net cash provided by financing activities for the thirty-nine weeks ended October 3, 1997 of $26.8 million reflects the issuance of the DM52 million term loans, net of debt issuance costs, and $2.7 million proceeds from exercises of stock options partially offset by $4.6 million long-term debt principal repayments including $3.7 million on the Company's seven-year term loan.

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

The new multi-currency revolving facility, which expires in April 2000, replaces the Company's previous $20 million credit line which would have expired on April 1, 1998. The interest rate on the revolver was reduced from Libor plus .75% to Libor plus .50%. As of October 3, 1997, the Company had made no borrowings under the existing line of credit, and management believes the Company was in compliance with the agreement's covenants.

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

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on the Company's current expectations with respect to future sales, operating efficiencies, growth and working capital needs. Such statements involve risks and uncertainties which may cause actual results to differ materially from those set forth in these forward-looking statements. Factors that might affect such forward-looking statements include, among others, general economic conditions and growth in the power supply and communications industries, changes in customer mix, competitive factors and pricing pressures, changes in product mix, the timely development and acceptance of new products, ability to integrate the Elba Group operations with those of the Company, ability to attract and retain customers including new OEM communications customers, ability to attract and retain personnel, inventory risks due to shifts in market demand, changes in absorption of manufacturing overhead, domestic and foreign regulatory approvals particularly as it relates to the Elba acquisition, foreign currency and economic risks and other risks described in the Company's various reports filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM  4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

Exhibit No. 11 -- Computation of earnings per common and common equivalent share for the thirteen and thirty-nine weeks ended October 3, 1997 and September 27, 1996.

Exhibit No. 27 -- Financial Data Schedule.

(B)     REPORTS ON FORM 8-K

During the thirteen-week period ended October 3, 1997, the Company filed the following reports on Form 8-K:

On August 4, 1997, the Company filed a Current Report on Form 8-K to announce its acquisition of the Elba Group effective July 22, 1997 and subsequently filed a report on Form 8-K/A to disclose audited historical and combined pro-forma financial statements.

On September 5, 1997, the Company filed a Current Report on Form 8-K announcing that on September 2, 1997 the Company and Zytec Corporation announced in a joint press release that they had signed a definitive merger agreement pursuant to which a wholly-owned subsidiary of the Company will merge with and into Zytec.

On October 30, 1997, the Company filed a Current Report on Form 8-K to file restated audited historical financial statements pursuant to its discontinued operations plan for RTP Corp. adopted during 1997.

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

                                               COMPUTER PRODUCTS, INC.
                                               -----------------------
                                                  (Registrant)

DATE:      November 12, 1997                 BY:    /s/ Richard J. Thompson
                                                    -----------------------
                                                    Richard J. Thompson
                                                     Vice President Finance
                                                       Chief Financial Officer