Form 10-K
period 1998-01-02
COMPUTER PRODUCTS INC
filed 1998-03-31
CIK 23071

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended JANUARY 2, 1998           Commission File No. 0-4466

                             COMPUTER PRODUCTS, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

             FLORIDA                                      59-1205269
             -------                                      ----------
 (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
         INCORPORATION)                              IDENTIFICATION NO.)

7900 GLADES ROAD, SUITE 500, BOCA RATON, FL                33434-4105
-----------------------------------------                 -------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 13, 1998 was approximately $784 million.

As of March 13, 1998, 38,521,952 shares of the Registrant's $.01 par value common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's annual shareholders' report for the year ended January 2, 1998 (the "Annual Report") are incorporated by reference into Parts I and II.

Portions of the Company's proxy statement for the annual meeting of shareholders to be held May 6, 1998 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

Computer Products, Inc. (the "Company") was incorporated under the laws of the State of Florida in 1968. Unless the context indicates otherwise, as used herein the term "Company" means Computer Products, Inc. and its consolidated subsidiaries.

The  Company  has begun  doing  business  under the name  Artesyn  Technologies.
Management will request shareholder approval at its next annual shareholders' meeting in May 1998 to legally change the Company's corporate name to Artesyn Technologies, Inc. Pending shareholder approval, the Company's legal name will remain Computer Products, Inc. and trade under The Nasdaq National Market symbol CPRD.

The Company designs, develops, manufactures and markets (1) power conversion products for electronic equipment used in commercial and industrial applications requiring a precise and constant voltage level for proper operation, (2) high performance single-board computers, systems and subsystems for real-time applications, and (3) provides repair services and logistics for a variety of products primarily for a significant customer.

POWER CONVERSION

INDUSTRY OVERVIEW

The Company is one of the leading providers of power supplies, power converters and distributed power systems to the communications industry. According to independent industry sources, the Company ranks among the top ten worldwide independent power supply manufacturers in sales volume.

Power supplies, power converters and distributed powers systems perform many essential functions relating to the supply, regulation, and distribution of electrical power within electronic equipment. Electronic systems require a steady supply of electrical power at one or more voltage levels. AC-to-DC power supplies convert alternating electric current (`AC") (the form in which virtually all electric current is delivered by utility companies) from a primary power source into the direct current ("DC") required to operate virtually all solid state electronic equipment. DC-to-DC power supplies are used to convert a particular direct current voltage into another (higher or lower) direct current voltage that is required by the electronic device to which it is connected. Power supplies can also be designed to perform diagnostic functions that prevent electronic equipment from being damaged by such equipment's own malfunction, as well as provide power through use of a short-term battery back-up system when the electronic equipment's primary power source fails.

The dominant technology now used in power supplies is switching technology. Before the development of switching power supplies, power supply technology was fairly simple, and power supplies consisted of a transformer and some related components to rectify and control power surges. As the complexity of electronic equipment has increased, power supplies and their underlying technology have become more advanced. Switching power supplies, such as those manufactured by the Company, have hundreds of components, provide advanced diagnostic and power management functions, can be designed to provide battery back-up power, and are smaller and more efficient than older power supplies using simpler technology.

                            SWITCHING POWER SUPPLIES

[GRAPHIC SHOWING FROM AC WALL POWER IN TO AC TO DC POWER SUPPLY TO A DISK
         DRIVE OR MEMORY OR INTEGRATED CIRCUITS OR MOTORS OR MONITORS]

A further enhancement of AC/DC power supplies utilizing a newer more flexible switching technology is emerging which the Company refers to as "distributed power architecture" ("DPA"). Most electronic systems have a number of subsystems, each of which may require a different operating voltage or level of power. As a result, power supplies can be designed to have multiple outputs that can provide varying voltage levels to all subsystems of an electronic system. In such power supplies, power is "distributed" throughout the system so that in addition to the system's main AC/DC power supply, DC/DC converters located on or near the subsystem or component being powered change the DC voltage to the specific level of DC voltage needed for that particular subsystem or component. Distributed power permits greater flexibility to meet the power supply requirements of electronic systems if components or subsystems are added or upgraded.

                         DISTRIBUTED POWER ARCHITECTURE

                     [GRAPHIC SHOWING FROM INPUT TO AC TO DC
                  FRONT END TO OUTPUT TO VARIOUS SUB SYSTEMS]

MARKET OVERVIEW

The overall market for power supplies can be classified as follows:

      Merchant/Captive. Merchant power supply manufacturers design and manufacture power supplies for use by other third parties. Captive power supply manufacturers design and manufacture power supplies for use within their own products. Currently, the merchant segment of the market is approximately 55%. According to independent industry sources, the merchant segment of the market is projected to grow to 60% of the overall market in the year 2000 as Original Equipment Manufacturers ("OEMs") demand product options and features and high quality levels that make power supplies increasingly difficult to design and manufacture in-house.

Power Range. The power supply market is also segmented by power supply output range, as follows:


                          Typical                                                           Representative

Power Range           Characteristics                          End Users                     Applications

---------------------------------------------------------------------------------------------------------------------------------
LOW               o Less than 150 Watts                 o  PC Companies                o Personal Computers
                  o Lower Technology                    o  Consumer Electronics        o Consumer Electronics
                  o Higher Volume                                                      o Desk Top Printers
                  o Lower Margin

MID               o 150-750 Watts                       o  Internetwork Companies      o Routers, Hubs
                  o High Technology                     o  Computer Companies          o Workstations, Fault
                  o Moderate Volume                     o  Medical Companies           o Tolerant Computers
                  o Higher Margin                                                      o Blood Analyzers

HIGH              o More than 750 Watts                 o  Computer Companies          o Main-frame Computers
                  o High Technology                     o  Industrial Companies        o Industrial Process Control
                  o Lower Volume                        o  Internetworking Companies   o High-end Routers/Switches
                  o Higher Margin

      Custom/Standard. Custom power supplies are designed and manufactured to meet the form, fit, and functional requirements of an OEM's unique and specific application. They are attractive to OEMs because they present maximum design flexibility, provide the lowest cost, and allow the use of special features. Standard, "off-the-shelf" power supplies are not design-specific but also do not require substantial up-front engineering design costs. Once a product has reached the stage of development where the OEM is confident that there will be a market demand for the product, it is typically cost-effective to custom design a unique power supply to meet that product's specific requirements. The OEM is then able to utilize a moderately high-volume, customized solution at the lowest cost per watt of power without paying for unnecessary features or capabilities.

The Company currently offers standard power products in over 1,000 configurations and accommodates a wide variety of customer applications. In addition to its standard power supply products, the Company pursues the custom power supply business because it capitalizes on its strengths in the areas of sophisticated design, volume manufacturing, and customer service. It has been the Company's experience that competition among qualified design and manufacturing outsourcing companies providing these customized solutions is intense. The competition causes downward pressure on gross margins, which is only partially offset by lower selling and distribution costs.

The Company believes a number of important trends affecting its customers will continue to shape the power supply marketplace. The applications markets that are growing rapidly, such as workstations and data communications hardware (e.g., hubs, routers and file servers), need mid-range power supplies. In addition, OEMs face pressure from end-users to improve the price and performance of products, bring new products to market quickly, provide more product options and features, reduce product size, and meet increasingly complex safety and regulatory agency standards. The Company believes that these pressures will support the need for and encourage a modest migration from captive manufacturers to merchant-provided, custom-designed power supply manufacturers such as the Company particularly the mid-range segment of the market.

The Company's Power Conversion products are manufactured in Redwood Falls, Minnesota; Broomfield, Colorado; Huntington Beach, California; Kindberg, Austria; Tatabanya, Hungary; Chomutov, Czech Republic; Youghal, Ireland; Oberhausen and Ensiedel, Germany; and in Hong Kong and Zhongshan, China. Power Conversion activities are also carried on in Vienna, Austria; Etten-Leur, Netherlands; Eden Prairie, Minnesota; Boston, Massachusetts and Fremont, California.

COMPUTER SYSTEMS

The Company's Computer Systems division designs and manufactures high performance board-level computers and communication controllers, integrating them with real-time operating system and protocol software to form complete subsystems for communications and other real-time applications.

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

The Company's Computer Systems' customers are primarily OEMs who use the products for high-speed telecommunications applications. They are also used in other areas such as medical instrumentation, airplane and weapons training simulators, process control, industrial automation and traffic control systems. Management believes that the market for VMEbus and real-time products will expand as communications companies move from proprietary to open systems in order to speed time to market and enhance upgrade capability.

The Company's Computer Systems' products are manufactured in Madison, Wisconsin.

SERVICES AND LOGISTICS

The Company's Services and Logistics division provides repair services for a variety of products primarily manufactured by Hewlett-Packard Company. The process to repair products that fail in the field involves the logistics of arranging for return of products and, when they have been repaired, arranging for delivery of products to their customers. This function has traditionally been accomplished as part of the OEM's business. In the 1980s and 1990s, as companies have focused their energies on core competencies, electronics manufacturers have often outsourced many activities that they do not consider essential to their business. In the case of the Company's Services and Logistics operation, the Company was retained by Hewlett-Packard ("HP") in 1992 to manage inbound and outbound logistics for some of HP's computer products and to repair certain products. This business has grown rapidly since 1992 as HP has transferred repairs of more products to the Company. Since 1992, the Company has taken over repair of laserjet and deskjet printers, faxes, scanners and to service other products. Through 1997, nearly all of the Company's Services and Logistics' sales were to HP.

It is the Company's strategy to expand its Services and Logistics facilities within the value chain of manufacturer distribution and repair. For this purpose, the Company has established a Foreign Trade Zone ("FTZ"), which allows reduced or delayed customs duties on products returned from foreign locations for repair or on component parts shipped to the United States and assembled in the FTZ. The FTZ, together with existing repair processes, allows the Company to service both domestic and foreign products and, in combination with its process design capability, to perform assembly or light manufacturing operations. Another expansion of the value chain involves network services operations, which plan to target configuration and installation of hardware, as well as provide follow-on maintenance.

The Company's Services and Logistics division is located in Lincoln, California.

                                    STRATEGY

The Company's objective is to be the supplier of choice to multinational OEM customers who require sophisticated power supply solutions and who are likely to have substantial volume requirements. To achieve this objective, the Company's strategy is to differentiate itself from its competition through utilization of new and advanced technology and design, fastest time-to-market and superior product performance, quality, service and the lowest total cost of ownership. The Company's primary target market for the last several years has been OEMs in the communications, networking, computer and other electronic equipment marketplaces. These OEMs manufacture hubs, routers, high availability file servers and disk arrays which typically have complex technical needs, high product reliability standards, short product development cycles and variable production needs. The Company implements its strategy by combining the following key elements:

      Deliver High-Quality Products and Services

The Company believes that quality and responsiveness to the customer's needs are of critical importance in its efforts to compete successfully. The Company actively involves its employees in implementing techniques to measure, monitor and improve performance and provides its employees with education and training, including courses in statistical process control and related techniques. Also, employees participate in the Company's planning sessions and monitor adherence to their annual plans on a monthly basis. Through its commitment to customer service and quality, the Company believes it is able to provide superior value to its customers.

      Provide Leading-Edge Engineering and Time-to-Market

The Company's target markets and customers are characterized by high growth rates and continually evolving technology. As a result, its customers typically require leading-edge technology designed in a relatively short period. The Company has been working to enhance time-to-market through two initiatives: concurrent engineering and design-ready platforms. Concurrent engineering creates a process allowing all functional disciplines to take part in a product's design from the very beginning. With design-ready platforms, the Company can modify standard platforms to meet specific customers' needs for a customized product, a fast fulfillment schedule and an affordable price. These initiatives have contributed to a reduction of time-to-market from 72 weeks in 1994 to 24 weeks in 1997.

      Develop and Expand Collaborative Relationships

Through the development and expansion of collaborative relationships with its customers, the Company attempts to satisfy their needs by offering a full range of value-added services, including design expertise, process development and control, testing, inventory management, and rapid response to volume and design changes. Some custom-designed projects are priced based on agreed-to gross margins and allow for a sharing of the costs, risks and rewards of the manufacturing process with the customer. These relationships also provide the Company with increased knowledge regarding the customer's products. The Company focuses its efforts on customers with which it believes the opportunity exists to develop long-term business collaborations.

      Offer Customers the Lowest Total Cost of Ownership

The Company strives to create value for its customers by offering them the lowest total cost of ownership. Through manufacturing flexibility, reduced time-to-market, world-wide procurement, design for manufacturability, and unmatched customer service, the Company is able to complement each customer's unique set of needs. The Company has built long-standing relationships with industry leaders by providing a high level of consultation at the earliest stages of design development. This hands-on approach enables the Company to design all its products for manufacturability to maximinze quality and minimize unit cost.

      Leverage Advanced Manufacturing and Management Techniques

The Company's strategy focuses on the quality of all elements of the production process, rather than merely the quality of the end product. To implement this strategy, the Company uses sophisticated design and manufacturing techniques (such as computer integrated design and manufacture, computer aided design, and automated testing and assembly of printed circuit boards), combined with advanced management techniques, including just-in-time manufacturing, statistical process control and total quality commitment. These techniques allow the Company to decrease production costs by improving the efficiency of production processes.

      Expand Complementary Businesses

The Company believes that providing a wide range of services affords the Company a competitive advantage, as it further addresses customer needs and therefore increases the likelihood that the Company will make continuing sales to its customers. For example, at a customer's request, the Company may build assemblies by adding cables, harnesses, frames, and other components to its power supply unit. In addition, it offers power supply repair services for power supplies manufactured by others.

                              PRODUCTS AND SERVICES

The following table sets forth sales of the Company's product lines (after elimination of intercompany transactions) during the fiscal years indicated
($000s):

                                                          1997               1996              1995
                                                      -------------     --------------     --------------
Power Conversion                                           $474,116          $395,322            $314,422
Computer Systems                                             26,771            18,953              19,026
Services and Logistics                                       26,349            21,456              11,521
                                                      -------------     --------------     --------------
Total                                                      $527,236          $435,731            $344,969
                                                      =============     ==============     ==============

For further information on sales, particularly with respect to foreign and intercompany sales, refer to Note 18 of the Notes to Consolidated Financial
Statements in the Company's Annual Report, which is incorporated herein by reference.

                           MARKETING AND DISTRIBUTION

The Company's distribution channels consist of distributors, independent manufacturers' representatives, and a direct sales team. The Company's business is not seasonal in nature. Power Conversion products are sold directly to OEMs, private-label customers and distributors. In addition, the Company's sales and engineering personnel supervise and provide technical assistance to independent domestic sales representatives and to domestic and foreign distributors.

Computer Systems products are marketed domestically through independent sales representative organizations. Substantially all foreign sales are made through independent foreign distributors and foreign trading companies. Computer Systems manages some sales on a direct basis.

Sales representatives are responsible for marketing the Company's repair business in North America.

Although the Company seeks to diversify both its customer and market application base, sales to one customer (Hewlett-Packard Company) amounted to $79.2 million or 15% of 1997 sales.

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

                          INTELLECTUAL PROPERTY MATTERS

The Company believes that its future success is primarily dependent upon the technical competence and creative skills of its personnel, rather than upon any patent or other proprietary rights. However, the Company has protected certain of its products with patents where appropriate and has defended, and will continue to defend, its rights under these patents.

                                     BACKLOG

Sales are made pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on hand generally having delivery dates scheduled within the next six months. Order backlog from continuing operations at January 2, 1998 was $102.1 million as compared to $100.1 million at January 3, 1997. Historically, the effects of changes and cancellations have not been significant to the Company's operations. The Company expects to ship substantially all of its January 2, 1998 backlog in the first six months of fiscal 1998.

                                   COMPETITION

The industries in which the Company competes are highly competitive and characterized by increasing customer demands for product performance, shorter manufacturing cycles and lower prices. These trends result in frequent introductions of new products with added capabilities and features and continuous improvements in the relative price/performance of the products. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could adversely affect the Company's results of operations and financial condition. The Company's principal competitors include Lucent Technologies, Delta Product and Astec (BSR) plc. Certain of the Company's major competitors have also been engaged in merger and acquisition transactions. Such consolidations by competitors are likely to create entities with increased market share, customer bases, technology and marketing expertise, sales force size, and/or proprietary technology. These developments may adversely affect the Company's ability to compete in such markets.

                            RESEARCH AND DEVELOPMENT

The Company maintains active research and development departments which are engaged in the modification and improvement of existing products and the development of new products. Expenditures for research and development during the 1997, 1996, and 1995 fiscal years were approximately $30.0 million, $23.6 million, and $21.1 million, respectively. As a percentage of total sales, research and development accounted for 5.7%, 5.4%, and 6.1% in 1997, 1996 and 1995, respectively. Research and development spending has increased in each of the past three years as the Company invested in new product platforms to service the communications industry. The Company believes that the timely introduction of new technology and products is an important component of its competitive strategy.

                                    EMPLOYEES

The Company presently employs approximately 4,200 full-time people. In addition, the Company presently has approximately 2,700 temporary employees and contractors primarily in its China facility. The Company's ability to conduct its present and proposed activities would be impaired if the Company lost the services of a significant number of its engineers and technicians and could not readily replace them with comparable personnel. Although there is demand for qualified technical personnel, the Company has not, to date, experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet its needs.

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

                ACQUISITIONS AND DIVESTITURE; RECENT DEVELOPMENTS

ZYTEC -- On December 29, 1997, shareholders of the Company and Zytec Corporation, a Minnesota corporation ("Zytec"), approved the merger of CPI Acquisition Corp, a Minnesota corporation and a wholly-owned subsidiary of the Company with and into Zytec, pursuant to an Agreement and Plan of Merger dated September 2, 1997, with Zytec surviving as a wholly-owned subsidiary of the Company (the "Merger"). As a result of the Merger, each outstanding share of Zytec's common stock, no par value, was converted into the right to receive 1.33 shares of the Company's common stock, $0.01 par value. Approximately 14.1 million shares of the Company's stock were exchanged for Zytec shares. The Merger constituted a tax-free reorganization and has been accounted for as a pooling-of-interests.

THE ELBA GROUP - - On July 22, 1997, pursuant to an Agreement on the Sale, Purchase and Transfer of Shares, the Company acquired for a purchase price of 52 million Deutsche marks (approximately $28.5 million) all the outstanding capital stock of the following affiliated companies: Elba Electric GmbH, Elba Modul GmbH, Elba Elektronik AG, Elba Electronics Ltd., Elba Electric-Produktion s.r.o., Elba Electronique S.A.R.L., and KRP Power Source B.V. (collectively referred to as the Elba Group). Such acquisition has been accounted for as a purchase transaction.

The Elba Group is engaged in the design, manufacture and marketing of a wide range of both AC to DC and DC to DC power conversion products in Europe. Elba's fastest growing product segment is its medium power AC to DC converters (150-750 watts) sold to OEM communications customers under the Elba and KRP Power Source labels. The Elba Group's customers include major multinational corporations such as Ericsson, Kodak, Krone AG and Siemens among others.

RTP CORP. - - On July 5, 1997, the Company sold substantially all the assets of its Industrial Automation Division, RTP Corp. ("RTP") to RT Acquisition Florida Corp. The sales price, as subsequently adjusted on January 6, 1998, included $3.0 million in cash, a subordinated unsecured promissory note due July 1998 in the aggregate principal amount of approximately $1.1 million bearing interest at the prime rate, and the assumption of certain of RTP's liabilities.

ITEM 2.  PROPERTIES

The Company currently occupies approximately 1,180,000 square feet of office and manufacturing space worldwide. Approximately 47% of the space utilized by the Company is owned while the remainder is leased. Certain of the facilities owned by the Company are subject to liens, which are described in Note 8 to the Notes to Consolidated Financial Statements, incorporated herein by reference.

The Company maintains the following facilities:


                                                                           APPROXIMATE           OWNED VS.

      FACILITY                      PRIMARY ACTIVITY                      SQUARE FOOTAGE           LEASED

      --------                      ----------------                      --------------           ------
Boca Raton, FL                  Corporate Headquarters                         7,000               Leased
Eden Prairie, MN                Engineering, Administration                   28,000               Leased
Redwood Falls, MN               Manufacturing                                103,000               Owned
Redwood Falls, MN               Manufacturing                                 87,000               Leased
Broomfield, CO                  Manufacturing                                 81,000               Leased
Vienna, Austria                 Engineering, Administration                   17,200               Leased
Kindberg, Austria               Manufacturing                                 64,000               Leased
Tatabanya, Hungary              Magnetics Manufacturing                       49,000               Owned
Lincoln, CA                     Repair, Logistics                            210,000               Leased
Madison, WI                     Manufacturing                                 45,586               Owned
Fremont, CA                     Engineering, Administration                   44,565               Leased
Boston, MA                      Engineering, Administration                   40,000               Leased
Hong Kong                       Manufacturing                                144,900               Owned
Youghal, Ireland                Manufacturing                                 86,000               Owned
Huntington Beach, CA            Manufacturing                                 45,315               Owned
Oberhausen, Germany             Manufacturing                                 64,450               Owned
Ensiedel, Germany               Manufacturing                                 29,300               Owned
Chomutov, Czech Republic        Manufacturing                                 12,750               Owned
Etten-Leur, Netherlands         Administration                                19,550               Leased

In addition to the above locations, the Company has leased sales offices located in or near London and Chesterfield, England; Paris and Vaulx-Milieu, France; Pfaffikon, Switzerland and Munich, Germany. The Company considers the facilities described in this Item to be generally well-maintained, adequate for its current needs and capable of supporting a reasonably higher level of demand for its products.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 29, 1997, a special meeting of the stockholders of each of the Company and Zytec was held whereby shareholders of the Company voted on the following proposal:

         Proposal to approve the issuance of shares of common stock, $.01 par value per share of the Company, pursuant to an Agreement and Plan of Merger, dated as of September 2, 1997, between the Company, CPI Acquisition Corp. and Zytec (the "Merger Agreement");

         while shareholders of Zytec voted on the following proposal:

         Proposal for the approval and adoption of the Merger Agreement pursuant to which CPI Acquisition Corp. would be merged with and into Zytec, with Zytec surviving as a wholly-owned subsidiary of the Company.

         The shareholders of the Company and Zytec voted to approve their respective proposals by the following vote:

                                                                       BROKER
                           FOR            AGAINST       ABSTAIN      NON-VOTES
                           ---            -------       -------      ---------
Computer Products      17,271,652          60,232        38,719          0

Zytec Corporation       6,874,820         119,231       158,347          0


ITEM 4A.          EXECUTIVE OFFICERS


Name                                Age           Position(s) with the Company
----                                ---           ----------------------------

Joseph M. O'Donnell                  51           Co-Chairman of the Board, President and Chief Executive Officer, Director

Richard J. Thompson                  48           Vice President - Finance, Chief Financial Officer, and
                                                  Secretary

Hartmut Liebel                       35           Corporate Treasurer

John M. Steel                        53           Vice President

Robert J. Aebli                      62           President - Communication Products

Louis R. DeBartelo                   57           President - Power Conversion North America

Harvey Dewan                         58           President, North America and Asia Manufacturing

Gary J. Duffy                        45           Managing Director - Power Conversion Europe

Ervin F. Kamm, Jr.                   58           President, Systems and Services Group

Thomas J. Kent                       49           President, Services and Logistics

Joseph J. Matz                       58           Managing Director - Zytec Austria

Joseph M. O'Donnell was appointed as Chairman of the Board of Directors in February 1997 and as Co-Chairman of the Board following the Merger in December 1997. Mr. O'Donnell has served as President and Chief Executive Officer of the Company since July 1994. Mr. O'Donnell served as Managing Director of O'Donnell Associates, a consulting firm, from March 1994 to June 1994 and from October 1992 to September 1993; as Chief Executive Officer of Savin Corporation, an office products distributor, from October 1993 to February 1994; and as President and Chief Executive Officer of Go/Dan Industries, a manufacturer of automotive parts, from June 1990 to September 1992. He is a Director of Boca Research, Inc., a manufacturer of data communications, multimedia and networking products, and a Director of V-Band Corporation, a manufacturer of computer systems.

Richard J. Thompson has served as Vice President - Finance, Chief Financial Officer, and Secretary of the Company since June 1990. Prior to joining the Company, Mr. Thompson served as Group Controller - Technical Services and Controller - Pan Am/Asia Pacific at Control Data Corporation, a multi-national computer company.

Hartmut Liebel was appointed in February 1998 to the position of Corporate Treasurer. Prior to joining the Company, Mr. Liebel had been employed by W.R. Grace & Co., a global specialty chemical supplier. Mr. Liebel served as Assistant Treasurer from 1995 to 1997 and Director of Financial Risk Management during 1993 and 1994.

John M. Steel was appointed in December 1997 to the position of Vice President - Marketing and New Product Development and Director. Mr. Steel was a co-founder of Zytec and had been an officer and a director of Zytec since 1984.

Robert J. Aebli was appointed in November 1993 to the position of President of Communication Products. From 1991 to 1993 Mr. Aebli served as Vice President Operations of Contraves, Inc., a manufacturer of testing and simulation systems.

Louis R. DeBartelo was appointed President of the Company's Power Conversion North America Division in 1993. From 1992 to 1994 he served as President - Power Conversion National Accounts Division and from 1990 to 1992 as President - Power Conversion America.

Harvey Dewan was appointed President of North America and Asia Manufacturing in December 1997. From February to December 1997, Mr. Dewan was Vice President of Operations for the Company's Communication Products division. From 1969 to April 1996, Mr. Dewan held various positions with General Instrument Corporation, most recently as Vice President of Quality and General Manager.

Gary J. Duffy has served as Managing Director of the Company's European Power Conversion Division since 1987, having held various manufacturing and general management positions since joining the Company in 1982.

Ervin F. Kamm, Jr. was appointed President of the Systems and Services Group in December 1997. Mr. Kamm was previously President of Zytec's Power Conversion division since 1997 and a director of Zytec since 1996. From 1994 to 1997, Mr. Kamm served as President and Chief Executive Officer of Digi International, Inc., a provider of data communications hardware and software. From 1988 to 1993, Mr. Kamm was President and Chief Executive Officer of Norstan, Inc., a telecommunications company. Mr. Kamm is also a director of the Institute for Advanced Technology and MicroMedics, Inc.

Thomas J. Kent was appointed President of the Services and Logistics division in December 1997. Mr. Kent had been General Manager of Zytec's Services and Logistics operations since 1994 and was named Vice President of Services and Logistics as well as a director of Zytec in 1996. From 1990 to 1994, Mr. Kent was employed by US Windpower, most recently as its Director of Customer and Site Support.

Joseph J. Matz joined Zytec in November 1991 as Managing Director of its Austrian division. From October 1990 to November 1991, he was Vice President European Operations for Modular Computer Systems, a computer manufacturer.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Computer Products, Inc. is traded on the NASDAQ National Stock Market under the symbol CPRD. High and low sales prices of such stock and the information pertaining to the number of record holders on page 40 of the Annual Report for the fiscal year ended January 2, 1998 is incorporated herein by reference.

The Registrant has not paid cash dividends in the past and no change in such policy is anticipated. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions. The Company's term loans and $20 million revolving credit facility contain certain restrictive covenants that, among other things, require the Company to maintain certain financial ratios and limit the purchase, redemption or retirement of capital stock and other assets. To date, no funds have been drawn on the revolving credit facility.

ITEM 6.  SELECTED FINANCIAL DATA

The Consolidated Five-Year Financial History on page 13 of the Annual Report for the fiscal year ended January 2, 1998 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report for the fiscal year ended January 2, 1998 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company (including Note 19, Selected Consolidated Quarterly Data) and the independent certified public accountants' report thereon contained in the 1997 Annual Report to Stockholders are incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

The information called for by that portion of Item 10 which relates to the Directors of the Company, by Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended January 2, 1998. That portion of Item 10 which relates to Executive Officers of the Company appears as Item 4A of Part I of this Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8K.

(a)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

     1.  FINANCIAL STATEMENTS

The following consolidated financial statements of Computer Products, Inc. and subsidiaries included in the Company's Annual Report for the fiscal year ended January 2, 1998 are incorporated herein by reference in Item 8:

         Consolidated Statements of Operations -- Years Ended on the Friday nearest December 31, 1997, 1996 and 1995

         Consolidated Statements of Financial Condition -- as of the Friday nearest December 31, 1997 and 1996

         Consolidated Statements of Cash Flows -- Years Ended on the Friday nearest December 31, 1997, 1996 and 1995

         Consolidated Statements of Shareholders' Equity -- Years Ended on the Friday nearest December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

         Report of Independent Certified Public Accountants

     2.   FINANCIAL STATEMENT SCHEDULE

The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained in the 1997 Annual Report to Stockholders.

     Report of Independent Certified Public Accountants On Schedule

     Report of Independent Accountants

     Schedule for Computer Products Inc. and Subsidiaries:

         Schedule II - Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted because they are either not required or not applicable, or because the required information has been included in the consolidated financial statements or notes thereto.

     3.   EXHIBITS

EXHIBIT #      DESCRIPTION

     2.1 Agreement and Plan of Merger by and between Zytec Corporation, Computer Products Inc. and CPI Acquisition Corp. dated as of September 2, 1997 - incorporated by reference to Exhibit 2.1 of Registrant's Registration Statement on Form S-4 filed on September 25, 1997.

     2.2 Agreement on the Sale, Purchase and Transfer of Shares dated as of July 22, 1997 - incorporated by reference to Exhibit 2 of Registrant's Registration Statement on Form 8-K filed on August 6, 1997.

     3.1  Articles of Incorporation of the Company,  as amended, on May 15, 1989
          - incorporated by reference to Exhibit 3.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1989.

     3.2 By-laws of the Company, as amended, effective October 16, 1990 incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement on Form S-4, filed with the Commission on September 25, 1997, as amended.

     4.1 Rights Agreement, dated as of November 9, 1988, by and between Computer Products, Inc. and The Bank of New York, as amended incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed with the Commission on June 15, 1990.

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

     10.7 1981 Stock Option Plan, as amended, effective as of October 16, 1990 incorporated by reference to Exhibit 10.10 of Registrant's Current Report on Form 8-K, filed with the Commission on November 30, 1990.

     10.8 Computer Products, Inc. 1986 Outside Directors' Stock Option Plan, amended as of February 22, 1988 - incorporated by reference to Exhibit
          10.12 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1988.

     10.9 Asset Purchase Agreement, dated as of January 1, 1992, by and among Computer Products, Inc., HC Holding Corp. and Heurikon Corporation including exhibits and schedules thereto - incorporated by reference to Exhibit 2 of Registrant's Current Report on Form 8-K, filed with the Commission on January 20, 1992.

     10.10Contract  to  Purchase  between  Computer  Products,   Inc.  and  Sauk
          Enterprises dated December 23, 1991 for the premises located at 8310 Excelsior Drive, Madison, Wisconsin - incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1992.

     10.11Lease for facilities of the executive offices located in Boca Raton, Florida - incorporated by reference to Exhibit 10.23 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1988.

     10.12Outside  Directors'   Retirement  Plan,  effective  October  17,  1989
          incorporated by reference to Exhibit 10.22 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1989.

     10.131990  Performance  Equity Plan - incorporated  by reference to Exhibit
          10.26 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

     10.141990 Outside Directors' Stock Option Plan - incorporated by reference to Exhibit 10.27 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

     10.15Manufacturing and Development  Agreement dated March 16, 1992, between
          Computer Products, Inc. and Analogic Corporation - incorporated by reference to Exhibit 10.30 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1992.

     10.16License  Agreement dated March 16, 1992,  between  Computer  Products,
          Inc. and Analogic  Corporation - incorporated  by reference to Exhibit
          10.31 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1992.

     10.17Asset Purchase  Agreement between Computer Products,  Inc.,  Tecnetics
          Incorporated,   Miller  Acquisition  Corporation  and  certain  former
          managers of  Tecnetics  Incorporated  -  incorporated  by reference to
          Exhibit 10.29 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1992.

     10.18 Manufacturing License and Technical Assistance Agreement between Heurikon Corporation and Lockheed Sanders, Inc. dated January 31, 1992 - incorporated by reference to Exhibit 10.34 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1992.

     10.19 Star MVP Domestic Terms and Conditions of Sale Between Heurikon Corporation and Lockhead Sanders, Inc. dated March 18, 1992 incorporated by reference to Exhibit 10.35 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1992.

     10.20 DSP32C VME Board License Agreement between Heurikon Corporation and American Telephone and Telegraph Company dated October 28, 1991 incorporated by reference to Exhibit 10.36 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1992.

     10.21 Software License agreement between Heurikon Corporation and American Telephone and Telegraph Company dated October 28, 1991 - incorporated by reference to Exhibit 10.37 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1992.

     10.22 Employment Agreement, dated June 29, 1994, by and between Computer Products, Inc. and Joseph M. O'Donnell - incorporated by reference to
           Exhibit 10.41 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1994.

     10.23 (a) Credit Agreement, dated as of June 28, 1994, by and between Heurikon Corporation and Firstar Bank Madison, N.A.; (b) Guaranty of Payment, dated as of June 28, 1994, by and between Computer Products, Inc. and Firstar Bank Madison, N.A. (c) Term Note, as of June 28, 1994, by and between Heurikon Corporation and Firstar Bank Madison, N.A.; (d) Mortgage, Security Agreement, and Fixture Financing Statement, dated as of June 28, 1994, by and between Heurikon Corporation and Firstar Bank Madison, N.A. - incorporated by reference to Exhibit 10.42 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1994.

     10.24 Grant Agreement, dated October 26, 1994, by and among the Industrial Development Authority of Ireland, Power Products Ltd. and Computer Products, Inc. - incorporated by reference to Exhibit 10.43 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1994.

     10.25 1996  Employee  Stock  Purchase Plan -  incorporated  by reference to
           Exhibit 10.45 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

     10.26 1990 Performance Equity Plan as amended - incorporated by reference to Exhibit 10.46 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

     10.27 1990 Outside Directors Stock Option Plan, restated as of January 25, 1996 - incorporated by reference to Exhibit 10.47 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

     10.28 1996 Executive  Incentive Plan - incorporated by reference to Exhibit
           10.48 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

     10.29 Executive Stock Ownership plan - incorporated by reference to Exhibit
           10.49 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

     10.30 Agreement and Plan of Merger, dated August 23, 1996, by and among Computer Products, Inc., JPS Acquisition Corp, Jeta Power Systems Inc. and Jagdish C. Chopra - incorporated by reference to Exhibit
           10.50 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1996.

     10.31 Asset Purchase Agreement among RT Acquisition Florida Corp., RTP Corp. and Computer Products Inc. dated as of July 5, 1997 incorporated by reference to Exhibit 10.33 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1997.

     10.32 Amendment to Installment or Single Payment Note by and between Firstar Bank Madison, N.A., Heurikon Corporation and Computer Products Inc. dated as of May 23, 1997- incorporated by reference to
           Exhibit 10.34 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1997.

     10.33 Agreement by and between Oates Business Park and the Company dated May 1, 1995 regarding the leasing of certain premises and real property located in Lincoln, California - Incorporated by reference to Exhibit 10.26 to Form 10-K of Zytec Corporation for the year ended December 31, 1995 (File No. 0-22428).

     10.34 Agreement and Addendum by and between Buzz Oates Enterprise and the Company dated September 15, 1995, as amended December 8, 1995, and as second amended March 8, 1996, and as third amended May 14, 1996, and as fourth amended November 8, 1996, regarding the leasing of certain premises and real property located in Lincoln, California Incorporated by reference to Exhibit 10.19 to Form 10-K of Zytec Corporation for the year ended December 31, 1996.

     10.35 Agreement by and between Superior Investments I, Inc. and the Company dated January 22, 1996 regarding the leasing of certain premises and real property located in Broomfield, Colorado - Incorporated by reference to Exhibit 10.27 to Form 10-K of Zytec Corporation for the year ended December 31, 1995. (File No. 0-22428).

     10.36 Rental Agreement by and between Schrack Elektronik Aktiengesellschaft and IMMORENT-Weiko Grundverwertungsge- sellschaft m.b.H. dated March 14, 1985 (English translation) regarding the leasing of certain real property located in Kindberg, Austria - Incorporated by reference to
           Exhibit 10.70 to Zytec Corporation's Registration
           Statement on Form S-1 (File No. 33-68822).

     10.37 Real Estate Lease Agreement by and between IMMORENT - Weiko Grundverwertungsge-sellschaft m.b.H. and Schrack Elektronik Aktiengesellschaft dated December 16, 1984 Aktiengesellschaft dated December 16, 1984 (English translation) regarding the leasing of certain real property located in Kindberg, Austria - Incorporated by reference to Exhibit 10.71 to Zytec Corporation's Registration Statement on Form S-1 (File No. 33-68822).

     10.38 Lease (Rental) Agreement by and between Schrack Telecom AG and Schrack Power Supply Gesellschaft m.b.H. dated February 19, 1991 (English translation) regarding the leasing of certain property located in Kindberg, Austria - Incorporated by reference to Exhibit
           10.72 to Zytec Corporation's Registration Statement on Form S-1 (File No. 33-68822).

     10.39 Sublease (Subrental) Agreement by and between Schrack Power Supply Gesellschaft m.b.H. and Schrack Power Supply Gesellschaft m.b.H. dated February 14, 1991 (English translation) regarding the leasing of certain property located in Kindberg, Austria - Incorporated by reference to Exhibit 10.73 to Zytec Corporation's Registration Statement on Form S-1 (File No. 33-68822).

     10.40 Sublease (Subrental) Agreement by and between Schrack Power Supply Gesellschaft m.b.H. and Schrack Telecom AG dated February 14, 1991 (English translation) regarding the leasing of certain property located in Kindberg, Austria - Incorporated by reference to Exhibit
           10.74 to Zytec Corporation's Registration Statement on Form S-1 (File No. 33-68822).

     10.41 Third Addendum to Lease Agreement between Zytec Corporation and Superior Investments I, Inc. dated May 23, 1997 - Incorporated by reference to Exhibit 10.2 to Form 10-Q of Zytec Corporation for the quarter ended June 29, 1997.

     10.42 Fourth Addendum to Lease Agreement between Zytec Corporation and Superior Investments I, Inc. dated June 27, 1997- Incorporated by reference to Exhibit 10.3 to Form 10-Q of Zytec Corporation for the quarter ended June 29, 1997.

     10.43 Loan agreement between Herbert Elektronische Gerate GmbH & Co. KG and First Union National Bank, London Branch dated as of July 15, 1997.

     10.44 Loan agreement between Computer Products, Inc. and First Union National Bank, London Branch dated as of July 15, 1997.

     10.45 Amended and restated loan agreement between Computer Products, Inc., First Union National Bank and First Union National Bank, London Branch dated as of July 15, 1997.

     13 Annual Report of Computer Products, Inc. for the fiscal year ended January 2, 1998.

     21    List of subsidiaries of Registrant.

     23.1  Consent of Arthur Andersen LLP.

     23.2 Consent of Coopers & Lybrand L.L.P.

     27    Financial data schedule

(b)      Reports on Form 8-K

During the thirteen-week period ended January 2, 1998, the Company filed the following reports on Form 8-K:

On October 30, 1997, the Company filed a Current Report on Form 8-K to file restated audited historical financial statements pursuant to its discontinued operations plan for RTP Corp. adopted during 1997.

On January 13, 1998, the Company filed a Current Report on Form 8-K announcing that on December 29, 1997 it completed its merger transaction with Zytec Corporation.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Shareholders of Computer Products, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Computer Products, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, based on our audits and the report of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  January 23, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders and Board of Directors of
  Computer Products, Inc.:

We have audited the consolidated balance sheet of Zytec Corporation as of December 31, 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the two years in the period ended December 31, 1996 (not shown separately in Computer Products, Inc. Annual Report on Form 10-K for the year ended January 2, 1998). In connection with our audits of such financial statements, we have also audited the related financial statement schedule II, valuation and qualifying accounts for each of the two years in the period ended December 31, 1996 (not shown separately in Computer Products, Inc. Annual Report on Form 10-K for the year ended, January 2, 1998). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zytec Corporation as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
February 18, 1997

COMPUTER PRODUCTS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended on the Friday Nearest December 31 ($000s)

---------------------------------------------------------- ----------- ------------------------ ----------------------- -----------
                        COLUMN A                            COLUMN B          COLUMN C                 COLUMN D          COLUMN E
---------------------------------------------------------- ----------- ------------------------ ----------------------- -----------
                                                                       -----------------------
                                                                              Additions
                                                           ----------- ------------ ----------   ----------------------  ----------
                                                            Balance at  Charged to  Charged to         Deductions        Balance at
                                                            Beginning    Costs &      Other      ----------- ----------   End of
                       Description                          of Period    Expenses    Accounts    Description   Amount     Period
---------------------------------------------------------- ----------- ----------- ------------ ----------- ----------- -----------

Fiscal Year 1997:

  Reserve deducted from asset to which it applies:
    Allowance for doubtful accounts                         $  1,312     $   426   $        -      (1)        $     2    $  1,736
    Inventory                                                  7,076       4,963                   (3)            941      11,098
    Deferred tax asset valuation allowance                     8,926      (2,332)                  (2)          1,743       4,851

Fiscal Year 1996:

  Reserve deducted from asset to which it applies:
    Allowance for doubtful accounts                          $ 1,223    $     89                   (1)      $       -    $  1,312
    Inventory                                                  6,728       1,990                   (3)          1,642       7,076
    Deferred tax asset valuation allowance                     9,890         982                   (2)          1,946       8,926
    Other                                                        292                               (1)            292           -

Fiscal Year 1995:

  Reserve deducted from asset to which it applies:
    Allowance for doubtful accounts                          $ 1,114    $    183                   (3)       $     74    $  1,223
    Inventory                                                  4,013       4,422                   (3)          1,707       6,728
    Deferred tax asset valuation allowance                    10,453          74                   (2)            637       9,890
    Other                                                        292                                                          292


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

                                                    COMPUTER PRODUCTS, INC.
                                                    -----------------------
                                                        (Registrant)

Dated:  March 27, 1998                        By:     Joseph M. O'Donnell
                                                      -------------------
                                                      Joseph M. O'Donnell
                                                      Co-Chairman of the Board,
                                                       President and Chief
                                                         Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                          Date
---------                            -----                          ----

Joseph M. O'Donnell           Co-Chairman of the Board,           03/27/98
-------------------           President and Chief Executive
Joseph M. O'Donnell           Officer, Director


Ronald D. Schmidt             Co-Chairman of the Board            03/27/98
-------------------
Ronald D. Schmidt

Richard J. Thompson           Vice President-Finance,             03/27/98
-------------------           Chief Financial Officer,
Richard J. Thompson            and Secretary


Edward S. Croft, III          Director                            03/27/98
--------------------
Edward S. Croft, III

Dr. Fred C. Lee               Director                            03/27/98
---------------
Dr. Fred C. Lee

Lawrence J. Matthews          Director                            03/27/98
--------------------
Lawrence J. Matthews

Stephen A. Ollendorff         Director                            03/27/98
---------------------
Stephen A. Ollendorff

Phillip A. O'Reilly           Director                            03/27/98
-------------------
Phillip A. O'Reilly

Bert Sager                    Director                            03/27/98
----------
Bert Sager

A. Eugene Sapp, Jr.           Director                            03/27/98
-------------------
A. Eugene Sapp, Jr.

Lewis Solomon                 Director                            03/27/98
-------------
Lewis Solomon

John M. Steel                 Director                            03/27/98
-------------
John M. Steel

                                INDEX TO EXHIBITS

EXHIBIT NO.           DESCRIPTION

     10.43 Loan agreement between Herbert Elektronische Gerate GmbH & Co. KG and First Union National Bank, London Branch dated as of July 15, 1997.

     10.44 Loan agreement between Computer Products, Inc. and First Union National Bank, London Branch dated as of July 15, 1997.


     10.45 Amended and restated loan agreement between Computer Products, Inc., First Union National Bank and First Union National Bank, London Branch dated as of July 15, 1997.

     13 Annual Report of Computer Products, Inc. for the fiscal year ended January 2, 1998

     21     List of subsidiaries of Registrant

     23.1   Consent of Arthur Andersen LLP

     23.2   Consent of Coopers & Lybrand L.L.P.

     27     Financial Data Schedule