Form 10-Q
period 1998-04-03
ARTESYN TECHNOLOGIES INC
filed 1998-05-13
CIK 23071

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 3, 1998

                                      OR

[       ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

                          Commission File No. 0-4466

                          ARTESYN TECHNOLOGIES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                                   FLORIDA
------------------------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)

                                  59-1205269
------------------------------------------------------------------------------
                     (I.R.S. Employer Identification No.)

7900 Glades Road, Suite 500, Boca Raton, Florida                   33434
------------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (561) 451-1000
--------------------------------------------------    --------------


                           COMPUTER PRODUCTS, INC.
------------------------------------------------------------------------------
      Former name, address and fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of April 30, 1998 was 38,600,834 shares.

==============================================================================

                          ARTESYN TECHNOLOGIES, INC.

                              INDEX TO FORM 10-Q

                                                                      Page
                                                                      Number

PART I.           FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:

                  Statements of Operations - For the Thirteen
                  Weeks Ended April 3, 1998 and
                  April 4, 1997                                         3

                  Statements of Financial Condition - April 3, 1998
                  and January 2, 1998                                   4

                  Statements of Cash Flows - For the
                  Thirteen Weeks Ended April 3, 1998 and
                  April 4, 1997                                         5

                  Notes to Condensed Consolidated Financial
                  Statements                                           6-9

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 10-12

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of
                  Security Holders                                     12

Item 6.           Exhibits and Reports on Form 8-K                     12

                  Exhibit No. 27

SIGNATURE

                        PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in Thousands Except Per Share Data)
                                 (Unaudited)

                                                           THIRTEEN WEEKS ENDED
                                                         APRIL 3,        APRIL 4,
                                                           1998            1997
                                                         ----------      ---------

SALES                                                    $147,178        $114,463
COST OF SALES                                             108,957          84,907
                                                         ----------      ---------
GROSS PROFIT                                               38,221          29,556
                                                         ----------      ---------
EXPENSES
  Selling, general & administrative                        14,352          12,047
  Research & development                                    8,959           6,493
  Restructuring charge                                      9,600               -
                                                         ----------      ---------
                                                           32,911          18,540
                                                         ----------      ---------
OPERATING INCOME                                            5,310          11,016
                                                         ----------      ---------
OTHER INCOME (EXPENSE)
  Interest expense                                         (1,087)         (1,087)
  Interest income                                             680             441
                                                         ----------      ---------
                                                             (407)           (646)
                                                         ----------      ---------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       4,903          10,370

PROVISION FOR INCOME TAXES                                  1,667           3,294
                                                         ----------      ---------
INCOME FROM CONTINUING OPERATIONS                           3,236           7,076

DISCONTINUED OPERATIONS
  Loss from  operations,  net of income
    tax  benefit of $222                                        -            (333)
  Loss on disposal of RTP including  provision of $1,000
    for operating losses during phase-out period,
     net of tax benefit of $1,152                               -          (1,729)
                                                         ----------      ---------
NET INCOME                                               $  3,236         $ 5,014
                                                         ==========      =========
EARNINGS PER SHARE
BASIC -
  Income from Continuing Operations                      $   0.08         $  0.20

  Discontinued Operations                                       -           (0.06)
                                                         ----------      ---------
  Net Income                                             $   0.08        $   0.14
                                                         ==========      =========

ASSUMING FULL DILUTION -
  Income from Continuing Operations                      $   0.08        $   0.19

  Discontinued Operations                                       -           (0.06)
                                                         ----------      ---------
  Net Income                                             $   0.08        $   0.13
                                                         ==========      =========

COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
  Basic                                                    38,461          36,165
  Assuming full dilution                                   41,468          39,279

The accompanying notes are an integral part of these consolidated financial statements.

                    ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in Thousands Except Share Data)

                                                             APRIL 3,     JANUARY 2,
                                                               1998          1998
                                                            (UNAUDITED)    (AUDITED)
                                                            ----------   -----------
ASSETS
CURRENT ASSETS
  Cash and equivalents                                       $ 50,652      $ 55,392
  Accounts receivable, net                                     87,842        84,479
  Inventories                                                  65,928        59,663
  Prepaid expenses and other                                    5,880         8,522
  Deferred income taxes, net                                    6,016         5,293
                                                              --------      --------
   TOTAL CURRENT ASSETS                                       216,318       213,349
                                                              --------      --------
PROPERTY, PLANT & EQUIPMENT, NET                               62,327        61,581
                                                              --------      --------
OTHER ASSETS
  Goodwill, net                                                39,740        40,704
  Deferred income taxes, net                                    4,535         4,509
  Other assets                                                  2,225         2,034
                                                              --------      --------
   TOTAL OTHER ASSETS                                          46,500        47,247
                                                              --------      --------
                                                             $325,145      $322,177
                                                             =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                        $ 7,391       $15,598
  Accounts payable and accrued liabilities                     93,859        81,929
                                                              --------      --------
   TOTAL CURRENT LIABILITIES                                  101,250        97,527

LONG-TERM DEBT                                                 49,040        52,949
OTHER LONG TERM LIABILITIES                                     8,210         9,025
                                                              --------      --------
   TOTAL LIABILITIES                                          158,500       159,501
                                                              --------      --------
SHAREHOLDERS' EQUITY

  Preferred stock, par value $.01; 1,000,000 shares authorized; none issued

  Common stock, par value $.01; 80,000,000 shares
    authorized;  38,547,523 issued and outstanding
    at April 3, 1998 (38,380,964 sharesat January 2, 1998)        385           384
  Additional paid-in capital                                   80,155        78,056
  Retained earnings                                            92,005        88,769
  Foreign currency translation adjustment                      (5,900)       (4,533)
                                                              --------      --------
   TOTAL SHAREHOLDERS' EQUITY                                 166,645       162,676
                                                              --------      --------
                                                             $325,145      $322,177
                                                             =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                   ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                         THIRTEEN WEEKS ENDED
                                                         APRIL 3,      APRIL 4,
                                                          1998           1997
                                                         --------      ---------
OPERATING ACTIVITIES
  Net income                                             $ 3,236     $   5,014
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                         4,086         3,110
     Provision for restructuring charge                    9,600             -
     Provision for discontinued operations                     -         1,729
     Other non-cash charges                                  376           203
  Changes in operating assets and liabilities:
   Increase in accounts receivable                        (1,817)       (8,851)
   Increase in inventories and prepaid
     expenses and other                                   (6,361)       (6,082)
   Increase in accounts payable and accrued liabilities    1,975         9,769
  Operating activities of discontinued operations              -         1,733
                                                         --------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 11,095         6,625
                                                         --------      ---------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment              (4,854)       (2,862)
  Investing activities of discontinued operations              -           (34)
  (Increase) decrease in other assets                       (434)           49
                                                         --------      ---------
NET CASH USED IN INVESTING ACTIVITIES                     (5,288)       (2,847)
                                                         --------      ---------
FINANCING ACTIVITIES
  Proceeds from issuances of long-term debt                    -         1,306
  Principal payments on debt and capital leases          (11,206)       (3,983)
  Proceeds from revolving credit loans                         -         3,847
  Payments on revolving credit loans                           -        (3,847)
  Proceeds from exercises of stock options                 1,089           457
                                                         --------      ---------
NET CASH USED IN FINANCING ACTIVITIES                    (10,117)       (2,220)
                                                         --------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS     (430)         (170)
                                                         --------      ---------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS               (4,740)        1,388

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                 55,392        34,676
                                                         --------      ---------
CASH AND EQUIVALENTS, END OF PERIOD                      $50,652       $36,064
                                                         ========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                    ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  APRIL 3, 1998

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

In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows of Artesyn Technologies, Inc. ("the Company"). The results of operations for the thirteen weeks ended April 3, 1998 are not necessarily indicative of the results that may be expected for fiscal year 1998. For further information, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders.

Certain prior year amounts have been reclassified to conform with current year's presentation.

2.    INVENTORIES

The components of inventory are as follows ($000s):

                                          April 3,      January 2,
                                           1998            1998
                                          --------       --------

      Raw materials                       $35,846        $31,181
      Work in process                      11,902         12,582
      Finished goods                       18,180         15,900
                                           -------       --------
                                          $65,928        $59,663
                                          =======        ========


3.    PROPERTY PLANT & EQUIPMENT, NET

Related accumulated depreciation was $58,212,000 and $50,858,000 at April 3, 1998 and January 2, 1998, respectively.


4.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The  components  of  accounts  payable and  accrued  liabilities  are as follows
($000s):

                                          April 3,     January 2,
                                            1998          1998
                                          -------       --------

      Accounts payable                    $43,202       $36,790
      Accrued liabilities:
        Compensation and benefits          14,105        14,875
        Income taxes payable               13,214        14,071
        Restructuring reserve               6,000             -
        Warranty reserve                    4,598         3,457
        Other                              12,740        12,736
                                         ---------      --------
                                          $93,859       $81,929
                                         =========      ========

5.    INCOME TAXES

The provision for income taxes reflects federal, state, and foreign taxes currently payable. The effective income tax rate on pretax earnings differs from that computed at the United States federal statutory rate for the following reasons:

                                          Thirteen Weeks Ended
                                          April 3,      April 4,
                                           1998          1997
                                          -------       -------

      Provision computed at United States
        federal statutory rate              35.0%         35.0%
      Amortization of goodwill               0.2           0.2
      Change in the valuation allowance     (2.0)         (5.2)
      Foreign tax effects                   (2.0)         (3.2)
      Effect of state income taxes           2.6           5.1
      Other                                  0.2          (0.2)
                                           ------        ------
      Effective tax rate                    34.0%         31.7%
                                           ======        ======

6.    RESTRUCTURING CHARGE

In connection with the Company's restructuring plan following the merger with Zytec Corporation, the Company recorded a pre-tax restructuring charge of $9.6 million during the first quarter of 1998. This charge relates to the elimination of duplicate facilities in an effort to reduce costs pursuant to the Company's integration plan. Specific restructuring actions include the elimination of three manufacturing facilities through the consolidation of manufacturing operations, with corresponding personnel reductions, the realignment of the Company's workforce to eliminate duplicate functions particularly in administrative areas, the rationalization of product lines, and other cost-savings actions.

The components of the restructuring charge at April 3, 1998 were as follows ($000s):

                                         Amount
                                        ---------

Employee termination benefits            $3,956
Product line rationalization              2,411
Asset write-offs                          1,231
Facility closures                         2,002
                                        ---------
                                         $9,600
                                        =========

Employee  termination  benefits  primarily  represent  severance  pay and  other benefits associated with the elimination of approximately 400 positions worldwide, with more than 70% of the eliminated positions coming from the rationalization of certain duplicate manufacturing locations in Europe. The provision for the facility closures includes lease termination payments, service contracts obligations, and other exit costs associated with facility closures. The product line rationalization provision of the restructuring charge relates to the discontinuation of non-core product lines and write-offs of certain inventory items not transferable to other locations. In addition, certain fixed assets (including duplicate management information systems and unusable equipment) were written down to their net realizable value.

Total expected cash expenditures relating to the restructuring charge are estimated to be approximately $6.0 million, which, with the exception of certain lease-related cash requirements, is expected to be paid within the next twelve months.

As of April 3, 1998, $6.0 million of the restructuring charge is included in accrued liabilities and the remainder is recorded as a reduction in the carrying amount of related assets.

7.    COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective January 3, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows ($000s):

                                          Thirteen Weeks Ended
                                         April 3,      April 4,
                                           1998          1997
                                        -----------   -----------

     Net income                           $3,236        $5,014

      Foreign currency translation
        adjustment                        (2,071)       (2,297)
      Tax benefit                            704           728
                                        -----------   -----------
                                          (1,367)       (1,569)
                                        -----------   -----------
     Comprehensive income                 $1,869        $3,445
                                        ===========   ===========

8.    EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock. The reconciliation of the numerator and denominator of the EPS calculation is presented below ($000s except per share data):

                      ==========================================================
                                    FOR THE THIRTEEN WEEKS ENDED

                      ==========================================================
                      ============================  ============================
                             APRIL 3, 1998                 APRIL 4, 1997
                      ============================  ============================
                       Income     Shares             Income     Shares
                      Numerator  Denominator EPS    Numerator  Denominator EPS
                      ---------  ----------- ----   ---------  ----------  ----

Income from
continuing operations   $3,236                        $7,076
                      ---------                     ---------

BASIC EPS

Income available to
common shareholders      3,236    38,461    $0.08      7,076    36,165    $0.20
                                            ======                        ======

Effect of dilutive
 securities
Stock options                      3,007                         1,947
Convertible Debt                                         200     1,167
                      ---------  --------           ---------  --------
DILUTED EPS
Income available to
common shareholders     $3,236    41,468    $0.08     $7,276    39,279    $0.19
                      =========  ========   ======  =========  ========   ======

Options to purchase 264,987 and 887,848 shares of common stock were not included in computing diluted EPS for the periods ended April 3, 1998 and April 4, 1997, respectively, because their effects were antidilutive for the respective periods.

                         PART I - FINANCIAL INFORMATION

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In connection with the Company's restructuring plan following the merger with Zytec Corporation, the Company recorded a pre-tax restructuring charge of $9.6 million during the first quarter of 1998. Including the restructuring charge, net income was $3.2 million, or $0.08 per share. Sales for the quarter increased 29% to $147.2 million from $114.5 million in the first quarter of 1997.

Including the restructuring charge, operating income in the first quarter of 1998 was $5.3 million, or 3.6% of sales, compared to $11.0 million, or 9.6% of sales, in the first quarter of 1997.

RESULTS OF OPERATIONS

The 29% sales increase in sales over the first quarter of 1997 stemmed from a stronger than anticipated demand from customers in the computing sector. Sales to networking customers met the Company's expectations while demand in the telecommunications and wireless markets was lower than expected as a result of reduced Asian end use demand and customers' inventory reduction programs.

Although gross profit for the current quarter increased by $8.7 million over the first quarter of 1997, gross margin of 26.0% was about level with the 25.8% reported for the same period a year ago. Margins continue to be impacted by the shift in sales mix to the Company's high-volume, lower-margin OEM customers. Although the Company continues to focus on reducing manufacturing costs and improving overall processes, the Company does not anticipate that its gross margins will increase significantly from 1997 levels due to continuing competitive pricing pressures and changes in product mix, especially as more OEM programs are awarded.

For the first quarter of 1998, selling, general and administrative ("SG&A") expenses as a percentage of sales decreased to 9.8% compared to 10.5% in the year ago quarter. However, in absolute dollar terms, SG&A increased $2.3 million primarily due to integration activities following the merger with Zytec Corporation and the inclusion of the Elba Group acquired in July of 1997. The integration costs were incurred to support marketing activities, to change the Company's name to Artesyn Techonologies, to begin implementation of a new enterprise-wide information system, and to familiarize the Company's employees, customers, suppliers and investors with the resources of the new Artesyn Technologies.

Research and development ("R&D") spending increased approximately $2.5 million, or 38%, compared to the first quarter of 1997. The higher expense level was primarily attributable to the cost of developing new products consistent with the Company's ongoing commitment to develop and produce high-quality, innovative products targeted at the communications industry. As a percentage of sales, R&D expenses were 6.1% for the first quarter of 1998 versus 5.7% for the comparable prior year period. The Company believes that the timely introduction of new technology and products is an important component of its competitive strategy and anticipates future R&D spending will not significantly differ from the historical trend.

The Company recorded a pre-tax restructuring charge of $9.6 million during the first quarter of 1998. This charge relates to the elimination of duplicate facilities in an effort to reduce costs pursuant to the Company's integration plan. Specific restructuring actions include the elimination of three manufacturing facilities through the consolidation of manufacturing operations, with corresponding personnel reductions, the realignment of the Company's workforce to eliminate duplicate functions particularly in administrative areas, the rationalization of product lines, and other cost-savings actions. Total expected cash expenditures relating to the restructuring charge are estimated to be approximately $6.0 million, which, with the exception of certain lease-related cash requirementsis, is expected to be paid within the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

At April 3, 1998, the Company's cash balance decreased to $50.7 million from $55.4 million on January 2, 1998 due to significant uses of cash for principal debt repayments and capital expenditures. These activities were funded with cash from operations and proceeds from exercises of stock options.

Inventories increased $6.3 million, or 11%, from January 2, 1998 primarily in the Power Conversion division as a result of production planning to meet manufacturing lead times and anticipated demand for new product introductions.

Accounts payable increased $6.4 million, or 17%, from January 2, 1998 due to increases in capital expenditures, operating expenses, and material purchases to support the Company's growth in sales.

Cash provided by operations increased to $11.1 million for the thirteen weeks ended April 3, 1998 from $6.6 million for the thirteen weeks ended April 4, 1997 primarily due to income from operations excluding the $9.6 million restructuring charge partially offset by smaller increases in accounts payable and accrued liabilities.

Net cash used in investing activities increased to $5.3million for the thirteen weeks ended April 3, 1998 from $2.8 million for the thirteen weeks ended April 4, 1997 due to higher equipment purchases.

Net cash used in financing activities of $10.1 million for the thirteen weeks ended April 3, 1998 reflects mainly long-term debt principal repayments including $2.2 million on the Company's seven-year term loan and approximately $7.0 million on the Company's Austrian subsidiary's revolving loans and notes payable.

The Company has a $20 million revolving line of credit that extends through April 1, 2000. As of April 3, 1998, the Company had made no borrowings under the line of credit and was in compliance with the agreement's covenants. Based on current plans and business conditions, the Company believes that its cash and equivalents, its available credit line, cash generated from operations, and other financing activities are expected to be adequate to meet capital expenditures, working capital requirements, debt and capital lease obligations, and operating lease commitments through the remainder of fiscal 1998.

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

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

Exhibit No. 27 -- Financial Data Schedule.

(B)   REPORTS ON FORM 8-K

During the thirteen-week period ended April 3, 1998 the Company filed the following reports on Form 8-K:

On January 13, 1998, the Company filed a Current Report on Form 8-K announcing that on December 29, 1997 it completed the merger with Zytec Corporation.

On May 12, 1998, the Company filed a Current Report on Form 8-K announcing that on May 6, 1998 the Company's shareholders approved an amendment to the Company's Articles of Incorporation to change the Company's name to "Artesyn Technologies, Inc."

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ARTESYN TECHNOLOGIES, INC.

                                                     (Registrant)

DATE:    May 13, 1998                           BY:   Richard J. Thompson
                                                      -------------------
                                                      Richard J. Thompson
                                                      Vice President Finance
                                                      Chief Financial Officer