Form 10-Q
period 1998-07-03
ARTESYN TECHNOLOGIES INC
filed 1998-08-11
CIK 23071

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 3, 1998

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

                                  59-1205269
------------------------------------------------------------------------------
                     (I.R.S. Employer Identification No.)

7900 Glades Road, Suite 500, Boca Raton, Florida                   33434
------------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (561) 451-1000
-----------------------------------------------------------------------



                                NOT APPLICABLE
------------------------------------------------------------------------------
      Former name, address and fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of July 31, 1998, was 38,865,419 shares.

==============================================================================

                          ARTESYN TECHNOLOGIES, INC.

                              INDEX TO FORM 10-Q

                                                                      Page
                                                                     Number

PART I.           FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:

                  Statements of Operations - For the Thirteen
                  and Twenty-Six Weeks Ended July 3, 1998 and
                  July 4, 1997                                          3

                  Statements of Financial Condition - July 3, 1998
                  and January 2, 1998                                   4

                  Statements of Cash Flows - For the
                  Twenty-Six Weeks Ended July 3, 1998 and
                  July 4, 1997                                          5

                  Statement of Shareholders' Equity- For  the
                  Twenty-Six Weeks Ended July 3, 1998                   6

                  Notes to Condensed Consolidated Financial
                  Statements                                          7-11

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                12-14

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of

                  Security Holders                                     15

Item 6.           Exhibits and Reports on Form 8-K                     15

                  Exhibit No. 27

SIGNATURE

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           ARTESYN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                   (Unaudited)

                                        THIRTEEN WEEKS ENDED  TWENTY-SIX WEEKS ENDED
                                         JULY 3,    JULY 4,     JULY 3,    JULY 4,
                                          1998        1997        1998       1997
                                        ----------  ---------   --------  ----------

SALES                                    $121,824   $130,878    $269,002  $245,341
COST OF SALES                              89,402    95,080     198,359    179,987
                                        ----------  ---------   --------  ----------
      GROSS PROFIT                         32,422    35,798      70,643     65,354
                                        ----------  ---------   --------  ----------
OPERATING EXPENSES

  Selling, general and administrative      14,399    12,350      28,751     24,397
  Research and development                  8,285     7,394      17,244     13,887
  Restructuring charge                          -         -       9,600          -
                                        ----------  ---------   --------  ----------
        TOTAL OPERATING EXPENSES           22,684    19,744      55,595     38,284
                                        ----------  ---------   --------  ----------
OPERATING INCOME                            9,738    16,054      15,048     27,070

OTHER INCOME (EXPENSE):
  Interest expense                         (1,047)   (1,038)     (2,134)    (2,125)
  Interest income                             664       430       1,344        871
                                        ----------  ---------   --------  ----------
                                             (383)     (608)       (790)    (1,254)
                                        ----------  ---------   --------  ----------
INCOME BEFORE INCOME TAXES                  9,355    15,446      14,258     25,816
PROVISION FOR INCOME TAXES                  3,180     5,009       4,847      8,303
                                        ----------  ---------   --------  ----------
INCOME FROM CONTINUING OPERATIONS           6,175    10,437       9,411     17,513
DISCONTINUED OPERATIONS
 Loss  from  operations, net of tax
   benefit of $222                              -         -           -       (333)
 Loss on disposal of RTP, net of tax
   benefit of $1,152                            -         -           -     (1,729)
                                         ---------   --------  ----------  --------
NET INCOME                                 $6,175   $10,437    $  9,411    $15,451
                                        ==========  =========   ========  =========

EARNINGS PER SHARE
BASIC-
  Income from Continuing  Operations        $0.16      $0.29       $0.24      $0.49
  Discontinued Operations                    -           -          -         (0.06)
                                        ----------  ---------   --------  ----------
  Net income                                $0.16      $0.29       $0.24      $0.43
                                        ==========  =========   ========  ==========
ASSUMING FULL DILUTION-
  Income from Continuing Operations         $0.15      $0.26       $0.23      $0.45
  Discontinued Operations                    -           -          -         (0.06)
                                        ----------  --------------------  ----------
   Net income                               $0.15      $0.26       $0.23      $0.39
                                        ==========  =========   ========  ==========

NUMBER OF SHARES USED IN THE PER SHARE
 CALCULATION
  Basic                                    38,646    36,379      38,554      36,273
  Assuming dilution                        41,004    40,184      41,254      39,546


The accompanying notes are an integral part of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in Thousands Except Share Data)

                                                   JULY 3,      JANUARY 2,
                                                    1998          1998
                                                -----------    -----------
                                                 (UNAUDITED)    (AUDITED)
ASSETS
CURRENT ASSETS
  Cash and equivalents                           $   55,407     $  55,392
  Accounts receivable, net                           74,609        84,479
  Inventories                                        61,720        59,663
  Prepaid expenses and other                          6,246         8,522
  Deferred income taxes, net                          6,505         5,293
                                                 -----------    -----------
   Total current assets                             204,487       213,349
                                                 -----------    -----------
PROPERTY, PLANT & EQUIPMENT, NET                     63,679        61,581
                                                 -----------    -----------
OTHER ASSETS
  Goodwill, net                                      39,931        40,704
  Deferred income taxes, net                          4,683         4,509
  Other assets, net                                   1,823         2,034
                                                 -----------    -----------
   Total other assets                                46,437        47,247
                                                 -----------    -----------
                                                   $314,603      $322,177
                                                 ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt
   and capital leases                             $   7,260     $  15,598
  Accounts payable and accrued liabilities           76,816        81,929
                                                 -----------    -----------
   Total current liabilities                         84,076        97,527
                                                 -----------    -----------
LONG-TERM LIABILITIES
  Long-term debt and capital leases                  45,830        52,949
  Other long-term liabilities                         8,254         9,025
                                                 -----------    -----------
   Total long-term liabilities                       54,084        61,974
                                                 -----------    -----------
   Total liabilities                                138,160       159,501

SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01; 1,000,000
    shares authorized; none issued                        -             -
  Common stock, par value $.01; 80,000,000
    shares authorized; 38,777,088 shares issued
    and outstanding at July 3, 1998
    (38,380,964 at January 2, 1998)                     388           384
  Additional paid-in capital                         82,842        78,056
  Retained earnings                                  98,180        88,769
  Foreign currency translation adjustment            (4,967)       (4,533)
                                                 -----------    -----------
   Total shareholders' equity                       176,443       162,676
                                                 -----------    -----------
                                                   $314,603      $322,177
                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                      TWENTY-SIX WEEKS ENDED
                                                       JULY 3,       JULY 4,
                                                         1998          1997
                                                      ---------      --------
OPERATING ACTIVITIES:
  Net income                                            $9,411       $15,451
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                         8,367         6,141
   Provision for restructuring charge                    9,600             -
   Provision for discontinued operations                     -         1,636
   Other non-cash charges                                  437           425
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable           12,197       (14,282)
   Increase in inventories and prepaid expenses         (2,364)      (13,340)
   Increase (decrease)in accounts payable and
     accrued liabilities                               (14,603)       21,748
  Operating activities of discontinued operations            -         1,423
                                                       --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES               23,045        19,202
                                                       --------      --------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment            (9,671)      (10,400)
  Increase in other assets                                (420)         (194)
                                                       --------      --------
NET CASH USED IN INVESTING ACTIVITIES                  (10,091)      (10,594)
                                                       --------      --------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                   -         2,724
  Principal payments on debt and capital leases        (15,154)       (5,910)
  Proceeds from exercises of stock options               2,505         1,687
  Proceeds from revolving credit loans                       -         7,564
  Payments on revolving credit loans                         -        (7,564)
                                                       --------      --------
NET CASH USED IN FINANCING ACTIVITIES                  (12,649)       (1,499)
                                                       --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND EQUIVALENTS                                          (290)         (340)
                                                       --------      --------
INCREASE IN CASH AND EQUIVALENTS                            15         6,769

CASH AND EQUIVALENTS, BEGINNING OF PERIOD               55,392        34,676
                                                       --------      --------
CASH AND EQUIVALENTS, END OF PERIOD                    $55,407       $41,445
                                                       ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTOF SHAREHOLDERS EQUITY
                   For the Twenty-Six Weeks Ended July 3, 1998
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                    FOREIGN
                                                           ADDITIONAL               CURRENCY
                                       COMMON STOCK         PAID-IN      RETAINED  TRANSLATION
                                    SHARES      AMOUNT      CAPITAL      EARNINGS  ADJUSTMENT
                                   ---------   ---------   ----------    --------  -----------

BALANCE, JANUARY 2, 1998            38,381        $384      $78,056      $88,769     $(4,533)

  Issuance of common stock
    under stock option plans           396           4        2,501

  Tax benefit from exercises of
    stock option                                              2,285

  Foreign currency translation
    adjustment                                                                          (434)

  Net income                                                               9,411
                                   ---------   ---------   ----------    --------  -----------
BALANCE, JULY 3, 1998               38,777        $388      $82,842      $98,180     $(4,967)
                                   =========   =========   ==========    ========  ===========































The accompanying notes are an integral part of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 3, 1998

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

In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations, and cash flows of Artesyn Technologies, Inc. (the "Company"). The results of operations for the thirteen and twenty-six weeks ended July 3, 1998 are not necessarily indicative of the results that may be expected for fiscal year 1998. For further information, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders and Form 10-Q for the thirteen week period ended April 3, 1998.

Certain prior year amounts have been reclassified to conform with current year's presentation.

2.    INVENTORIES

The components of inventory are as follows ($000s):

                                                July 3,     January 2,
                                                 1998         1997
                                               --------     --------

      Raw materials                             $34,077      $31,181
      Work in process                            11,166       12,582
      Finished goods                             16,477       15,900
                                               --------     --------
                                                $61,720      $59,663
                                               ========     ========

3.    PROPERTY, PLANT & EQUIPMENT, NET

Related accumulated depreciation was $62,137,000 and $50,858,000 at July 3, 1998 and January 2, 1998, respectively.


4.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are ($000s):

                                                 July 3,     January 2,
                                                  1998         1998
                                                 -------      -------

      Accounts payable                           $30,983      $36,790
      Accrued liabilities:
       Compensation and benefits                  13,454       14,875
       Income taxes payable                       13,204       14,071
       Restructuring reserve                       4,463            -
       Warranty reserve                            3,262        3,457
       Other                                      11,450       12,736
                                                 -------      -------
                                                 $76,816      $81,929
                                                 =======      =======

5.    INCOME TAXES

The provision for income taxes reflects federal, state, and foreign taxes. The effective income tax rate on pretax earnings differs from that computed at the United States federal statutory rate for the following reasons:

                                                Twenty-Six Weeks Ended
                                                 July 3,       July 4,
                                                  1998           1997
                                                 -------       --------
      Provision computed at United States
       federal statutory rate                     35.0%         35.0%
      Effect of state income taxes                 2.7           5.1
      Amortization of goodwill                     0.3           0.2
      Foreign tax effects                         (1.5)         (3.2)
      Change in the valuation allowance           (3.0)         (5.0)
      Other                                        0.5           0.1
                                                 -------       -------
      Effective tax rate                          34.0%         32.2%
                                                 =======       =======

6.    RESTRUCTURING CHARGE

In connection with the Company's restructuring plan following the merger with Zytec Corporation, the Company recorded a pre-tax restructuring charge of $9.6 million during the first quarter of 1998. This charge relates to the elimination of duplicate facilities in an effort to reduce costs pursuant to the Company's integration plan. Specific restructuring actions include the elimination of three manufacturing facilities through the consolidation of manufacturing operations, with corresponding personnel reductions, the realignment of the Company's workforce to eliminate duplicate functions, particularly in administrative areas, the rationalization of product lines, and other cost-savings actions.

The components of the restructuring charge recorded in the first quarter of 1998, payments and other activities during the second quarter of 1998, and the remaining reserve balances at July 3, 1998 were as follows ($000s):

                                          Employee
                                         Termination         Product Line        Asset          Facility
                                          Benefits         Rationalization    Write-offs        Closures       Total
                                        --------------     ---------------    ------------     ----------    -----------

Restructuring provision                       $3,956              $2,411          $1,231         $2,002         $9,600
Cash payments                                 (1,449)                  -               -            (46)        (1,495)
Non-cash activities                                -              (2,411)         (1,231)             -         (3,642)
                                         -------------     ---------------    ------------     ----------    -----------
Restructuring reserve at July 3, 1998         $2,507              $    -          $    -         $1,956         $4,463
                                         =============     ===============    ============     ==========    ===========


Employee  termination  benefits  primarily  represent  severance  pay and  other benefits associated with the elimination of approximately 400 positions worldwide, with more than 70% of the eliminated positions coming from the rationalization of certain duplicate manufacturing locations in Europe. As of July 3, 1998, 262 positions had been eliminated worldwide. The provision for the facility closures includes lease termination payments, service contracts obligations, and other exit costs associated with facility closures. The product line rationalization provision of the restructuring charge relates to the discontinuation of non-core product lines and write-offs of certain inventory items not transferable to other locations. In addition, certain fixed assets (including duplicate management information systems and unusable equipment) were written down to their net realizable value.

Total expected cash expenditures relating to the initial restructuring charge are estimated to be approximately $6.0 million, which, with the exception of certain lease-related cash requirements, is expected to be paid within the next twelve months.

As of July 3, 1998, approximately $4.5 million of the restructuring charge is included in accrued liabilities and the remainder is recorded as a reduction in the carrying amount of related assets.

7.    COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective January 3, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows ($000s):

                                                 Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                                July 3,            July 4,             July 3,              July 4,
                                                 1998              1997                 1998                 1997
                                            ---------------    --------------     ---------------      ---------------

   Net income                                      $6,175            $10,437             $9,411              $15,451

    Foreign currency translation adjustment         1,414             (1,514)              (657)              (3,811)
    Tax (provision) benefit                          (481)               515                223                1,243
                                            ---------------    --------------     ---------------      ---------------
                                                      933               (999)              (434)              (2,568)
                                            ---------------    --------------     ---------------      ---------------
   Comprehensive income                            $7,108             $9,438             $8,977              $12,883
                                            ===============    ==============     ===============      ===============


8.    EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock. The reconciliation of the numerator and denominator of the EPS calculation is presented below (000s except per share data):

                                        Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                        July 3,         July 4,          July 3,        July 4,
                                         1998            1997             1998           1997
                                      -----------      ----------      -----------    -----------
BASIC EPS
 Income from continuing operations      $ 6,175          $10,437         $ 9,411        $17,513
                                      -----------      ----------      -----------    -----------

 Weighted average shares                 38,646           36,379          38,554         36,273
                                      -----------      ----------      -----------    -----------

 Per share - Basic                        $0.16            $0.29           $0.24          $0.49
                                      ===========      ==========      ===========    ===========

ASSUMING DILUTION
  Income from continuing operations      $ 6,175          $10,437         $ 9,411        $17,513
  Add: after-tax interest on
   convertible note                            -              138               -            276
                                      -----------      ----------      -----------    -----------
                                         $ 6,175         $ 10,575       $   9,411         17,789
                                      -----------      ----------      -----------    -----------

  Weighted average shares                 38,646           36,379          38,554         36,273
  Effect of dilutive items
    Stock options                          2,358            2,638           2,700          2,106
    Convertible note                           -            1,167               -          1,167
                                      -----------      ----------      -----------    -----------
                                          41,004           40,184          41,254         39,546
                                      -----------      ----------      -----------    -----------
  Per share- Diluted                       $0.15            $0.26           $0.23          $0.45
                                      ===========      ==========      ===========    ===========

Antidilutive weighted options                736              238             351            570


The above antidilutive weighted options to purchase shares of common stock were not included in computing diluted EPS because their effects were antidilutive for the respective periods.

9.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into foreign currency forward contracts to minimize its exposure to potentially adverse changes in foreign currency exchange rates on anticipated but not firmly committed purchases or sales denominated in foreign currencies made by its international subsidiaries. The foreign exchange contracts on receivables require the Company to exchange European ECU for Irish Punts. The foreign exchange contracts on payables require the Company to exchange Japanese Yen to receive US dollars. At July 3, 1998, the Company held $1.1 million of forward currency exchange contracts on payables maturing in one to three months. At January 2, 1998, the Company held $6.6 million of forward currency exchange contracts on receivables maturing in one to three months while no contracts on payables were outstanding. Gains and losses on these contracts are included in the consolidated statement of operations as they arise. Costs associated with entering into these contracts are amortized over the contracts lives which typically mature within one year. The amount of any gain or loss on these contracts during the period was not material. The Company does not hold or issue financial instruments for trading purposes.

10.   RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial condition or results of operations.

11.   SUBSEQUENT EVENT

On July 22, 1998, the Company's Board of Directors authorized a share repurchase program to purchase up to 4.0 million shares of the Company's common stock in the open market or in privately-negotiated transactions, depending on market conditions and other factors.

                         PART I - FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the quarter were $121.8 million, down 7% from the $130.9 million a year ago. For the first six months of 1998, sales totaled $269.0 million, up 10% from $245.3 million in 1997. Sales were adversely impacted by lower end use demand in the Company's primary market segments - networking, telecommunications, computing and wireless infrastructure. This lower demand has been exacerbated by inventory reduction initiatives at certain customers.

The reduced sales volume contributed to lower gross margins in the quarter of 26.6% compared to 27.3% in the second quarter of 1997. Also, the current year-to-date margin of 26.3% was down compared to the 26.6% reported for the six-month period a year ago as the Company reduced its own inventories in response to lower customer demand.

Selling, general and administrative expenses were $14.4 million and $28.8 million for the thirteen and twenty-six weeks ended July 3, 1998, respectively, compared to $12.4 million and $24.4 million for the comparable prior year periods. The increase in 1998 was partially due to additional spending for the integration activities following the merger with Zytec Corporation and the inclusion of the Elba Group acquired in July of 1997. The integration costs were incurred to support marketing activities, to change the Company's name to
Artesyn  Technologies,   to  begin  implementation  of  a  new  enterprise-wide
information system, and to familiarize the Company's employees, customers, suppliers and investors with the resources of the new Artesyn Technologies.

The Company has been taking aggressive steps to curb operating expenses and to eliminate excess manufacturing resources wherever prudent. Looking ahead, the Company has a cautious demand outlook through the next two quarters as incoming orders do not yet support an appreciable revenue increase.

The  Company   continued   its   commitment  to  new  products  for  its  global
communication customers as it invested $8.3 million, or 6.8% of sales, in research and development activities during the second quarter of 1998, compared to $7.4 million, or 5.6%, in the comparable year ago quarter. The Company believes that the timely introduction of new technology and products is an important component of its competitive strategy and anticipates future research and development spending will not significantly differ from the historical trend as a percentage of sales of approximately 6-8%.

The Company recorded a pre-tax restructuring charge of $9.6 million during the first quarter of 1998. This charge relates to the elimination of duplicate manufacturing facilities in an effort to reduce costs pursuant to the Company's integration plan. Specific restructuring actions include the elimination of three manufacturing facilities through the consolidation of manufacturing operations, with corresponding personnel reductions, the realignment of the Company's workforce to eliminate duplicate functions particularly in administrative areas, the rationalization of product lines, and other cost-savings actions. Total expected cash expenditure relating to the restructuring charge is estimated to be approximately $6.0 million, which, with the exception of certain lease-related cash requirements, is expected to be paid within the next twelve months. To date, the Company has paid $1.5 million primarily for employee termination benefits.

Income from continuing operations for the second quarter of 1998 decreased 41% to $6.2 million, or $0.15 per share, from the $10.4 million, or $0.26 per share, reported for the comparable year-ago quarter. Excluding the $9.6 million pre-tax restructuring charge taken in the first quarter of 1998, income from continuing operations for the twenty-six weeks ended July 3, 1998 was $15.7 million, or $0.38 per share, down from $17.5 million, or $0.45 per share, for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

At July 3, 1998, the Company's cash balance remained at $55.4 million as on January 2, 1998 as significant uses of cash for principal debt repayments and capital expenditures were funded with cash from operations and proceeds from exercises of stock options.

Accounts receivable decreased $9.9 million, or 12%, from January 2, 1998 due to lower sales volume and increased collection activities.

Accounts payable decreased $5.8 million, or 16%, from January 2, 1998 due to decreases in capital expenditures and material purchases on lower sales volume.

Effective June 30, 1998, the Company repaid the outstanding balance of $3.2 million on its 6.9% mortgage note maturing July 1, 2001.

Cash provided by operations increased to $23.0 million for the twenty-six weeks ended July 3, 1998 from $19.2 million for the twenty-six weeks ended July 4, 1997. The increase was primarily due to income from operations, excluding the $9.6 million pre-tax restructuring charge, and a smaller increase in inventory, partially offset by a decrease in accounts payable and accrued liabilities.

Net cash used in financing activities of $12.6 million for the twenty-six weeks ended July 3, 1998 reflects mainly long-term debt and capital lease principal repayments including $2.2 million on the Company's seven-year term loan, $3.2 million on its 6.9% mortgage note, and approximately $7.6 million on the Company's Austrian subsidiary's revolving loans and notes payable partially offset by proceeds from option exercises.

On July 22, 1998, the Company's Board of Directors authorized a share repurchase program to purchase up to 4.0 million shares of the Company's common stock in the open market or in privately-negotiated transactions, depending on market conditions and other factors.

The Company has a $20 million revolving line of credit that extends through April 1, 2000. As of July 3, 1998, the Company had made no borrowings under the line of credit and was in compliance with the agreement's covenants. Based on current plans and business conditions, the Company believes that its cash and equivalents, its available credit line, cash generated from operations, and other financing activities are expected to be adequate to meet capital expenditures, working capital requirements, debt and capital lease obligations, and operating lease commitments through the remainder of fiscal 1998.

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

(a) The Company held its Annual Meeting of Shareholders on May 6, 1998.

(c) The following matters were voted upon at the Annual Meeting of Shareholders:

   1. The election of the nominees for Directors who will serve for a term to expire at the Annual Meeting of Shareholders to be held in 1999 was voted on by the shareholders. The nominees, all of whom were elected, were:
      Edward S. Croft, III, Fred C. Lee, Lawrence J. Matthews, Joseph M. O'Donnell, Stephen A. Ollendorff, Phillip A. O'Reilly, Bert Sager, A. Eugene Sapp, Jr., Ronald D. Schmidt, Lewis Solomon and John M. Steel. The Inspectors of Election certified the following vote tabulations:

                                    FOR             WITHHELD
                                ---------           ---------

         Edward S. Croft, III   34,611,538           497,950
         Fred C. Lee            34,878,826           230,662
         Lawrence J. Matthews   34,871,767           237,721
         Joseph M. O'Donnell    34,878,005           231,483
         Stephen A. Ollendorff  34,609,153           500,335
         Phillip A. O'Reilly    34,932,982           176,596
         Bert Sager             34,932,517           176,971
         A.  Eugene Sapp, Jr.   34,941,927           167,561
         Ronald D. Schmidt      34,861,143           248,345
         Lewis Solomon          34,940,742           168,746
         John M. Steel          34,865,766           243,722

   2. A proposal to amend the Company's Articles of Incorporation to change the Company's name to Artesyn Technologies, Inc. The Inspectors of Election certified the following vote tabulations:

                        FOR              AGAINST            ABSTAIN
                      ----------------------------------------------
                     34,915,468          119,561            74,459


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

Exhibit No. 27 -- Financial Data Schedule.

(B)   REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the thirteen-week period ended July 3, 1998.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ARTESYN TECHNOLOGIES, INC.
                                                --------------------------
                                                       (Registrant)


DATE:    August 11, 1998                        BY:   Richard J. Thompson
                                                      -------------------
                                                      Richard J. Thompson
                                                      Vice President Finance
                                                      Chief Financial Officer