Form 10-Q
period 1998-10-02
ARTESYN TECHNOLOGIES INC
filed 1998-11-17
CIK 23071

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 2, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of October 30, 1998, was 37,782,650 shares.

==============================================================================

                          ARTESYN TECHNOLOGIES, INC.

                              INDEX TO FORM 10-Q

                                                                      Page
                                                                     Number

PART I.           FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:

                  Statements of Operations - For the Thirteen
                  and Thirty-Nine Weeks Ended October 2, 1998 and
                  October 3, 1997                                       3

                  Statements of Financial Condition - October 2, 1998
                  and January 3, 1997                                   4

                  Statements of Cash Flows - For the
                  Thirty-Nine Weeks Ended October 2, 1998 and
                  October 3, 1997                                       5

                  Statement of Shareholders' Equity- For the
                  Thirty-Nine Weeks Ended October 2, 1998               6

                  Notes to Condensed Consolidated Financial
                  Statements                                          7-11

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 12-14

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of

                  Security Holders                                     15

Item 6.           Exhibits and Reports on Form 8-K                     15

                  Exhibit No. 27

SIGNATURES

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           ARTESYN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands Except Per Share Data)
                                   (Unaudited)

                                                           THIRTEEN WEEKS ENDED     THIRTY-NINE WEEKS ENDED
                                                          OCTOBER 2,  OCTOBER 3,     OCTOBER 2,    OCTOBER 3,
                                                            1998         1997           1998          1997
                                                          ---------    ---------      ---------    ---------
SALES                                                      $124,582     $133,744      $393,584     $379,085
COST OF SALES                                                90,549       97,452       288,908      277,439
                                                          ---------    ---------      ---------    ---------
GROSS PROFIT                                                 34,033       36,292       104,676      101,646
                                                          ---------    ---------      ---------    ---------
EXPENSES
  Selling, general & administrative                          13,385       12,701        42,136       37,098
  Research & development                                      8,413        7,720        25,657       21,607
  Restructuring charge                                            -            -         9,600            -
                                                          ---------    ---------      ---------    ---------
TOTAL OPERATING EXPENSES                                     21,798       20,421        77,393       58,705
                                                          ---------    ---------      ---------    ---------
OPERATING INCOME                                             12,235       15,871        27,283       42,941
                                                          ---------    ---------      ---------    ---------
OTHER INCOME (EXPENSE)
  Interest expense                                             (935)     (1,358)        (3,069)      (3,483)
  Interest income                                               650         455          1,994        1,326
                                                          ---------   ----------      ---------    ---------
                                                               (285)       (903)        (1,075)      (2,157)
                                                          ---------   ----------      ---------    ---------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES        11,950      14,968         26,208       40,784
PROVISION FOR INCOME TAXES                                    3,950       4,585          8,797       12,888
                                                          ---------   ----------      ---------    ---------
INCOME FROM CONTINUING OPERATIONS                             8,000      10,383         17,411       27,896
DISCONTINUED OPERATIONS
Loss from operations, net of income taxes of ($222)               -           -              -         (333)
Loss on disposal of RTP including provision of $1,000
for operating losses during phase-out period, net
of tax benefit of $1,152                                          -           -              -       (1,729)
                                                          ---------   ----------      ---------    ---------
NET INCOME                                                 $  8,000    $ 10,383       $ 17,411     $ 25,834
                                                          =========   ==========      =========    =========
EARNINGS PER SHARE
BASIC-
  Income from Continuing Operations                       $   0.21     $   0.28       $  0.45       $  0.77
  Discontinued Operations                                        -            -             -         (0.06)
                                                          ---------   ----------      ---------    ---------
  Net Income                                              $   0.21     $   0.28       $  0.45       $  0.71
                                                          =========   ==========      =========    =========

ASSUMING FULL DILUTION-
  Income from Continuing Operations                       $   0.20     $   0.25       $  0.42       $  0.70
  Discontinued Operations                                        -            -             -         (0.06)
                                                          ---------   ----------      ---------    ---------
  Net Income                                              $   0.20     $   0.25       $  0.42       $  0.64
                                                          =========   ==========      =========    =========
NUMBER OF SHARES USED IN THE PER SHARE CALCULATION
  Basic                                                      38,498      36,865         38,536       36,469
  Assuming Full Dilution                                     40,394      41,447         40,981       40,253


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

                           ARTESYN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in Thousands Except Share Data)

                                                            OCTOBER 2,        JANUARY 2,
                                                               1998              1998
                                                           -------------     -------------
                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and equivalents                                       $  40,675         $  55,392
  Accounts receivable, net                                      77,877            84,479
  Inventories                                                   68,627            59,663
  Prepaid expenses and other                                     4,056             8,522
  Deferred income taxes, net                                     7,253             5,293
                                                           -------------     -------------
    Total current assets                                       198,488           213,349
                                                           -------------     -------------
PROPERTY, PLANT & EQUIPMENT, NET                                71,726            61,581
                                                           -------------     -------------
OTHER ASSETS
  Goodwill, net                                                 41,340            40,704
  Deferred income taxes, net                                     4,989             4,509
  Other assets, net                                              1,582             2,034
                                                           -------------     -------------
    Total other assets                                          47,911            47,247
                                                           -------------     -------------
                                                              $318,125          $322,177
                                                           =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Current maturities of long-term debt and capital leases     $   7,184         $  15,598
  Accounts payable and accrued liabilities                      82,306            81,929
                                                           -------------     -------------
    Total current liabilities                                   89,490            97,527
                                                           -------------     -------------
LONG-TERM LIABILITIES
  Long-term debt and capital leases                             46,281            52,949
  Other long-term liabilities                                    8,268             9,025
                                                           -------------     -------------
    Total long-term liabilities                                 54,549            61,974
                                                           -------------     -------------
    Total liabilities                                          144,039           159,501

SHAREHOLDERS' EQUITY
  Preferred  stock,  par  value  $.01;  1,000,000  shares
    authorized; none issued                                          -                 -
  Common stock, par value $.01; 80,000,000 shares
  authorized; 38,051,000 shares issued and outstanding
   at October 2, 1998 (38,380,964 at January 2, 1998)              381               384
  Additional paid-in capital                                    82,788            78,056
  Retained earnings                                             92,766            88,769
  Foreign currency translation adjustment                       (1,849)           (4,533)
                                                           -------------     -------------
    Total shareholders' equity                                 174,086           162,676
                                                           -------------     -------------
                                                              $318,125          $322,177
                                                           =============     =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  ARTESYN TECHNOLOGIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Dollars in Thousands)
                                         (Unaudited)

                                                                   THIRTY-NINE WEEKS ENDED
                                                                 OCTOBER 2,        OCTOBER 3,
                                                                    1998              1997
                                                                  ---------        ----------
OPERATING ACTIVITIES:
  Net income                                                       $17,411          $25,834
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                   12,511            9,695
    Provision for restructuring charge                               9,600                -
    Provision for discontinued operations                                -            1,636
    Deferred income taxes                                           (2,181)          (1,175)
    Other non-cash charges                                           2,896            1,380
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                       8,590          (25,493)
    Increase in inventories and prepaid expenses and other          (5,974)         (12,180)
    Increase (decrease) in accounts payable and
     accrued liabilities                                           (10,409)          18,126
  Net cash provided by discontinued operations                           -            1,423
                                                                  ---------        ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           32,444           19,246
                                                                  ---------        ----------
INVESTING ACTIVITIES:
  Purchases of property, plant & equipment                         (19,862)         (15,516)
  Proceeds from sale of property, plant and equipment                  485                -
  Purchase of the Elba Group, net of cash acquired                       -          (25,768)
  Sale of RTP Corp.                                                  2,150            2,000
  (Increase) decrease in other assets                                 (191)              62
                                                                  ----------       ----------
NET CASH USED IN INVESTING ACTIVITIES                              (17,418)         (39,222)
                                                                  ---------        ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                               -           33,715
  Principal payments on debt and capital leases                    (18,148)         (10,982)
  Proceeds from revolving credit loans                                   -           11,089
  Payments on revolving credit loans                                     -          (11,089)
  Proceeds from exercises of stock options                           3,458            4,421
  Repurchases and retirement of common stoc                        (15,481)               -
                                                                  ---------        ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (30,171)          27,154
                                                                  ---------        ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                428             (442)
                                                                  ---------        ----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                        (14,717)           6,736
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           55,392           34,676
                                                                  ---------        ----------
CASH AND EQUIVALENTS, END OF PERIOD                                $40,675          $41,412
                                                                  =========        ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ARTESYN TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTOF SHAREHOLDERS EQUITY
                 For the Thirty-Nine Weeks Ended October 2, 1998
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                                      FOREIGN
                                                                        ADDITIONAL                    CURRENCY
                                                COMMON STOCK             PAID-IN        RETAINED     TRANSLATION
                                            SHARES         AMOUNT        CAPITAL        EARNINGS     ADJUSTMENT
                                           ---------      ---------     ----------      ---------    -----------

BALANCE, JANUARY 2, 1998                     38,381           $384         $78,056       $88,769         $(4,533)

Issuance of common stock under stock
   option  plans                                598              6           3,452             -               -
Tax benefit from exercises of stock options       -              -           3,338             -               -
Repurchases and retirement of common stock     (928)            (9)         (2,058)      (13,414)
Foreign currency translation adjustment           -              -               -             -           2,684
Net income                                        -              -               -        17,411               -
                                           ---------      ---------     ----------      ---------     -----------
BALANCE, OCTOBER 2, 1998                     38,051           $381         $82,788       $92,766         $(1,849)
                                           =========      =========     ==========      =========     ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ARTESYN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 OCTOBER 2, 1998

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

In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations, and cash flows of Artesyn Technologies, Inc. (the "Company"). The results of operations for the thirteen and thirty-nine weeks ended October 2, 1998 are not necessarily indicative of the results that may be expected for fiscal year 1998. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders and Form 10-Q for the twenty-six weeks ended July 3, 1998.

Certain prior year amounts have been reclassified to conform to current year's presentation.

2.    INVENTORIES

The components of inventory are as follows ($000s):

                                               October 2,   January 2,
                                                 1998         1998
                                               --------     --------
      Raw materials                             $36,545      $31,181
      Work in process                            11,628       12,582
      Finished goods                             20,454       15,900
                                               --------     --------
                                                $68,627      $59,663
                                               ========     ========


3.    PROPERTY, PLANT & EQUIPMENT, NET

Related accumulated depreciation was $66,729,000 and $50,858,000 at October 2, 1998 and January 2, 1998, respectively.


4.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The  components  of  accounts  payable and  accrued  liabilities  are as follows
($000s):

                                                October 2,   January 2,
                                                  1998         1998
                                                 -------      -------

      Accounts payable                           $37,416      $36,790
      Accrued liabilities:
       Compensation and benefits                  14,190       14,875
       Income taxes payable                       12,209       14,071
       Restructuring reserve                       3,208            -
       Warranty reserve                            3,721        3,457
       Other                                      11,562       12,736
                                                 -------      -------
                                                 $82,306      $81,929
                                                ========     ========

5.    INCOME TAXES

The provision for income taxes reflects federal, state, and foreign taxes. The effective income tax rate on pretax earnings differs from that computed at the United States federal statutory rate for the following reasons:

                                                 Thirty-Nine Weeks Ended
                                                 October 2,    October 3,
                                                   1998          1997
                                                 --------      --------
      Provision computed at United States
       federal statutory rate                     35.0%         35.0%
      Effect of state income taxes                 2.7           5.1
      Amortization of goodwill                     0.4           0.3
      Foreign tax effects                         (1.5)         (2.5)
      Change in the valuation allowance           (3.7)         (6.5)
      Other                                        0.7           0.2
                                                 -------       -------
      Effective tax rate                          33.6%         31.6%
                                                 =======       =======

6.    RESTRUCTURING CHARGE

In connection with the Company's restructuring plan following the merger with Zytec Corporation, the Company recorded a pre-tax restructuring charge of $9.6 million during the first quarter of fiscal year 1998. This charge relates to the elimination of duplicate facilities in an effort to reduce costs pursuant to the Company's integration plan. Specific restructuring actions include the closure of certain manufacturing facilities through the consolidation of manufacturing operations, with corresponding personnel reductions, the realignment of the Company's workforce to eliminate duplicate functions, particularly in administrative areas, the rationalization of product lines, and other cost-savings actions.

The components of the restructuring charge recorded in the first quarter of 1998, payments and other activities through the third quarter of 1998, and the remaining reserve balances at October 2, 1998 were as follows ($000s):

                                          Employee
                                         Termination        Product Line        Asset          Facility
                                           Benefits       Rationalization    Write-offs        Closures       Total
                                        -------------     ---------------    ------------     ----------    ----------

Restructuring provision                      $3,956              $2,411          $1,231         $2,002         $9,600
Cash payments                                (2,488)                  -               -           (262)        (2,750)
Non-cash activities                               -              (2,411)         (1,231)             -         (3,642)
                                        -------------     ---------------    ------------     ----------    ----------
Reserve balance at October 2, 1998           $1,468          $        -      $        -         $1,740         $3,208
                                        =============     ===============    ============     ==========    ==========


Employee  termination  benefits  primarily  represent  severance  pay and  other benefits associated with the elimination of approximately 400 positions worldwide, with more than 70% of the eliminated positions coming from the rationalization of certain duplicate manufacturing locations in Europe. As of October 2, 1998, approximately 300 of the anticipated 400 positions had been eliminated worldwide. The provision for the facility closures includes lease termination payments, service contracts obligations, and other exit costs associated with such facility closures. The product line rationalization provision of the restructuring charge relates to the discontinuation of non-core product lines and write-offs of certain inventory items not transferable to other locations or product lines. In addition, certain fixed assets (including duplicate management information systems and unusable equipment) were written down to their net realizable value.

Total expected cash expenditures relating to the initial restructuring charge are estimated to be approximately $6.0 million, which, with the exception of certain lease-related cash requirements, is expected to be paid in the near term. To date, the Company has paid $2.8 million primarily for employee termination benefits.

7.    COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective January 3, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows ($000s):

                                                   Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                                              October 2,         October 3,          October 2,           October 3,
                                                 1998              1997                1998                 1997
                                            ---------------    --------------     ---------------      ---------------
   Net income                                   $  8,000             $10,383            $17,411              $25,834
    Foreign currency translation adjustment        4,696              (1,661)             4,042               (5,552)
    Tax (provision)  benefit                      (1,578)                565             (1,358)               1,888
                                            ---------------    --------------     ---------------      ---------------
                                                   3,118              (1,097)             2,684               (3,664)
                                            ---------------    --------------     ---------------      ---------------
   Comprehensive income                          $11,118              $9,286            $20,095              $22,170
                                            ===============    ==============     ===============      ===============


8.    EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock. The reconciliation of the numerator and denominator of the earnings per share ("EPS") calculation is presented below (000s except per share data):

                                                     Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                                                October 2,          October 3,          October 2,         October 3,
                                                   1998                1997                1998               1997
                                               --------------      --------------      -------------      -------------
BASIC EPS
   Income from continuing operations              $  8,000           $  10,383             $17,411            $27,896
                                               --------------      --------------      -------------      -------------
   Weighted average shares                          38,498              36,865              38,536             36,469
                                               --------------      --------------      -------------      -------------
   Per share - Basic                                 $0.21               $0.28               $0.45              $0.77
                                               ==============      ==============      =============      =============

ASSUMING DILUTION
   Income from continuing operations              $  8,000             $10,383             $17,411            $27,896
   Add: after-tax interest on convertible note           -                 138                   -                414
                                               --------------      --------------      -------------      -------------
                                                  $  8,000             $10,521             $17,411            $28,310
                                               --------------      --------------      -------------      -------------

   Weighted average shares                          38,498              36,865              38,536             36,469
   Effect of dilutive items
     Stock options                                   1,896               3,415               2,445              2,617
     Convertible note                                    -               1,167                   -              1,167
                                               --------------      --------------      -------------      -------------
                                                    40,394              41,447              40,981             40,253
                                               --------------      --------------      -------------      -------------
   Per share- Diluted                                $0.20               $0.25               $0.42              $0.70
                                               ==============      ==============      =============      =============

Antidilutive weighted options                        1,352                   -                 442                174


The above antidilutive weighted options to purchase shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive for the respective periods.

9.    SHAREHOLDERS EQUITY

On July 22, 1998, the Company's Board of Directors authorized a share repurchase program to purchase up to 4.0 million shares of the Company's common stock in the open market or in privately-negotiated transactions, depending on market conditions and other factors. As of October 2, 1998, the Company repurchased and retired 927,500 shares of its common stock for a total of approximately $15.5 million in cash. The excess of the cost of shares repurchased over par value was allocated to additional paid-in capital based on the pro rata share amount of additional paid-in capital for all shares with the difference charged to retained earnings.

10.   DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes derivative financial instruments to reduce financial market risks. These instruments are used to hedge foreign currency market exposures of underlying assets and liabilities. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period.

The Company transacts business in various foreign currencies, primarily Irish Punts, Deutsche Mark, Japanese Yen and other European currencies. The Company has established balance sheet hedging programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates. At October 2, 1998, the Company's outstanding notional amount for currency forward contracts was approximately $11.0 million maturing in one to three months. At January 2, 1998, the Company held $6.6 million of forward currency exchange contracts. The amount of any gain or loss on these contracts during the period was not material. Deferred gains or losses attributable to the foreign currency instruments are not material.

11.   RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial condition or results of operations.

                         PART I - FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the third quarter of 1998 decreased 7% to $124.6 million from $133.7 million for last year's comparable period. For the first nine months of 1998, sales totaled $393.6 million, up 4% from $379.1 million for the comparable period in 1997. Sales continued to reflect erratic demand in the Company's primary sales market. This lower demand has been exacerbated by inventory reduction initiatives at certain of the Company's customers.

Orders for the third quarter of 1998 grew to $127.8 million representing a 7% sequential improvement over the prior quarter. At October 2, 1998, order backlog was $104.7 million compared to $103.1 million at January 2, 1998. The Company has a cautious demand outlook for the rest of the year although the increase in orders during the third quarter of 1998 supports our belief that demand for product in the end-use markets is gradually improving.

The Company's continued focus on achieving material and manufacturing overhead savings was reflected in the current quarter's gross margin, which improved both sequentially and from the year ago quarter to 27.3%, notwithstanding reduced sales volume and a more price competitive market place. Also, the current year-to-date margin of 26.6% is about level with the 26.8% reported for the nine-month period a year ago, in part reflecting a reduction by the Company in its own inventories in response to lower customer demand. Although the Company continues to focus on reducing manufacturing costs and improving overall processes, the Company does not anticipate that gross margins will vary significantly from the current level due to continuing competitive pricing pressures and changes in product mix.

Selling,  general  and  administrative  expenses  were $13.4  million  and $42.1 million for the thirteen and thirty-nine weeks ended October 2, 1998, respectively, compared to $12.7 million and $37.1 million for the comparable prior year periods. The increase in 1998 was partially due to additional spending for the integration activities following the merger with Zytec Corporation and the inclusion of the Elba Group acquired in July of 1997. The integration costs were incurred to support marketing activities, to change the Company's name to Artesyn Technologies, to begin implementation of a new enterprise-wide information system, and to familiarize the Company's employees, customers, suppliers and investors with the resources of the new Artesyn Technologies. The Company has been taking aggressive steps to curb operating expenses and to eliminate excess manufacturing resources wherever prudent.

The Company continued its commitment to new products for its global communication customers by investing $8.4 million, or 6.8% of sales, in research and development activities during the third quarter of 1998, compared to $7.7 million, or 5.8%, in the comparable year ago quarter. The Company believes that the timely introduction of new technology and products is an important component of its competitive strategy and anticipates future research and development spending will not significantly differ from the historical trend as a percentage of sales of approximately 6-8%.

The Company recorded a pre-tax restructuring charge of $9.6 million during the first quarter of 1998. This charge relates to the elimination of duplicate manufacturing facilities in an effort to reduce costs pursuant to the Company's integration plan. Specific restructuring actions include the elimination of certain manufacturing facilities through the consolidation of manufacturing operations, with corresponding personnel reductions, the realignment of the Company's workforce to eliminate duplicate functions particularly in administrative areas, the rationalization of product lines, and other cost-savings actions. Total expected cash expenditure relating to the restructuring charge is estimated to be approximately $6.0 million, which, with the exception of certain lease-related cash requirements, is expected to be paid in the near term. To date, the Company has paid approximately $2.8 million primarily for employee termination benefits.

Net income for the third quarter of 1998 was $8.0 million, or $0.20 per share, compared to $10.4 million, or $0.25 per share, reported for the comparable year-ago quarter. For the first nine months of 1998, excluding the $9.6 million pre-tax restructuring charge taken in the first quarter of 1998, income from continuing operations was $23.8 million, or $0.58 per share, compared to $27.9 million, or $0.70 per share, in 1997.

LIQUIDITY AND CAPITAL RESOURCES

At October 2, 1998, the Company's cash balance decreased to $40.7 million from $55.4 million at January 2, 1998 primarily due to $15.5 million spent for repurchases of the Company's common stock, $18.2 million for principal debt repayments and $19.9 million for capital expenditures. These activities were funded primarily with cash from operations and proceeds from exercises of stock options.

Accounts receivable decreased to $77.9 million at October 2, 1998 from $84.4 million at January 2, 1998 due to lower sales volume and increased collection activities.

Inventories increased to $68.6 million at October 2, 1998 from $59.7 million January 2, 1998 to support production planning to meet manufacturing lead times and anticipated demand for new product introductions.

Effective June 30, 1998, the Company repaid the outstanding balance of $3.2 million on its 6.9% mortgage note maturing July 1, 2001.

On July 22, 1998, the Company's Board of Directors authorized a share repurchase program to purchase up to 4.0 million shares of the Company's common stock in the open market or in privately-negotiated transactions, depending on market conditions and other factors. As of October 2, 1998, the Company repurchased and retired 927,500 shares of its common stock for a total of approximately $15.5 million in cash.

Cash provided by operations increased to $32.4 million for the thirty-nine weeks ended October 2, 1998 from $19.2 million for the thirty-nine weeks ended October 3, 1997. The increase was primarily due to a decrease in accounts receivable and a smaller increase in inventories partially offset by a decrease in accounts payable and accrued liabilities.

Net cash used in investing activities for the thirty-nine weeks ended October 2, 1998 reflects capital expenditures of $19.9 million partially offset by $2.2 million proceeds from the sale of RTP Corp. Net cash used in investing activities for the comparable period in 1997 includes the acquisition of the Elba Group for approximately $25.8 million (net of cash acquired) and purchases of plant and equipment for $15.5 million partially offset by $2.0 million proceeds from the sale of RTP Corp.

Net cash used in financing activities for the thirty-nine weeks ended October 2, 1998 of $30.2 million reflects: (1) long-term debt principal repayments including $4.4 million on the Company's seven-year term loan, $3.2 million on its 6.9% mortgage note, and approximately $7.6 million on the Company's Austrian subsidiary's revolving loans and notes payable, (2) repurchase and retirement of 927,500 shares of the Company's common stock for $15.5 million, and (3) proceeds from stock option exercises.

Cash provided by financing activities for the thirty-nine weeks ended October 3, 1997 of $27.2 million reflects borrowings under the 52 million Deutsche Mark term loans, net of debt issuance costs, and $4.4 million proceeds from exercises of stock options partially offset by $11.0 million long-term debt and capital lease principal repayments including $3.7 million on the Company's seven-year term loan.

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

                           PART II. OTHER INFORMATION


ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM  5.    OTHER INFORMATION

In accordance with the Company's By-laws and Rules 14a-4(c) and 14a-5(e) promulgated under the Securities Exchange Act of 1934, the Company hereby notifies its stockholders that if the Company does not receive notice by February 1, 1999 of a proposed matter to be submitted for stockholder vote at the Company's 1999 Annual Meeting, then any proxies held by members of the Company's management in respect of such Meeting may be voted in the discretion of such management members on such matter, without any discussion of such proposed matter in the proxy statement to be distributed in respect of such Meeting. In addition, the Company's By-laws contain other restrictions regarding the method by which a stockholder may present a matter to be submitted for stockholder vote at the Company's Annual Meeting.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

Exhibit No. 27 -- Financial Data Schedule.

(B)   REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the thirteen-week period ended October 2, 1998.

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

                                                ARTESYN TECHNOLOGIES, INC.
                                                --------------------------
                                                      (Registrant)

DATE:    November 13, 1998                    BY:   /s/ Richard J. Thompson
                                                      -----------------------
                                                      Richard J. Thompson
                                                      Vice President Finance
                                                         Chief Financial Officer