Form 10-Q/A
period 1998-10-02
ARTESYN TECHNOLOGIES INC
filed 1998-12-22
CIK 23071

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

                          ARTESYN TECHNOLOGIES, INC.

                              INDEX TO FORM 10-Q

                                                                      Page
                                                                     Number

PART I.           FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:

                  Statements of Operations - For the Thirteen
                  and Thirty-Nine Weeks Ended October 2, 1998 and
                  October 3, 1997                                       3

                  Statements of Financial Condition - October 2, 1998
                  and January 3, 1997                                   4

                  Statements of Cash Flows - For the
                  Thirty-Nine Weeks Ended October 2, 1998 and
                  October 3, 1997                                       5

                  Statement of Shareholders' Equity- For the
                  Thirty-Nine Weeks Ended October 2, 1998               6

                  Notes to Condensed Consolidated Financial
                  Statements                                          7-11

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 12-16

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of

                  Security Holders                                     17

Item 6.           Exhibits and Reports on Form 8-K                     17

                  Exhibit No. 27

SIGNATURES

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           ARTESYN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands Except Per Share Data)
                                   (Unaudited)

                                                           THIRTEEN WEEKS ENDED     THIRTY-NINE WEEKS ENDED
                                                          OCTOBER 2,  OCTOBER 3,     OCTOBER 2,    OCTOBER 3,
                                                            1998         1997           1998          1997
                                                          ---------    ---------      ---------    ---------
SALES                                                      $124,582     $133,744      $393,584     $379,085
COST OF SALES                                                90,549       97,452       291,319      277,439
                                                          ---------    ---------      ---------    ---------
GROSS PROFIT                                                 34,033       36,292       102,265      101,646
                                                          ---------    ---------      ---------    ---------
EXPENSES
  Selling, general & administrative                          13,385       12,701        42,136       37,098
  Research & development                                      8,413        7,720        25,657       21,607
  Restructuring charge                                            -            -         7,189            -
                                                          ---------    ---------      ---------    ---------
TOTAL OPERATING EXPENSES                                     21,798       20,421        74,982       58,705
                                                          ---------    ---------      ---------    ---------
OPERATING INCOME                                             12,235       15,871        27,283       42,941
                                                          ---------    ---------      ---------    ---------
OTHER INCOME (EXPENSE)
  Interest expense                                             (935)     (1,358)        (3,069)      (3,483)
  Interest income                                               650         455          1,994        1,326
                                                          ---------   ----------      ---------    ---------
                                                               (285)       (903)        (1,075)      (2,157)
                                                          ---------   ----------      ---------    ---------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES        11,950      14,968         26,208       40,784
PROVISION FOR INCOME TAXES                                    3,950       4,585          8,797       12,888
                                                          ---------   ----------      ---------    ---------
INCOME FROM CONTINUING OPERATIONS                             8,000      10,383         17,411       27,896
DISCONTINUED OPERATIONS
Loss from operations, net of income taxes of ($222)               -           -              -         (333)
Loss on disposal of RTP including provision of $1,000
for operating losses during phase-out period, net
of tax benefit of $1,152                                          -           -              -       (1,729)
                                                          ---------   ----------      ---------    ---------
NET INCOME                                                 $  8,000    $ 10,383       $ 17,411     $ 25,834
                                                          =========   ==========      =========    =========
EARNINGS PER SHARE
BASIC-
  Income from Continuing Operations                       $   0.21     $   0.28       $  0.45       $  0.77
  Discontinued Operations                                        -            -             -         (0.06)
                                                          ---------   ----------      ---------    ---------
  Net Income                                              $   0.21     $   0.28       $  0.45       $  0.71
                                                          =========   ==========      =========    =========

ASSUMING FULL DILUTION-
  Income from Continuing Operations                       $   0.20     $   0.25       $  0.42       $  0.70
  Discontinued Operations                                        -            -             -         (0.06)
                                                          ---------   ----------      ---------    ---------
  Net Income                                              $   0.20     $   0.25       $  0.42       $  0.64
                                                          =========   ==========      =========    =========
NUMBER OF SHARES USED IN THE PER SHARE CALCULATION
  Basic                                                      38,498      36,865         38,536       36,469
  Assuming Full Dilution                                     40,394      41,447         40,981       40,253


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
                                                           =============     =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  ARTESYN TECHNOLOGIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Dollars in Thousands)
                                         (Unaudited)

                                                                   THIRTY-NINE WEEKS ENDED
                                                                 OCTOBER 2,        OCTOBER 3,
                                                                    1998              1997
                                                                  ---------        ----------
OPERATING ACTIVITIES:
  Net income                                                       $17,411          $25,834
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                   12,511            9,695
    Provision for restructuring charge                               7,189                -
    Provision for discontinued operations                                -            1,636
    Deferred income taxes                                           (2,181)          (1,175)
    Other non-cash charges                                           5,307            1,380
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                       8,590          (25,493)
    Increase in inventories and prepaid expenses and other          (5,974)         (12,180)
    Increase (decrease) in accounts payable and
     accrued liabilities                                           (10,409)          18,126
  Net cash provided by discontinued operations                           -            1,423
                                                                  ---------        ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           32,444           19,246
                                                                  ---------        ----------
INVESTING ACTIVITIES:
  Purchases of property, plant & equipment                         (19,862)         (15,516)
  Proceeds from sale of property, plant and equipment                  485                -
  Purchase of the Elba Group, net of cash acquired                       -          (25,768)
  Sale of RTP Corp.                                                  2,150            2,000
  (Increase) decrease in other assets                                 (191)              62
                                                                  ----------       ----------
NET CASH USED IN INVESTING ACTIVITIES                              (17,418)         (39,222)
                                                                  ---------        ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                               -           33,715
  Principal payments on debt and capital leases                    (18,148)         (10,982)
  Proceeds from revolving credit loans                                   -           11,089
  Payments on revolving credit loans                                     -          (11,089)
  Proceeds from exercises of stock options                           3,458            4,421
  Repurchases and retirement of common stoc                        (15,481)               -
                                                                  ---------        ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (30,171)          27,154
                                                                  ---------        ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                428             (442)
                                                                  ---------        ----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                        (14,717)           6,736
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           55,392           34,676
                                                                  ---------        ----------
CASH AND EQUIVALENTS, END OF PERIOD                                $40,675          $41,412
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

RECLASSIFICATION

In response to a review by the Staff of the Securities and Exchange Commission of the Company's Form 10-Q filings for the quarterly periods ended April 3, 1998, July 3, 1998 and October 2, 1998, the Company is revising previously reported financial statements. This revision resulted in no change to previously reported operating income, net income or earnings per share. Specifically, in connection with the Company's restructuring plan, charges for the write-off of certain duplicate inventory items and product lines formerly presented as a component of "Restructuring Charge" in the accompanying consolidated statements of operations for the thirty-nine weeks ended October 2, 1998 have been reclassified as a component of Cost of Sales. See Note 6.

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
                                                 =======       =======

6.    RESTRUCTURING

As previously reported, during the first quarter of 1998, the Company recorded a $9.6 million pre-tax charge in connection with the Company's restructuring plan following the merger with Zytec Corporation. This amount is allocated as follows in the accompanying consolidated statement of operations: $7.2 million to Restructuring Charge, as further described below, and $2.4 million to Cost of Sales, related principally to inventory write-offs of duplicate product development programs which were underway at Computer Products, Inc. and Zytec Corporation prior to the merger. The restructuring charge relates to the elimination of duplicate facilities in an effort to reduce costs pursuant to the Company's integration plan. Specific restructuring actions include the closure of certain manufacturing facilities through the consolidation of manufacturing operations, with corresponding personnel reductions, the realignment of the Company's workforce to eliminate duplicate functions, particularly in administrative areas and other cost-savings actions.

The components of the restructuring charge and related charge for inventory write-offs recorded in the first quarter of 1998, payments and other activities through the third quarter of 1998, and the remaining reserve balances at October 2, 1998 were as follows ($000s):

                                          Employee
                                         Termination         Asset         Facility       Product Line
                                           Benefits       Write-offs       Closures      Rationalization
                                        -------------     ------------    -------------  ---------------

Restructuring provision /write offs          $3,956           $1,231        $2,002              $2,411
Cash payments                                (2,488)               -          (262)                  -
Non-cash activities                               -           (1,231)            -              (2,411)
                                        -------------     ------------    -------------   ----------------
Reserve balance at October 2, 1998           $1,468       $        -        $1,740          $        -
                                        =============     ============    =============   ================

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

                         PART I - FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In response to a review by the Staff of the Securities and Exchange Commission of the Company's Form 10-Q filings for the quarterly periods ended April 3, 1998, July 3, 1998 and October 2, 1998, the Company is revising previously reported financial statements. The revisions resulted in no change to previously reported operating income, net income or earnings per share. The revisions included: (1) in connection with the Company's restructuring plan, a charge of $2.4 million related to the Company's restructuring plan for the write-off of certain duplicate inventory items and product lines formerly presented as a component of "Restructuring Charge" in the accompanying consolidated statements of operations for the thirty-nine weeks ended October 2, 1998 has been reclassified as a component of Cost of Sales; and (2) the Company's Year 2000 initiatives and effects have been provided under the Liquidity and Capital Resources section of the Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

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

The Company's continued focus on achieving material and manufacturing overhead savings was reflected in the current quarter's gross margin, which improved both sequentially and from the year ago quarter to 27.3%, notwithstanding reduced sales volume and a more price competitive market place. Also, the current year-to-date margin of 26.0% is slightly lower compared to the 26.8% reported for the nine-month period a year ago, primarily due to the $2.4 million charge for the write-off of duplicate product lines between the merged companies related to the Company's restructuring plan. Although the Company continues to focus on reducing manufacturing costs and improving overall processes, the Company does not anticipate that gross margins will vary significantly from the current level due to continuing competitive pricing pressures and changes in product mix.

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

As previously reported, during the first quarter of 1998, the Company recorded a $9.6 million pre-tax charge in connection with the Company's restructuring plan following the merger with Zytec Corporation. This amount is allocated as follows in the accompanying consolidated statement of operations: $7.2 million to Restructuring Charge, as further described below, and $2.4 million to Cost of Sales, related principally to inventory write-offs of duplicate product development programs which were underway at Computer Products, Inc. and Zytec Corporation prior to the merger. The restructuring charge relates to the elimination of duplicate manufacturing facilities in an effort to reduce costs pursuant to the Company's integration plan. Specific restructuring actions include the elimination of certain manufacturing facilities through the consolidation of manufacturing operations, with corresponding personnel reductions, the realignment of the Company's workforce to eliminate duplicate functions particularly in administrative areas, and other cost-savings actions. Total expected cash expenditure relating to the restructuring charge is estimated to be approximately $6.0 million, which, with the exception of certain lease-related cash requirements, is expected to be paid in the near term. To date, the Company has paid approximately $2.8 million primarily for employee termination benefits.

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

YEAR 2000 INITIATIVES AND EFFECTS

The Company has formed an internal Year 2000 compliance team and developed a compliance plan to evaluate its internal facilities, engineering and manufacturing processes, and business information systems with respect to Year 2000 readiness and compliance. Included in this evaluation are the Company's products and systems and potential impact of the Company's significant suppliers and customers. The Company is in the process of communicating with its significant suppliers and large customers to determine the extent to which the Company might be vulnerable to those third parties' failures to remedy their Year 2000 issues. The Company does not believe that it has material exposure related to the Year 2000 issue for the products it has sold. The Company's current standard and custom product sets do not include date sensitive software or components and are, therefore, Year 2000 compliant.

There are five phases that describe the Company's process in becoming Year 2000 compliant. Phase 1, the awareness phase, encompasses developing a budget and project plan. Phase 2, the assessment phase, identifies mission-critical systems to check for compliance. Phase 3, the remediation phase, includes the actual corrective activities for non-compliant systems and processes. The Company is currently involved in some phase 3 remediation activities while completing the inventory and final assessment of internal applications and infrastructure. Inventory completion is scheduled for January 1999 with final assessments of Year 2000 issues scheduled for completion in February 1999. The remaining two phases, validation and implementation, are expected to start in February 1999 and be completed later in 1999.

The Company's current primary business information systems, in both the United States and its foreign locations, are known to be non-compliant. Upgrades for the Company's European and Asia Pacific locations will be completed and installed by December 1999. In addition, the Company is proceeding with a phased installation of a new Year 2000 compliant Enterprise Resource Planning (ERP) system to replace its existing legacy application systems. The Company's goal is to complete the ERP implementation within all North American Artesyn facilities by mid 1999. In case of unexpected delays in the implementation of the ERP systems in North America, the Company's contingency plan will include the upgrade of its current business information systems to be Year 2000 compliant. The Company believes that it will have sufficient time to upgrade these systems in case of such a delay. The cost to upgrade these systems is not expected to be material. The implementation of the ERP system for the Company's European and Asia Pacific locations is planned to be completed by mid year 2000. The implementation and installation of the new ERP system was a planned system change following the merger with Zytec Corporation to integrate the merged companies, and such implementation is not deemed undertaken solely for the Company to become Year 2000 compliant.

The Company has not completed its assessment of the total costs to address and remedy Year 2000 issues. The Company anticipates that it will complete a detailed breakdown of estimated costs following completion of the Company's inventory and risk assessment in February 1999. These costs will include time and effort of internal staff and consultants for renovation, validation and implementation, and computer and embedded technology systems enhancements and/or replacements. The total costs, excluding the implementation of the ERP systems, for achieving Year 2000 compliance is currently estimated at $3.5 million, of which approximately $500,000 has been incurred to date. Of the total estimated amount, approximately $2.5 million is expected to be capitalized and approximately $1.0 million is expected to be expensed as incurred. The total estimated cost to implement the new ERP systems is approximately $25 million to be incurred over a three-year period of which $22 million will be capitalized and amortized and $3.0 million will be expensed as incurred. The Company expects these expenditures to be financed through operating cash flows or borrowings, as applicable.

The Company presently believes that its Year 2000 plan is sufficient and that the Year 2000 issue will not pose significant operational problems. However, the Company has identified the following potential Year 2000 risks at this time: 1) suppliers and/or customers may not be Year 2000 compliant; 2) ERP installation may not be completed on time; and 3) new systems/upgrades have incomplete or inadequate testing. The risk posed by suppliers to the Company is an interruption of material flow which would impact shipments and resultant revenue. The risk posed by customers is a cancellation or delay in orders of products by customers who are not Year 2000 ready or whose costs to remedy Year 2000 issues are so significant that they cancel or delay orders. The risk of ERP installation not being complete is mitigated by the Company's anticipated ability to be able to upgrade current information systems with Year 2000 upgrades, as applicable, for an amount not deemed by the Company to be material. In addition, Year 2000 issues would have a significant impact on the Company's operations and its financial results if: modifications cannot be completed on a timely basis; unforeseen needs or problems arise; or if systems operated by third parties are not Year 2000 compliant.

A "worst case scenario" Year 2000 Company contingency plan is expected to be completed by February 1999. The contingency plan will address plans to minimize any potential impact on Company operations in the case of unplanned Year 2000 related failures. The plan will include the upgrade of current information systems to Year 2000 compliant versions as well as management of materials and inventory to cover potential supplier missed shipments.

The Company has not been required to, and does not anticipate, deferring any projects as a result of its Year 2000 preparation.

The estimates and conclusions set forth herein regarding Year 2000 compliance contain forward-looking statements and are based on management's estimates of future events and information provided by third parties. There can be no assurance that such estimates and information will prove to be accurate. Risks to completing the Year 2000 project include the availability of resources, the Company's ability to discover and correct potential Year 2000 problems and the ability of suppliers, customers and other third parties to bring their systems into Year 2000 compliance.

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

                                                ARTESYN TECHNOLOGIES, INC.
                                                --------------------------
                                                      (Registrant)

DATE:    December 21, 1998                    BY:   /s/ Richard J. Thompson
                                                      -----------------------
                                                      Richard J. Thompson
                                                      Vice President Finance
                                                         Chief Financial Officer