Form 10-K
period 1999-01-01
ARTESYN TECHNOLOGIES INC
filed 1999-03-26
CIK 23071

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended JANUARY 1, 1999           Commission File No. 0-4466

                           ARTESYN TECHNOLOGIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

        FLORIDA                                                  59-1205269
        -------                                                  ----------
    (STATE OR OTHER                                        (I.R.S.  EMPLOYER
    JURISDICTION OF                                         IDENTIFICATION NO.)

    INCORPORATION)

7900 GLADES ROAD, SUITE 500, BOCA RATON, FL                     33434-4105
-------------------------------------------                     ----------
  (Address of principal executive offices)                      (ZIP CODE)

                                (561) 451-1000
                                --------------
             (Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $0.01 PAR VALUE
                          COMMON STOCK PURCHASE RIGHTS
                          ----------------------------
                              (Title of each class)

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 15, 1999 was approximately $340 million.

As of March 15, 1999, 36,912,885 shares of the Registrant's, $0.01 par value, Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's annual shareholders' report for the year ended January 1, 1999 (the "Annual Report") are incorporated by reference into Parts I and II hereof.

Portions of the Company's proxy statement for the annual meeting of shareholders to be held on May 6, 1999 are incorporated by reference into Part III hereof.

                                    PART I

ITEM 1.     BUSINESS

Artesyn Technologies, Inc. (formerly named Computer Products, Inc.) was incorporated under the laws of the State of Florida in 1968. Unless the context indicates otherwise, as used herein the term "Company" means Artesyn Technologies, Inc. and its consolidated subsidiaries.

The Company received shareholder approval at its annual shareholders' meeting held in May 1998 to legally change the Company's corporate name from Computer Products, Inc. to Artesyn Technologies, Inc. Since that date, the Company's Common Stock has been trading on The Nasdaq Stock MarketSM under the symbol ATSN.

The Company operates in one industry segment encompassing the design, development, manufacture, sale and service of electronic products and subsystems targeted at the communications industry. The Company designs, develops, manufactures and markets (i) power conversion products for electronic equipment used in commercial and industrial applications requiring a precise and constant voltage level for proper operation, (ii) high performance single-board computers, systems and subsystems for real-time applications, and provides repair services and logistics for a variety of products primarily for one significant customer.

INDUSTRY OVERVIEW

The Company is one of the leading providers of power supplies, power converters and distributed power systems to the communications industry. According to independent industry sources, the Company ranks among the top ten worldwide independent power supply manufacturers in sales volume. The Company also designs and manufactures high performance board-level computers and communication controllers, integrating them with real-time operating system and protocol software to form complete subsystems for communications and other real-time applications.

Power supplies, power converters and distributed power systems perform many essential functions relating to the supply, regulation, and distribution of electrical power within electronic equipment. Electronic systems require a steady supply of electrical power at one or more voltage levels. AC-to-DC power supplies convert alternating electric current ("AC") (the form in which virtually all electric current is delivered by utility companies) from a primary power source into the direct current ("DC") required to operate virtually all solid state electronic equipment. DC-to-DC power supplies are used to convert a particular direct current voltage into another (higher or lower) direct current voltage that is required by the electronic device to which it is connected. Power supplies can also be designed to perform diagnostic functions that prevent electronic equipment from being damaged by such equipment's own malfunction, as well as provide power through use of a short-term battery back-up system when the electronic equipment's primary power source fails.

The prevalent technology now used in power supplies is switching technology. Before the development of switching power supplies, power supply technology was fairly simple, and power supplies consisted of a transformer and some related components to rectify and control power surges. As the complexity of electronic equipment has increased, power supplies and their underlying technology have become more advanced. Switching power supplies, such as those manufactured by the Company, have hundreds of components, provide advanced diagnostic and power management functions, can be designed to provide battery back-up power, and are smaller and more efficient than the older power supplies that used simpler technology.

                           SWITCHING POWER SUPPLIES

 [GRAPHIC SHOWING FROM AC WALL POWER IN TO AC TO DC POWER SUPPLY TO A DISK
          DRIVE OR MEMORY OR INTEGRATED CIRCUITS OR MOTORS OR MONITORS]

A further enhancement of AC-to-DC power supplies emerging in the industry utilizes a newer more flexible switching technology which the Company refers to as "distributed power architecture" ("DPA"). Most electronic systems have a number of subsystems, each of which may require a different operating voltage or level of power. As a result, power supplies can be designed to have multiple outputs that can provide varying voltage levels to subsystems within an electronic system. In such power supplies, power is "distributed" throughout the system so that in addition to the system's main AC-to-DC power supply, DC-to-DC converters located on or near the subsystem or component being powered change the DC voltage to the specific level of DC voltage needed for that particular subsystem or component. Distributed power permits greater flexibility to meet the power supply requirements of electronic systems if components or subsystems are added or upgraded.

                        DISTRIBUTED POWER ARCHITECTURE

                    [GRAPHIC SHOWING FROM INPUT TO AC TO DC
                   FRONT END TO OUTPUT TO VARIOUS SUB SYSTEMS]

MARKET OVERVIEW

The overall market for power supplies can be classified as follows:

    Merchant/Captive. Merchant power supply manufacturers, such as the Company, design and manufacture power supplies for use by other third parties. Captive power supply manufacturers design and manufacture power supplies for use within their own products. Currently, the merchant portion of the power supply market is believed to be approximately 55%. According to independent industry sources, the merchant sector is projected to grow to 60% of the overall market in the year 2000 as Original Equipment Manufacturers ("OEMs") demand product options and features and high-quality levels that make power supplies increasingly more difficult to design and manufacture in-house.

    PowerRange. The power supply market is also classified by power supply output range, as follows:


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

  Custom/Standard. Custom power supplies are designed and manufactured to meet the form, fit, and functional requirements of an OEM's unique and specific application. They are attractive to OEMs because they present increased design flexibility, provide the lowest cost, and allow the use of special features. Standard, "off-the-shelf" power supplies are not design-specific but also do not require substantial up-front engineering design costs. Once a product has reached the stage of development where the OEM is confident that there will be a market demand for the product, it is typically cost-effective to custom design a unique power supply to meet that product's specific requirements. The OEM is then able to utilize a moderately high-volume, customized solution at the lowest cost per watt of power without paying for unnecessary features or capabilities.

The Company believes a number of important trends currently affecting its customers will continue to shape the power supply marketplace. The applications markets that are growing rapidly, such as workstations and data communications hardware (e.g., hubs, routers and file servers), need mid-range power supplies. In addition, OEMs face pressure from end-users to improve the price and performance of products, bring new products to market quickly, provide more product options and features, reduce product size, and meet increasingly complex safety and regulatory agency standards. The Company believes that these pressures will support the need for and encourage a modest migration from captive manufacturers to merchant-provided, custom-designed power supply manufacturers, such as the Company, particularly in the mid-range sector of the market.

The Company's products are manufactured in Redwood Falls, Minnesota; Broomfield, Colorado; Madison, Wisconsin; Kindberg, Austria; Tatabanya, Hungary; Youghal, Ireland; Oberhausen and Ensiedel, Germany; and in Hong Kong and Zhongshan, China. Activities are also carried on in Vienna, Austria; Etten-Leur, Netherlands; Eden Prairie, Minnesota; Framingham, Massachusetts; and Fremont, California.


REPAIR AND LOGISTICS SERVICES

The Company provides repair services for a variety of products primarily manufactured by Hewlett-Packard Company. The process to repair products that fail in the field involves the logistics of arranging for return of products and, when they have been repaired, arranging for delivery of products to their customers. This function has traditionally been accomplished as part of the OEM's business. In the 1980s and 1990s, as companies have focused their energies on core competencies, electronics manufacturers have often outsourced many activities that they do not consider essential to their business. The Company was retained by Hewlett-Packard ("HP") in 1992 to manage inbound and outbound logistics for some of HP's computer products and to repair certain products. This business has grown rapidly since 1992 as HP has transferred repairs of more products to the Company. Since 1992, the Company has taken over from HP the repair of laserjet and deskjet printers, facsimile machines, and scanners and the servicing of other products. Through 1998, nearly all of the Company's revenue from repair and logistics services were from HP.

It is the Company's strategy to expand its facilities within the value chain of manufacturer distribution and repair. For this purpose, the Company has established a Foreign Trade Zone ("FTZ"), which allows reduced or delayed customs duties on products returned from foreign locations for repair or on component parts shipped to the United States and assembled in the FTZ. The FTZ, together with existing repair processes, allows the Company to service both domestic and foreign products and, in combination with its process design capability, to perform assembly or light manufacturing operations. Another expansion of the value chain involves network services operations, which plan to target configuration and installation of hardware, as well as provide follow-on maintenance.

The Company's repair and logistics services are centered in its Lincoln, California, facility.

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

    Provide Leading-Edge Engineering and Time-to-Market

The Company's target markets and customers are characterized by high growth rates and continually evolving technology. As a result, its customers typically require leading-edge technology designed in a relatively short period. The Company has been working to reduce the time-to-market for its products through two initiatives: concurrent engineering and design-ready platforms. Concurrent engineering creates a process allowing all functional disciplines to take part in a product's design from the very beginning. With design-ready platforms, the Company can modify standard platforms to meet specific customers' needs for a customized product, a fast fulfillment schedule and an affordable price. These initiatives have contributed to a reduction of average time-to-market from 72 weeks in 1994 to 24 weeks in 1998.

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

    Offer Customers the Lowest Total Cost of Ownership

The Company strives to create value for its customer by seeking to offer them the lowest total cost of ownership. Through manufacturing flexibility, reduced time-to-market, worldwide procurement, design for manufacturability, and unmatched customer service, the Company is able to complement each customer's unique set of needs. The Company has built long-standing relationships with industry leaders by providing a high level of consultation at the earliest stages of design development. This hands-on approach is intended to enable the Company to design all its products to maximize quality and minimize unit cost.

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

    Expand Complementary Businesses

The Company believes that providing a wide range of services affords the Company a competitive advantage, as it further addresses customer needs and, therefore, increases the likelihood that the Company will make continuing sales to its customers. For example, at a customer's request, the Company may build assemblies by adding cables, harnesses, frames, and other components to its power supply unit. In addition, it offers power supply repair services for power supplies manufactured by others.


                            PRODUCTS AND SERVICES

The Company currently offers standard power products in over 1,000 configurations and accommodates a wide variety of customer applications. In addition to its standard power supply products, the Company also pursues the custom power supply business because it capitalizes on its strengths in the areas of sophisticated design, volume manufacturing, and customer service. It has been the Company's experience that competition among qualified design and manufacturing outsourcing companies providing these customized solutions is intense. The competition causes downward pressure on gross margins, which is only partially offset by lower selling and distribution costs.

The Company's communications products are designed around and incorporate industry standards, which permit easy portability to a variety of applications. The technology relies on popular and powerful microprocessors from sources such as Motorola, Intel and MIPS. The primary product line combines both the worldwide industry standard VMEbus, which defines physical board size and signal characteristics for the interconnection of microprocessors. Application requirements for these products usually include environments requiring rapid computer response time with high quality processing capabilities, such as telecommunications or data communications.

For further information on sales, particularly with respect to foreign and intercompany sales, refer to Note 18 of the Notes to Consolidated Financial
Statements in the Company's Annual Report, which is incorporated herein by reference. The Company's business is not seasonal in nature.

                          MARKETING AND DISTRIBUTION

The Company's products are sold directly to OEMs, private-label customers and distributors. In addition, the Company's sales and engineering personnel supervise and provide technical assistance to independent domestic sales representatives and to domestic and foreign distributors.

The Company's customers for communication products are primarily OEMs who use the products for high-speed telecommunications applications. They are also used in other areas such as medical instrumentation, airplane and weapons training simulators, process control, industrial automation and traffic control systems. Management believes that the market for VMEbus and real-time products will expand as communications companies move from proprietary to open systems in order to speed time to market and enhance upgrade capability.

The Company's communication products are marketed domestically through independent sales representative organizations. Substantially all foreign sales are made through independent foreign distributors and foreign trading companies. Certain sales are made on a direct basis.

Sales representatives are responsible for marketing the Company's repair business in North America.

Although the Company seeks to diversify both its customer and market application base, sales to three customers amounted to 17%, 11%, and 10%, respectively, of 1998 sales.

The Company has derived a significant portion of its sales in recent years from its international operations. Thus, the Company's future operations and financial results could be significantly affected by international factors, such as changes in foreign currency exchange rates or political instability. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's future results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates. See Note 17 of the Notes to Consolidated Financial Statements in the Company's Annual Report, incorporated herein by reference, for additional information.

                           MATERIALS AND COMPONENTS

The manufacture of the Company's products requires a wide variety of materials and components. The Company has multiple external sources for most of the materials and components used in its production processes, and it also manufactures certain of these components. Although the Company has from time to time experienced shortages of certain supplies, such shortages have not resulted in any significant disruptions in production. The Company believes that there are adequate alternative sources of supply to meet its requirements.

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

                                   BACKLOG

Sales are generally made pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on hand generally having delivery dates scheduled within the next six months. Order backlog from continuing operations at January 1, 1999 was $98.3 million as compared to $103.1 million at January 2, 1998. Historically, the effects of changes and cancellations have not been significant to the Company's operations. The Company expects to ship substantially all of its January 1, 1999 backlog in the first six months of fiscal 1999.

                                 COMPETITION

The industry in which the Company competes is highly competitive and characterized by increasing customer demands for improved product performance, shorter manufacturing cycles and lower prices. These trends result in frequent introductions of new products with added capabilities and features and continuous improvements in the relative price/performance of the products. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could adversely affect the Company's results of operations and financial condition. The Company's principal competitors include Lucent Technologies, Delta Product and Astec (BSR) plc. Certain of the Company's competitors have also been engaged in merger and acquisition transactions. Such consolidations by competitors are likely to create entities with increased market share, customer bases, technology and marketing expertise, sales force size, and/or proprietary technology. These developments may adversely affect the Company's ability to compete.

                           RESEARCH AND DEVELOPMENT

The Company maintains active research and development departments which are engaged in the modification and improvement of existing products and the development of new products. Expenditures for research and development during fiscal years 1998, 1997, and 1996 were approximately $33.4 million, $30.0 million, and $23.6 million, respectively. As a percentage of total sales, research and development accounted for 6.3%, 5.7%, and 5.4% in fiscal years 1998, 1997 and 1996, respectively. Research and development spending has increased in each of the past three years as the Company invested in new product platforms to service the communications industry. The Company believes that the timely introduction of new technology and products is an important component of its competitive strategy.

                                  EMPLOYEES

The Company presently employs approximately 4,300 full-time people. In addition, the Company presently has approximately 2,300 temporary employees and contractors primarily in its China facility. The Company's ability to conduct its present and proposed activities would be impaired if the Company lost the services of a significant number of its engineers and technicians and could not readily replace them with comparable personnel. Although there is demand for qualified technical personnel, the Company has not, to date, experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet its needs.

None of the Company's domestic employees is covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

                            ENVIRONMENTAL MATTERS

Compliance with federal, state and local laws and regulations regulating the discharge of materials into the environment has not had, and, under present conditions the Company does not anticipate that such laws and regulations will have, a material effect on the results of operations, capital expenditures, financial condition or competitive position of the Company.

ITEM 2.     PROPERTIES

The Company currently occupies approximately 1,400,000 square feet of office and manufacturing space worldwide. Approximately 38% of the space utilized by the Company is owned while 62% is leased. The Company maintains the following facilities:

                                                                           APPROXIMATE            OWNED VS.
      FACILITY                      PRIMARY ACTIVITY                      SQUARE FOOTAGE           LEASED
      --------                      ----------------                      --------------           ------
Boca Raton, FL                  Corporate Headquarters                         7,000               Leased
Broomfield, CO                  Manufacturing                                 81,000               Leased
Eden Prairie, MN                Engineering, Administration                   28,000               Leased
Ensiedel, Germany               Manufacturing                                 28,400               Owned
Etten-Leur, Netherlands         Administration                                19,000               Leased
Framingham, MA                  Engineering, Administration                   25,000               Leased
Fremont, CA                     Engineering, Administration                   45,000               Leased
Hong Kong                       Manufacturing                                144,900               Owned
Huntington Beach, CA            Manufacturing                                 45,000               Leased
Kindberg, Austria               Manufacturing                                 75,000               Leased
Lincoln, CA                     Repair, Logistics                            438,000               Leased
Madison, WI                     Manufacturing                                 46,000               Owned
Oberhausen, Germany             Manufacturing                                 62,500               Owned
Redwood Falls, MN               Manufacturing                                103,000               Owned
Redwood Falls, MN               Manufacturing                                 87,000               Leased
Tatabanya, Hungary              Manufacturing                                 62,000               Owned
Vienna, Austria                 Engineering, Administration                   17,200               Leased
Youghal, Ireland                Manufacturing                                 86,000               Owned


In addition to the above locations, the Company has leased sales offices located in or near London, England; Paris, France; and Munich, Germany. The Company considers the facilities described in this Item to be generally well maintained, adequate for its current needs and capable of supporting a reasonably higher level of demand for its products and services.

ITEM 3.     LEGAL PROCEEDINGS

The Company is a party to various legal proceedings, which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.    EXECUTIVE OFFICERS


Name                                Age           Position(s) with the Company
----                                ---           ----------------------------
Robert J. Aebli                      63           President - Communication Products

Louis R. DeBartelo                   58           President - North America Commercial

Harvey Dewan                         59           President -North America and Asia Manufacturing

Eoin Gilley                          37           Managing Director - Europe

Thomas J. Kent                       50           President - Solutions

Hartmut Liebel                       36           Corporate Treasurer

Joseph J. Matz                       59           Managing Director - Europe Commercial

Joseph M. O'Donnell                  52           Co-Chairman of the Board of Directors,
                                                    President and Chief Executive Officer

John M. Steel                        54           Vice President - Marketing and New
                                                     Product development, Director

Richard J. Thompson                  49           Vice President - Finance, Chief Financial Officer
                                                     And Secretary

Robert J. Aebli has served as President of the Company's Communication Products division since November 1993. From 1991 to 1993 Mr. Aebli served as Vice President - Operations of Contraves, Inc., a manufacturer of testing and simulation systems.

Louis R. DeBartelo was appointed President of the Company's North America Commercial division in 1993. From 1992 to 1994 he served as the Company's President - Power Conversion National Accounts Division.

Harvey Dewan was appointed President of North America and Asia Manufacturing in December 1997. From February to December 1997, Mr. Dewan was Vice President of Operations for the Company's Communication Products division. From 1969 to April 1996, Mr. Dewan held various positions with General Instrument Corporation, most recently as Vice President of Quality and General Manager.

Eoin Gilley joined Artesyn on February 2, 1998 as General Manager, European Operations and was appointed to the position of Managing Director - Europe in August 1998. From 1995 to early 1998, Mr. Gilley served as Vice President/General Manager Europe with Quarterdeck International Ltd. From 1981 to 1994, Mr. Gilley held various positions with Apple Computer, most recently as Director of Operations in Supply Chain Re-Engineering.

Thomas J. Kent was appointed President of the Solutions division in December 1997. Mr. Kent had been General Manager of Zytec's Services and Logistics operations since 1994 and was named Vice President of Services and Logistics as well as a director of Zytec in 1996. From 1990 to 1994, Mr. Kent was employed by US Windpower, most recently as its Director of Customer and Site Support.

Hartmut Liebel was appointed to the position of Corporate Treasurer in February 1998. Prior to joining the Company, Mr. Liebel had been employed by W.R. Grace & Co., a global specialty chemical supplier, as Assistant Treasurer from 1995 to 1997 and as Director of Financial Risk Management during 1993 and 1994.

Joseph J. Matz was appointed to the position of Managing Director - Europe Commercial in December 1997. Mr. Matz joined Zytec in November 1991 as Managing Director of its Austrian division.

Joseph M. O'Donnell was appointed as Chairman of the Board of Directors in February 1997 and as Co-Chairman of the Board following the merger with Zytec Corporation ("Zytec") in December 1997. Mr. O'Donnell has served as President and Chief Executive Officer of the Company since July 1994. Mr. O'Donnell served as Managing Director of O'Donnell Associates, a consulting firm, from March 1994 to June 1994; and as Chief Executive Officer of Savin Corporation, an office products distributor, from October 1993 to February 1994. He is a Director of Boca Research, Inc., a manufacturer of data communications, multimedia and networking products.

John M. Steel was appointed to the position of Vice President - Marketing and New Product Development in December 1997 and was elected to the Board of Directors at that time. Mr. Steel was a co-founder of Zytec and had been an officer and a director of Zytec since 1984.

Richard J. Thompson has served as Vice President - Finance, Chief Financial Officer, and Secretary of the Company since June 1990.

ITEM 5.     MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND RELATED  STOCKHOLDER
            MATTERS

The common stock of Artesyn Technologies, Inc. is traded on The Nasdaq National Stock Marketsm under the symbol ATSN. High and low sales prices of such stock and information pertaining to the number of record holders of the Company's Common Stock appears on page 45 of the Annual Report for the fiscal year ended January 1, 1999 and is incorporated herein by reference.

The Registrant has not paid cash dividends in the past and no change in such policy is anticipated. Future cash dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions. However, on July 22, 1998, the Company's Board of Directors authorized a share repurchase program to purchase up to 4.0 million shares of the Company's common stock in the open market or in privately-negotiated transactions, depending on market conditions and other factors. As of January 1, 1999, the Company repurchased and retired 1,211,500 shares of its common stock for a total of approximately $19.4 million in cash. Currently, the Company maintains a $200 million revolving credit facility, which contains certain restrictive covenants that, among other things, require the Company to maintain certain financial ratios and may limit the purchase, transfer or distribution of the Company's assets.

ITEM 6.     SELECTED FINANCIAL DATA

The Consolidated Five-Year Financial History appearing on page 13 of the Annual Report for the fiscal year ended January 1, 1999 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report for the fiscal year ended January 1, 1999 is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk included in the Annual Report for the fiscal year ended January 1, 1999 is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company (including Note 19, Selected Consolidated Quarterly Data- Unaudited) and the independent certified public accountants' report thereon contained in the Annual Report for the fiscal year ended January 1, 1999 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEMS 10, 11, 12 AND 13.

The information called for by that portion of Item 10 which relates to the Directors of the Company, by Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended January 1, 1999. That portion of Item 10 which relates to Executive Officers of the Company appears as
Item 4A of Part I of this Report.

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(A)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

   (1)      FINANCIAL STATEMENTS

The following consolidated financial statements of Artesyn Technologies, Inc. and subsidiaries included in the Company's Annual Report for the fiscal year ended January 1, 1999 are incorporated herein by reference in Item 8 hereof:

      Consolidated Statements of Operations -- Years Ended on the Friday nearest December 31, 1998, 1997, and 1996

      Consolidated Statements of Financial Condition -- as of the Friday nearest December 31, 1998 and 1997

      Consolidated Statements of Cash Flows -- Years Ended on the Friday nearest December 31, 1998, 1997 and 1996

      Consolidated   Statements  of  Shareholders'   Equity  and   Comprehensive
      Income-Years Ended on the Friday nearest December 31, 1998, 1997 and 1996

      Notes to Consolidated Financial Statements

      Report of Independent Certified Public Accountants

   (2)       FINANCIAL STATEMENT SCHEDULE

The following information is filed as part of this Form 10-K and should be read in conjunction with the financial statements contained in the Company's Annual Report for the fiscal year ended January 1, 1999.

   Report of Independent Certified Public Accountants On Schedule

   Report of Independent Accountants

   Schedule for Artesyn Technologies, Inc. and Subsidiaries:

      Schedule II - Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted because they are either not required or not applicable, or because the required information has been included in the consolidated financial statements or notes thereto incorporated herein by reference.

   (3)       EXHIBITS

EXHIBIT #     DESCRIPTION
---------     -----------

2.1 Agreement and Plan of Merger by and between Zytec Corporation, Computer Products Inc. and CPI Acquisition Corp. dated as of September 2, 1997 incorporated by reference to Exhibit 2.1 of Registrant's Registration Statement on Form S-4 filed on September 25, 1997.


2.2 Agreement on the Sale, Purchase and Transfer of Shares dated as of July 22, 1997 - incorporated by reference to Exhibit 2 of Registrant's Registration Statement on Form 8-K filed on August 6, 1997.

2.3 Agreement and Plan of Merger, dated August 23, 1996, by and among Computer Products, Inc., JPS Acquisition Corp, Jeta Power Systems Inc. and Jagdish
     C. Chopra - incorporated by reference to Exhibit 10.50 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1996.

2.4 Asset Purchase Agreement among RT Acquisition Florida Corp., RTP Corp. and Computer Products Inc. dated as of July 5, 1997 - incorporated by reference to Exhibit 10.33 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1997.

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

3.3 Articles of amendment to articles of incorporation of the Company incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K filed on May 6, 1998.

3.4 Articles of amendment to articles of Incorporation of the Company, as amended on December 22, 1998.

4.1 Amended and Restated Rights Agreement, dated as of November 21, 1998, between the Company and The Bank of New York as Rights Agent, including the form of Right Certificate and the Summary of Rights to Purchase
      Preferred Shares attached thereto as exhibits B and C, respectively incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed with the Commission on December 22, 1998.

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

10.6 Sublessee Estoppel Certificate to Sublease for facilities of Boschert, Incorporated, dated February 4, 1991, located in Milpitas, California incorporated by reference to Exhibit 10.10 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

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

10.10 Contract to Purchase between Computer Products, Inc. and Sauk Enterprises dated December 23, 1991 for the premises located at 8310 Excelsior Drive, Madison, Wisconsin - incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1992.

10.11 Lease for facilities of the executive offices located in Boca Raton, Florida - incorporated by reference to Exhibit 10.23 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1988.

10.12 Outside   Directors'   Retirement   Plan,   effective   October  17,  1989
      incorporated by reference to Exhibit 10.22 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1989.

10.13 1990 Performance Equity Plan - incorporated by reference to Exhibit 10.26 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.14 1990 Outside  Directors'  Stock Option Plan - incorporated by reference to
      Exhibit 10.27 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.15 Manufacturing and Development Agreement dated March 16, 1992, between Computer Products, Inc. and Analogic Corporation - incorporated by reference to Exhibit 10.30 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1992.

10.16 License Agreement dated March 16, 1992, between Computer Products, Inc. and Analogic Corporation - incorporated by reference to Exhibit 10.31 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1992.

10.17 Asset Purchase Agreement between Computer Products, Inc., Tecnetics Incorporated, Miller Acquisition Corporation and certain former managers of Tecnetics Incorporated - incorporated by reference to Exhibit 10.29 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1992.

10.18 Manufacturing License and Technical Assistance Agreement between Heurikon Corporation and Lockheed Sanders, Inc. dated January 31, 1992 incorporated by reference to Exhibit 10.34 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1992.

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

10.23 Grant Agreement, dated October 26, 1994, by and among the Industrial Development Authority of Ireland, Power Products Ltd. and Computer Products, Inc. - incorporated by reference to Exhibit 10.43 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1994.

10.24 1996 Employee  Stock  Purchase Plan -  incorporated  by reference to
      Exhibit 10.45 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

10.25 1990  Performance  Equity Plan as amended -  incorporated  by reference to
      Exhibit 10.46 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

10.26 1990 Outside Directors Stock Option Plan, restated as of January 25, 1996 incorporated by reference to Exhibit 10.47 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

10.27 1996 Executive Incentive Plan - incorporated by reference to Exhibit 10.48 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

10.28 Executive  Stock  Ownership  plan -  incorporated  by reference to Exhibit
      10.49 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

10.29 Agreement by and between Oates Business Park and the Company dated May 1, 1995 regarding the leasing of certain premises and real property located in Lincoln, California - Incorporated by reference to Exhibit 10.26 to Form 10-K of Zytec Corporation for the year ended December 31, 1995 (File No. 0-22428).

10.30 Agreement and Addendum by and between Buzz Oates Enterprise and the Company dated September 15, 1995, as amended December 8, 1995, and as second amended March 8, 1996, and as third amended May 14, 1996, and as fourth amended November 8, 1996, regarding the leasing of certain premises and real property located in Lincoln, California - Incorporated by reference to Exhibit 10.19 to Form 10-K of Zytec Corporation for the year ended December 31, 1996.

10.31 Agreement by and between Superior Investments I, Inc. and the Company dated January 22, 1996 regarding the leasing of certain premises and real property located in Broomfield, Colorado - Incorporated by reference to
      Exhibit 10.27 to Form 10-K of Zytec Corporation for the year ended December 31, 1995. (File No. 0-22428).

10.32 RentalAgreement by and between Schrack Elektronik Aktiengesellschaft and IMMORENT-Weiko Grundverwertungsge- sellschaft m.b.H. dated March 14, 1985 (English translation) regarding the leasing of certain real property located in Kindberg, Austria - Incorporated by reference to Exhibit 10.70 to Zytec Corporation's Registration Statement on Form S-1 (File No. 33-68822).

10.33 Real Estate Lease Agreement by and between IMMORENT - Weiko Grundverwertungsge-sellschaft m.b.H. and Schrack Elektronik Aktiengesellschaft dated December 16, 1984 (English translation) regarding the leasing of certain real property located in Kindberg, Austria
      Incorporated by reference to Exhibit 10.71 to Zytec Corporation's Registration Statement on Form S-1 (File No. 33-68822).

10.34 Lease (Rental) Agreement by and between Schrack Telecom AG and Schrack Power Supply Gesellschaft m.b.H. dated February 19, 1991 (English translation) regarding the leasing of certain property located in Kindberg, Austria Incorporated by reference to Exhibit 10.72 to Zytec Corporation's Registration Statement on Form S-1 (File No. 33-68822).

10.35 Sublease (Subrental) Agreement by and between Schrack Power Supply Gesellschaft m.b.H. and Schrack Power Supply Gesellschaft m.b.H. dated February 14, 1991 (English translation) regarding the leasing of certain property located in Kindberg, Austria - Incorporated by reference to
      Exhibit 10.73 to Zytec Corporation's Registration Statement on Form S-1 (File No. 33-68822).

10.36 Sublease (Subrental) Agreement by and between Schrack Power Supply Gesellschaft m.b.H. and Schrack Telecom AG dated February 14, 1991 (English translation) regarding the leasing of certain property located in Kindberg, Austria - Incorporated by reference to Exhibit 10.74 to Zytec Corporation's Registration Statement on Form S-1 (File No. 33-68822).

10.37 Third Addendum to Lease Agreement between Zytec Corporation and Superior Investments I, Inc. dated May 23, 1997 - Incorporated by reference to
      Exhibit 10.2 to Form 10-Q of Zytec Corporation for the quarter ended June 29, 1997.

10.38 Fourth Addendum to Lease Agreement between Zytec Corporation and Superior Investments I, Inc. dated June 27, 1997- Incorporated by reference to
      Exhibit 10.3 to Form 10-Q of Zytec Corporation for the quarter ended June 29, 1997.

10.39 Loan agreement between Herbert Elektronische Gerate GmbH & Co. KG and First Union National Bank, London Branch dated as of July 15, 1997 Incorporated by reference to Exhibit 10.43 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1998.

10.40 Loan agreement between Computer Products, Inc. and First Union National Bank, London Branch dated as of July 15, 1997 - Incorporated by reference to Exhibit 10.44 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1998.

10.41 Amended and restated loan agreement between Computer Products, Inc., First Union National Bank and First Union National Bank, London Branch dated as of July 15, 1997 - Incorporated by reference to Exhibit 10.45 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1998.

10.42 Credit Agreement among Artesyn Technologies, Inc., certain of its subsidiaries, ABN AMRO Bank N.V., as Administrative Agent and Co-Arranger, First Union National Bank, as Syndication Agent and Co-Arranger, NationsBank, N.A., as Co-Agent, dated as of December 31, 1998 - Incorporated by reference to Exhibit 1 of the Registrant's Current Report on Form 8-K, filed with the Commission on December 31, 1998.

10.43 Outside Directors' Retirement Plan effective October 17, 1989, as amended January 25, 1994, August 15, 1996 and January 29, 1998.

13 Annual Report of Artesyn Technologies, Inc. for the fiscal year ended January 1, 1999.

21    List of subsidiaries of the Registrant.

23.1  Consent of Arthur Andersen LLP.

23.2  Consent of PricewaterhouseCoopers LLP.

27    Financial data schedule.


(b)   REPORTS ON FORM 8-K

During the thirteen-week period ended January 1, 1999, the Company filed the following reports on Form 8-K:

On December 22, 1998, the Company filed a Current Report on Form 8-K (pursuant to Item 5 thereof) describing the extension and amendment of its shareholder rights plan.

On December 31, 1998, the Company filed a Current Report on Form 8-K (pursuant to Item 5 thereof) announcing that the Company received funding under a new three-year, multi-currency $200 million credit facility arranged and syndicated by ABN AMRO Bank and First Union National Bank.

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Shareholders of Artesyn Technologies, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Artesyn Technologies, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 22, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. We did not audit the statement of financial condition as of January 3, 1997 and the related statement of operations, shareholders' equity and cash flows for the fiscal year ended January 3, 1997 of Zytec Corporation, a company acquired on December 29, 1997 in a transaction accounted for under the pooling-of-interests method of accounting. Such statements are included in the consolidated financial statements of Artesyn Technologies, Inc. and were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Zytec Corporation, is based solely upon the report of the other auditors. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, based on our audits and the report of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  January 22, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders and Board of Directors of
    Artesyn Technologies, Inc.:

We have audited the consolidated balance sheet of Zytec Corporation as of December 31, 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for the year ended December 31, 1996 (not shown separately in Artesyn Technologies, Inc. Annual Report on Form 10-K for the year ended January 1, 1999). In connection with our audit of such financial statements, we have also audited the related financial statement schedule II, valuation and qualifying accounts for the year ended December 31, 1996 (not shown separately in Artesyn Technologies, Inc. Annual Report on Form 10-K for the year ended, January 1, 1999). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zytec Corporation as of December 31, 1996, and the consolidated results of its operations and its cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
February 18, 1997

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended on the Friday Nearest December 31 ($000s)

---------------------------------------------------------- ----------- ------------------------ ----------------------- -----------
                        COLUMN A                            COLUMN B          COLUMN C                 COLUMN D          COLUMN E
---------------------------------------------------------- ----------- ------------------------ ----------------------- -----------
                                                                       -----------------------
                                                                              Additions
                                                           ----------- ------------ ----------   ----------------------  ----------
                                                            Balance at  Charged to  Charged to         Deductions        Balance at
                                                            Beginning    Costs &      Other      ----------- ----------   End of
                       Description                          of Period    Expenses    Accounts    Description   Amount     Period
---------------------------------------------------------- ----------- ----------- ------------  ----------- ----------- -----------
Fiscal Year 1998:
  Reserve deducted from asset to which it applies:
    Allowance for doubtful accounts                           $1,736      $  138         $ -                   $    -      $1,875
    Restructuring reserve                                          -       5,958           -       (1)          3,163       2,795

Fiscal Year 1997:
  Reserve deducted from asset to which it applies:
    Allowance for doubtful accounts                           $1,312      $  426         $ -       (2)         $    2      $1,736


Fiscal Year 1996:
  Reserve deducted from asset to which it applies:
    Allowance for doubtful accounts                           $1,223      $   89         $  -                  $   -      $ 1,312
    Other                                                        292           -            -      (2)           292            -



(1)  This amount relates to payments.
(2)  This amount relates to recoveries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ARTESYN TECHNOLOGIES, INC.
                                           --------------------------
                                                 (Registrant)

Dated:  March 26, 1999                  By:  JOSEPH M. O'DONNELL
                                             -------------------
                                             Joseph M. O'Donnell
                                             Co-Chairman of the Board, President
                                              and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                     TITLE                               DATE

JOSEPH M. O'DONNELL           Co-Chairman of the Board,           03/26/99
-------------------            President and Chief Executive
JOSEPH M. O'DONNELL            Officer, Director

RONALD D. SCHMIDT             Co-Chairman of the Board            03/26/99
-----------------
RONALD D. SCHMIDT

RICHARD J. THOMPSON           Vice President-Finance,             03/26/99
-------------------           Chief Financial Officer,
RICHARD J. THOMPSON           and Secretary


EDWARD S. CROFT, III          Director                            03/26/99
--------------------
EDWARD S. CROFT, III

DR. FRED C. LEE               Director                            03/26/99
---------------
DR. FRED C. LEE

LAWRENCE J. MATTHEWS          Director                            03/26/99
--------------------
LAWRENCE J. MATTHEWS

STEPHEN A. OLLENDORFF         Director                            03/26/99
---------------------
STEPHEN A. OLLENDORFF

PHILLIP A. O'REILLY           Director                            03/26/99
PHILLIP A. O'REILLY

BERT SAGER                    Director                            03/26/99
----------
BERT SAGER

A. EUGENE SAPP, JR.           Director                            03/26/99
-------------------
A. EUGENE SAPP, JR.

LEWIS SOLOMON                 Director                            03/26/99
-------------
LEWIS SOLOMON

JOHN M. STEEL                 Director                            03/26/99
-------------
JOHN M. STEEL

                                INDEX TO EXHIBITS

EXHIBIT

NO.            DESCRIPTION

3.4            Articles of Amendement to the Articles of Incorporation

10.43 Outside Directors' Retirement Plan effective October 17, 1989, as amended January 25, 1994, August 15, 1996 and January 29, 1998.

13 Annual Report of Artesyn Technologies, Inc. for the fiscal year ended January 1, 1999

21             List of subsidiaries of the Registrant

23.1           Consent of Arthur Andersen LLP

23.2           Consent of PricewaterhouseCoopers LLP

27             Financial Data Schedule