Form 10-Q
period 1999-04-02
ARTESYN TECHNOLOGIES INC
filed 1999-05-13
CIK 23071

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark one)

[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1999

                                      OR

[       ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of April 30, 1999 was 36,946,009 shares.

==============================================================================

                          ARTESYN TECHNOLOGIES, INC.

                              INDEX TO FORM 10-Q

                                                                      Page
                                                                     Number
                                                                     ------

PART I.           FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:

                  Statements of Operations - For the Thirteen
                  Weeks Ended April 2, 1999 and
                  April 3, 1998                                         3

                  Statements of Financial Condition - April 2, 1999
                  and January 1, 1999                                   4

                  Statements of Cash Flows - For the
                  Thirteen Weeks Ended April 2, 1999 and

                  April 3, 1998                                         5

                  Statement of Shareholders' Equity and
                  Comprehensive Income- For the
                  Thirteen Weeks Ended April 2, 1999                    6

                  Notes to Condensed Consolidated Financial
                  Statements                                          7-11

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                12-16

Item 3.           Quantitative and Qualitative Disclosures
                  About Market Risk                                     16

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of
                  Security Holders                                      16

Item 6.           Exhibits and Reports on Form 8-K                      17

                  Exhibit No. 27

SIGNATURES

                        PART I. FINANCIAL INFORMATION
                         Item 1. Financial Statements

                          ARTESYN TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands Except Per Share Data)
                                 (Unaudited)

                                                 Thirteen Weeks Ended
                                                 April 2,      April 3,
                                                   1999          1998
                                                 --------     ---------

Sales                                            $135,116     $147,178
Cost of Sales                                     101,575      111,368
                                                  --------     --------
Gross Profit                                       33,541       35,810
                                                  --------     --------
Expenses
  Selling, general & administrative                13,574       14,352
  Research & development                            8,867        8,959
  Restructuring charge                                  -        7,189
                                                  --------     --------
                                                   22,441       30,500
                                                  -------      --------
Operating Income                                   11,100        5,310
                                                  --------     --------
Other Income (Expense)
  Interest expense                                   (690)      (1,087)
  Interest income                                     341          680
                                                  --------     --------
                                                     (349)        (407)
                                                  --------     --------
Income before Income Taxes                         10,751        4,903

Provision for Income Taxes                          3,440        1,667
                                                  --------    ---------
Net Income                                        $ 7,311      $ 3,236
                                                  ========     ========
Earnings per Share
  Basic                                           $  0.20      $  0.08
                                                  ========     ========

  Diluted                                         $  0.19      $  0.08
                                                  ========     ========

Common and Common Equivalent Shares Outstanding

  Basic                                            37,481       38,461
  Diluted                                          39,056       41,468


The accompanying notes are an integral part of these consolidated financial statements.

                          ARTESYN TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (Amounts in Thousands Except Share Data)
                                  (Unaudited)

                                                                       APRIL 2,         JANUARY 1,
                                                                         1999             1999
                                                                     ------------      -----------
ASSETS
CURRENT ASSETS
  Cash and equivalents                                               $  34,788          $ 41,525
  Accounts receivable, net                                              80,393            88,828
  Inventories                                                           65,992            62,460
  Prepaid expenses and other                                             4,998             4,832
  Deferred income taxes, net                                             7,685             7,685
                                                                     ------------      ----------
    TOTAL CURRENT ASSETS                                               193,856           205,330
                                                                     ------------      ----------
PROPERTY, PLANT & EQUIPMENT, NET                                        78,005            75,032
                                                                     ------------      ----------
OTHER ASSETS
  Goodwill, net                                                         35,156            40,039
  Deferred income taxes, net                                             2,682             2,682
  Other assets                                                           2,565             2,309
                                                                     ------------      -----------
    TOTAL OTHER ASSETS                                                  40,403            45,030
                                                                     ------------      -----------
                                                                      $312,264          $325,392
                                                                     ============      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                                $  2,504          $  2,707
   Accounts payable and accrued liabilities                             84,016            81,653
                                                                     ------------      -----------
    TOTAL CURRENT LIABILITIES                                           86,520            84,360

LONG-TERM DEBT                                                          47,511            50,283
OTHER LONG-TERM LIABILITIES                                              9,666             9,661
                                                                     ------------      -----------
    TOTAL LIABILITIES                                                  143,697           144,304
                                                                     ------------      -----------
SHAREHOLDERS' EQUITY

  Preferred stock, par value $.01; 1,000,000 shares authorized;
    none issued                                                              -                 -
  Common stock, par value $.01; 80,000,000 shares authorized;
    36,900,739 issued and outstanding at April 2, 1999
     (37,882,248 shares at January 1, 1999)                                369               379
  Additional paid-in capital                                            83,480            85,018
  Retained earnings                                                     91,137            99,128
  Foreign currency translation adjustment                               (6,419)           (3,437)
                                                                     ------------      -----------
    TOTAL SHAREHOLDERS' EQUITY                                         168,567           181,088
                                                                     ------------      -----------
                                                                      $312,264          $325,392
                                                                     ============      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                          ARTESYN TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in Thousands)
                                 (Unaudited)

                                                                        THIRTEEN WEEKS ENDED
                                                                      APRIL 2,         APRIL 3,
                                                                       1999              1998
                                                                     ---------        ---------
OPERATING ACTIVITIES
  Net income                                                         $  7,311         $  3,236
  Adjustments  to  reconcile  net  income  to net
   cash  provided  by  operating activities:
    Depreciation and amortization                                       4,674            4,086
    Provision for restructuring charge                                      -            7,189
    Other non-cash charges                                              2,459            2,787
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                          6,170           (1,817)
    Increase in inventories and prepaid expenses and other             (7,090)          (6,361)
    Increase in accounts payable and accrued liabilities                4,582            1,975
                                                                     ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              18,106           11,095
                                                                     ---------        ---------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment                           (8,393)          (4,854)
  (Increase) decrease in other assets                                   2,878             (434)
                                                                     ---------        ---------
NET CASH USED IN INVESTING ACTIVITIES                                  (5,515)          (5,288)
                                                                     ---------        ---------
FINANCING ACTIVITIES
  Principal payments on debt and capital leases                       (18,765)         (11,206)
  Proceeds from revolving credit loans, net of costs                   17,557                -
  Repurchases of common stock                                         (17,916)               -
  Proceeds from exercises of stock options                                730            1,089
                                                                     ---------        ---------
NET CASH USED IN FINANCING ACTIVITIES                                 (18,394)         (10,117)
                                                                     ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                  (934)            (430)
                                                                     ---------        ---------
DECREASE IN CASH AND EQUIVALENTS                                       (6,737)          (4,740)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                              41,525           55,392
                                                                     ---------        ---------
CASH AND EQUIVALENTS, END OF PERIOD                                   $34,788          $50,652
                                                                     =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

  ARTESYN TECHNOLOGIES, INC. CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS'
                        EQUITY AND COMPREHENSIVE INCOME
                   For the Thirteen Weeks Ended April 2, 1999
                             (Amounts in Thousands)
                                  (UNAUDITED)


                                                                                           Foreign
                                                                Additional                 Currency
                                            Common Stock         Paid-in      Retained   Translation  Comprehensive
                                         Shares      Amount      Capital      Earnings    Adjustment      Income
                                         --------    -------    ----------    ---------   ----------   -----------
Balance, January 1, 1999                 37,882         $379       $85,018     $99,128      $(3,437)
  Issuance of common  stock under stock
   option plans                             165            1           729           -            -
  Tax benefit  from  exercises of stock
   options                                    -            -           336           -            -
  Repurchases and retirement of
   common stock                          (1,146)         (11)       (2,603)    (15,302)           -
  Net income                                  -            -             -       7,311            -       $7,311
  Other comprehensive income - foreign
   currency translation adjustment, net
   of tax benefit of $1,403                   -            -             -           -       (2,982)      (2,982)
                                                                                                       -----------
  Comprehensive income                                                                                    $4,329
                                        ---------    -------    ----------    ---------   ----------   ===========
Balance, April 2, 1999                   36,901         $369      $83,480      $91,137      $(6,419)
                                        =========    =======    ==========    =========   ==========



The accompanying notes are an integral part of these consolidated financial statements.

                          ARTESYN TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                April 2, 1999

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows of Artesyn Technologies, Inc. (the "Company"). The results of operations for the thirteen weeks ended April 2, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year 1999. In addition, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders.

Certain prior year amounts have been reclassified to conform with current year's presentation.

2.    INVENTORIES

The components of inventory are as follows ($000s):

                                          April 2,     January 1,
                                            1999         1999
                                         ---------    ----------

      Raw materials                       $31,756        $30,737
      Work in process                      10,928         10,097
      Finished goods                       23,308         21,626
                                          ---------    ----------
                                          $65,992        $62,460
                                          =========    ==========


3.    PROPERTY PLANT & EQUIPMENT, NET

Related accumulated depreciation was $71,787,000 and $69,779,000 at April 2, 1999 and January 1, 1999, respectively.


4.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The  components  of  accounts  payable and  accrued  liabilities  are as follows
($000s):

                                            April 2,      January 1,
                                              1999           1999
                                           ----------     ----------

      Accounts payable                     $41,734          $42,025
      Accrued liabilities:
        Compensation and benefits           12,952           13,543
        Income taxes payable                10,874            8,296
        Warranty reserve                     4,821            4,897
        Restructuring reserve                2,068            2,795
        Other                               11,567           10,097
                                          ----------      ----------
                                           $84,016          $81,653
                                          ==========      ==========

5.    INCOME TAXES

The provision for income taxes reflects federal, state, and foreign taxes. The effective income tax rate on pretax earnings differs from that computed at the United States federal statutory rate for the following reasons:

                                           Thirteen Weeks Ended
                                           April 2,     April 3,
                                            1999          1998
                                          -------       -------

      Provision computed at United States
        federal statutory rate              35.0%         35.0%
      Amortization of goodwill               0.3           0.2
      Change in the valuation allowance      -            (2.0)
      Foreign tax effects                   (6.1)         (2.0)
      Effect of state income taxes           2.8           2.6
      Other                                  -             0.2
                                           -------       -------
      Effective tax rate                    32.0%         34.0%
                                           =======       =======

6.    RESTRUCTURING

During the first quarter of fiscal year 1998, the Company recorded a $9.6 million pre-tax charge in connection with the Company's restructuring plan following its merger with Zytec Corporation ("Zytec"). This amount was allocated in the accompanying Consolidated Statements of Operations as follows: $7.2 million to Restructuring charge and $2.4 million to Cost of Sales, the latter of which related principally to inventory write-offs of duplicate product development programs which were underway at the Company and Zytec prior to the merger. The following table summarizes activity for the first quarter of fiscal year 1999 and the remaining restructuring reserve balance of approximately $2.1 million which is included in accrued liabilities as of April 2, 1999 ($000s):

                                              Employee
                                            Termination     Facility
                                              Benefits      Closures
                                            -----------    ----------
Reserve balance at January 1, 1999             $1,150        $1,645
Cash payments                                    (295)         (432)
                                            -----------    ----------
Reserve balance at April 2, 1999               $  855        $1,213
                                            ===========    ==========

As of April 2, 1999, the remaining employee termination benefits represent severance pay and fringe benefits associated with the elimination of 68 positions.

The provision for the facility closures includes leasehold termination payments, service contracts obligations, and other exit costs associated with facilities closed in Europe as further described in the financial statements and notes included in the Company's 1998 Annual Report to Shareholders.

With the exception of certain lease-related cash requirements (which are payable through the first quarter of 2001), the remaining anticipated cash payments of approximately $1.8 million are expected to be paid during the remainder of fiscal year 1999.

7.    COMPREHENSIVE INCOME

The components of the Company's comprehensive income are as follows ($000s):

                                                    Thirteen Weeks Ended
                                                   April 2,         April 3,
                                                    1999             1998
                                                 ------------    -------------

      Net income                                    $7,311          $3,236

        Foreign currency translation adjustment     (4,385)         (2,071)
        Tax benefit                                  1,403             704
                                                 ------------    -------------
                                                    (2,982)         (1,367)
                                                 ------------    -------------
      Comprehensive income                          $4,329          $1,869
                                                 ============    =============

8.    EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share ("EPS") and the effects on income and the weighted-average number of shares of potential dilutive common stock. The reconciliation of the numerator and denominator of the EPS calculation is presented below ($000s except per share data):

                                             Thirteen Weeks Ended
                                            April 2,        April 3,
                                              1999            1998
                                          -----------     -----------
BASIC EPS
 Net income                                  $7,311        $  3,236
                                          -----------     -----------

  Weighted average shares                    37,481          38,461
                                          -----------     -----------

  Per share - Basic                           $0.20           $0.08
                                          ===========     ===========
DILUTED EPS
 Net income                                  $7,311          $3,236
                                          -----------     -----------

  Weighted average shares                    37,481          38,461

  Effect of dilutive items-Stock options      1,575           3,007
                                          -----------     -----------
                                             39,056          41,468
                                          -----------     -----------

  Per share- Diluted                          $0.19           $0.08
                                          ===========     ===========

Antidilutive weighted options                 2,451             265
                                          ===========     ===========

The above antidilutive weighted options to purchase shares of common stock were not included in computing diluted earnings per share because their inclusion would be antidilutive for the respective periods.

9.    SHAREHOLDERS' EQUITY

As part of the previously announced three-year, up to 4.0 million share repurchase program implemented in 1998, the Company repurchased 1,146,200 shares of its common stock for a total of $17.9 million, during the first quarter of 1999. To date, the Company has repurchased 2,357,700 of the approved 4.0 million shares for a total of approximately $37.3 million which was funded with cash from operations. The excess of the cost of shares repurchased over par value was allocated to additional paid-in capital based on the pro rata share amount of additional paid-in capital for all outstanding shares with the difference charged to retained earnings.

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

The Company transacts business in various foreign currencies, primarily Irish Punts, Deutsche Marks, Japanese Yen and other European currencies. The Company has established balance sheet hedging programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates. At April 2, 1999, the Company's outstanding notional amount for currency forward contracts was approximately $14.6 million maturing in three months. At January 1, 1999, the Company's outstanding notional amount for currency forward contracts was approximately $12.8 million. The amount of any gain or loss on these contracts during the period was not material. Deferred gains or losses attributable to the foreign currency instruments are not material.

                        PART I - FINANCIAL INFORMATION
               Item 2. Management's Discussion And Analysis Of
                Financial Condition And Results Of Operations

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal year 1999 were $135.1 million compared to $147.2 million for the comparable quarter in fiscal year 1998, which, although less than last year's comparable quarter, exceeded the Company's earlier estimates for the quarter. Greater than expected demand for a number of new products contributed to this higher than anticipated revenue. While this increased demand may be mainly attributable to a few major customers, the Company believes it is an overall encouraging growth indicator in the Company's markets.

Gross margin for the first quarter of 1999 was 24.8% compared to 26.0% for the first quarter of 1998 (excluding the $2.4 million charge for write-off of inventory in 1998 in connection with the Company's 1998 merger-related restructuring plan) as savings from cost of materials and plant rationalizations were more than offset by new product start-up costs. Gross margins continue to be impacted by the shift in sales mix to the Company's high-volume but lower-margin Original Equipment Manufacturer ("OEM") customers. The Company believes that its gross margins are expected to modestly increase for the remainder of 1999 due to more favorable sales and product mix and improved cost of purchased materials.

Selling, general and administrative expenses were $13.6 million in the first quarter of 1999, or approximately $0.8 million lower than the corresponding 1998 quarter. The decrease reflects efficiencies gained from the merger of Zytec and the Company, partially offset by expenses associated with Year 2000 compliance and the implementation of the Company's Enterprise Resource Planning (ERP) information system.

The Company maintained its significant investment in research and development which totaled $8.9 million, or 6.6% of sales, in the first quarter of 1999 compared to $9.0 million, or 6.1% of sales, for the first quarter of 1998. The Company believes that the timely introduction of new technology and products is an important component of its competitive strategy and anticipates future research and development spending will not significantly differ from the historical trend as a percentage of sales of approximately 6-8%.

Net income for the first quarter of 1999 was $7.3 million, or $0.19 per diluted share, compared to $3.2 million, or $0.08 per diluted share, for the comparable year-ago quarter. However, net income for the first quarter of 1998 would have been $9.6 million, or $0.23 per diluted share, excluding a one-time $9.6 million pre-tax restructuring and inventory charge associated with the Company's merger with Zytec.


LIQUIDITY AND CAPITAL RESOURCES

At April 2, 1999, the Company's cash and equivalents decreased to $34.8 million from $41.5 million on January 1, 1999 primarily due to $17.9 million spent for repurchases of the Company's common stock and $8.4 million for capital expenditures partially offset by income for the period and other favorable working capital changes. These activities were funded with cash on hand, cash from operations and $0.7 million proceeds from exercises of stock options.

Accounts receivable decreased to $80.4 million at April 2, 1999 from $88.8 million at January 1, 1999 partially due to lower sales volume compared to the fourth quarter of 1998 but also due to significant collection efforts.

The increase in inventory levels from $62.5 million at January 1, 1999 to $66.0 million at April 2, 1999 was primarily attributable to production planning to meet manufacturing lead times, expansion of inventory depots to better service customers, and anticipated demand for new product introductions.

Capital expenditures for the first quarter of 1999 totaled $8.4 million primarily for the continued maintenance of facilities and equipment in support of the Company's current operating activities including $2.8 million related to the implementation of the new enterprise-wide ERP system. Such capital expenditures were financed with cash on hand and cash generated from operations. The Company's current overall commitment to fully implement the ERP system is approximately $25 million, which the Company anticipates incurring over a three-year period, of which approximately $22 million is expected to be capitalized and amortized and approximately $3 million is expected to be expensed as incurred.

Cash provided by operations increased to $18.1 million for the thirteen weeks ended April 2, 1999 from $11.1 million for the thirteen weeks ended April 3, 1998 primarily due to decreases in accounts receivable and increased accrued liabilities.

Net cash used in financing activities of $18.4 million for the thirteen weeks ended April 2, 1999 reflects mainly the repurchase and retirement of 1,146,200 shares of the Company's common stock for $17.9 million, partially offset by $0.7 million in proceeds from stock option exercises. Net cash used in financing activities of $10.1 million for the thirteen weeks ended April 3, 1998 reflects mainly long-term debt principal repayments, including $2.2 million on the Company's seven-year term loan and approximately $7.0 million on the Company's Austrian subsidiary's revolving loan and notes payable.

Effective  December  31,  1998,  the Company  entered  into a  revolving  credit agreement with a syndicate of banks which provides a new three-year, multi-currency $200 million credit facility. The new revolving facility, which expires on December 31, 2001, replaced the Company's previous $20 million credit line. The agreement provides for various interest rate options on the facility based on London Interbank Offering Rates plus .625% and includes a fee of .20% on the unused balance, both payable quarterly. The agreement contains certain negative covenants, which are typical of an agreement of this size and nature, that, among other things, require the Company to maintain certain financial ratios and limit the purchase, transfer or distribution of the Company's assets. Borrowings are to be used for the repayment of the Company's $46.4 million of term loans outstanding on January 1, 1999 and for other general corporate purposes. On January 8, 1999, the existing term loans were repaid from borrowings under the new revolving credit facility. Any amounts outstanding under the facility are due on December 31, 2001. As of April 2, 1999, the Company was in compliance in all material respects with the agreement's covenants.

Based on current plans and business conditions, the Company believes that its cash and equivalents, its available credit facility, cash generated from operations, and other financing activities are expected to be adequate to meet capital expenditures, working capital requirements, debt and capital lease obligations and operating lease commitments through 1999.


YEAR 2000 INITIATIVES AND EFFECTS

The Company has formed an internal Year 2000 project team to evaluate its internal facilities, engineering and manufacturing processes, and business information systems with respect to Year 2000 readiness and compliance. Included in this evaluation are the Company's products and systems and potential impact of the Company's significant suppliers and customers. The Company is in the process of communicating with its significant suppliers to determine the extent to which the Company might be vulnerable to those third parties' failures to remedy their Year 2000 issues. The Company does not believe that it has material exposure related to the Year 2000 issue for the products it has sold.

There are five phases that describe the Company's process in becoming Year 2000 compliant. Phase 1, the awareness phase, encompasses developing a budget and project plan. Phase 2, the assessment phase, identifies mission-critical systems to check for compliance. Phase 3, the remediation phase, includes the actual corrective activities for non-compliant systems and processes. The inventory is complete with final risk assessment and contingency planning scheduled for completion by June 1999. The Company is currently involved in some phase 3 remediation activities. The remaining two phases, validation and implementation are ongoing based on contingency and remediation planning. Compliance for critical systems is scheduled for completion in September of 1999.

The Company's current primary business information systems, in both the United States and its foreign locations, are known to be non-compliant with Year 2000. Upgrades for the Company's Asia-Pacific locations are scheduled for completion by June 1999. Systems at the Company's European locations are scheduled for maintenance upgrade by July of 1999. In addition, the Company is proceeding with a phased installation of a new Year 2000 compliant ERP system to replace its existing systems. The Company's goal is to complete the ERP implementation within all North American Artesyn facilities by September of 1999. In case of unexpected delays in the implementation of the ERP systems in North America, the Company's contingency plan include the upgrade of its current business information systems to be Year 2000 compliant. The Company believes that it will have sufficient time to upgrade these systems in case of such a delay anticipating remediation efforts to start no later than October of 1999. The cost to upgrade these systems is not expected to be material. The implementation of the ERP system for the Company's European and Asia-Pacific locations is scheduled for completion by mid-year 2000. The implementation and installation of the new ERP system was a planned system change following the merger with Zytec to integrate the merged companies, and such implementation is not deemed undertaken principally for the Company to become Year 2000 compliant.

The Company has not completed its assessment of the total costs to address and remedy Year 2000 issues. The Company anticipates that it will complete a detailed breakdown of estimated costs shortly after completion of the Company's risk assessment and contingency planning. These costs will include time and effort of internal staff and consultants for renovation, validation and implementation, and computer and embedded technology systems enhancements and/or replacements. The total costs, excluding the implementation of the ERP systems, for achieving Year 2000 compliance is currently estimated at $3.5 million, of which approximately $700,000 has been incurred in 1998 and approximately $400,000 in the first quarter of 1999. Of the total estimated amount, approximately $2.5 million is expected to be capitalized and approximately $1.0 million is expected to be expensed as incurred. The total estimated cost to implement the new ERP systems is approximately $25 million to be incurred over a three-year period of which approximately $22 million is expected to be capitalized and amortized and approximately $3 million is expected to be expensed as incurred. ERP system costs incurred in 1998 totaled approximately $7.9 million, of which $7.7 million was capitalized and $200,000 was expensed. ERP system costs incurred to date in 1999 totaled approximately $3.0 million, of which $2.8 million was capitalized and $200,000 was expensed. The Company expects these expenditures to be financed through operating cash flows or borrowings, at the Company's discretion.

While the Company believes that its Year 2000 remediation plan is sufficient and that the Year 2000 will not pose significant operational problems, the Company has identified the following potential Year 2000 risks at this time: 1) suppliers and/or customers may not be Year 2000 compliant; 2) ERP installation may not be completed on time; and 3) new systems/upgrades have incomplete or inadequate testing. The risk posed by suppliers to the Company is an interruption of material flow, which would impact shipments and resultant revenue. The risk posed by customers is a cancellation or delay in orders of products by customers who are not Year 2000 ready or whose costs to remedy Year 2000 issues are so significant that they cancel or delay orders. The risk of ERP installation not being complete is mitigated by the Company's anticipated ability to be able to upgrade current business information systems with Year 2000 upgrades, as applicable, for an amount not deemed by the Company to be material. In addition, Year 2000 issues would have a significant impact on the Company's operations and its financial results if modifications cannot be completed on a timely basis, unforeseen needs or problems arise, or if systems operated by third parties are not Year 2000 compliant.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and foreign currency fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates and fluctuations in the value of foreign currencies using a variety of derivative financial instruments. The Company manages its interest rate risk on its variable rate debt instruments through use of interest rate swaps pursuant to which the Company exchanges its floating rate interest obligations for fixed rates. The fixing of the interest rates offsets the Company's exposure to the uncertainty of floating interest rates during the term of the loans.

The Company has significant assets and operations in Europe and Asia and, as a result, its financial performance could be affected by significant fluctuations in foreign exchange rates. To mitigate potential adverse trends, the Company's operating strategy takes into account changes in exchange rates over time. Accordingly, the Company enters into various forward contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The principal currencies hedged are the Japanese yen, the Deutsche mark, and the Irish punt.

It is the Company's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on the Company's current expectations with respect to future sales, operating efficiencies, growth and working capital needs. Such statements involve risks and uncertainties which may cause actual results to differ materially from those set forth in these forward-looking statements. Factors that might affect such forward-looking statements include, among others, general economic conditions, growth and changes in the power supply and communications industries, changes in customer mix, competitive factors and pricing pressures, changes in product mix, the timely development and acceptance of new products, ability to attract and retain customers including new OEM communications customers, ability to attract and retain personnel, inventory risks due to shifts in market demand, changes in absorption of manufacturing overhead, domestic and foreign regulatory approvals and other risks described in the Company's various reports filed with the Securities and Exchange Commission.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

Exhibit No. 27 -- Financial Data Schedule.

(b)   REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the thirteen-week period ended April 2, 1999.

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

                                            ARTESYN TECHNOLOGIES, INC.
                                            --------------------------
                                                  (Registrant)


DATE:    May 13, 1999                           BY:   Richard J. Thompson
                                                      -------------------
                                                      Richard J. Thompson
                                                      Vice President Finance
                                                      Chief Financial Officer