Form 10-Q
period 1999-07-02
ARTESYN TECHNOLOGIES INC
filed 1999-08-09
CIK 23071

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 2, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------
                           Commission File No. 0-4466

                           ARTESYN TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---
The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of July 30, 1999, was 37,456,868 shares.

================================================================================

                           ARTESYN TECHNOLOGIES, INC.

                               INDEX TO FORM 10-Q
                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Operations-
            For the Thirteen and Twenty-Six Weeks Ended
            July 2, 1999 and July 3, 1998                                   3

            Condensed Consolidated Statements of Financial Condition-
            July 2, 1999 and January 1, 1999                                4

            Condensed Consolidated Statements of Cash Flows - For the
            Twenty-Six Weeks Ended July 2, 1999 and July 3, 1998            5

            Condensed Consolidated Statement of Shareholders' Equity
            and Comprehensive Income- - For  the Twenty-Six Weeks
            Ended July 2, 1999                                              6

            Notes to Condensed Consolidated Financial
            Statements                                                     7-11

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           12-16

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of
            Security Holders                                               17

Item 6.     Exhibits and Reports on Form 8-K                               17

            Exhibit No. 27

SIGNATURE

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           ARTESYN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                   (Unaudited)


                                                      THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                    JULY 2,           JULY 3,        JULY 2,          JULY 3,
                                                     1999              1998           1999             1998
                                                  ------------    -------------    -----------    --------------
SALES                                             $  150,427      $  121,824       $ 285,543      $  269,002
COST OF SALES                                        112,310          89,402         213,885         200,770
                                                  ------------    -------------    -----------    --------------
      GROSS PROFIT                                    38,117          32,422          71,658          68,232
                                                  ------------    -------------    -----------    --------------

OPERATING EXPENSES
   Selling, general and administrative                12,884          14,399          26,458          28,751
   Research and development                            9,373           8,285          18,240          17,244
   Restructuring charge                                    -               -               -           7,189
                                                  ------------    -------------    -----------    --------------
        TOTAL OPERATING EXPENSES                      22,257          22,684          44,698          53,184
                                                  ------------    -------------    -----------    --------------

OPERATING INCOME                                      15,860           9,738          26,960          15,048

OTHER INCOME (EXPENSE):
   Interest expense                                     (735)         (1,047)         (1,425)         (2,134)
   Interest income                                       300             664             641           1,344
                                                  ------------    -------------    -----------    --------------
                                                        (435)           (383)           (784)           (790)
                                                  ------------    -------------    -----------    --------------

INCOME BEFORE INCOME TAXES                            15,425           9,355          26,176          14,258
PROVISION FOR INCOME TAXES                             5,015           3,180           8,455           4,847
                                                  ------------    -------------    -----------    --------------

NET INCOME                                        $   10,410      $    6,175       $  17,721      $    9,411
                                                  ============    =============    ===========    ==============

EARNINGS PER SHARE
   Basic                                          $     0.28      $     0.16       $    0.48      $     0.24
                                                  ============    =============    ===========    ==============
   Diluted                                        $     0.27      $     0.15       $    0.45      $     0.23
                                                  ============    =============    ===========    ==============

COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
   Basic                                              37,061          38,646          37,271          38,554
   Diluted                                            38,852          41,004          38,952          41,254


The accompanying notes are an integral part of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in Thousands Except Share Data)
                                   (Unaudited)

                                                                     JULY 2,         JANUARY 1,
                                                                      1999             1999

                                                                 ---------------  ---------------
ASSETS
CURRENT ASSETS
   Cash and equivalents                                              $ 43,380         $ 41,525
   Accounts receivable, net                                            90,088           88,828
   Inventories                                                         71,476           62,460
   Prepaid expenses and other                                           4,037            4,832
   Deferred income taxes, net                                           7,685            7,685
                                                                 ---------------  ---------------
     Total current assets                                             216,666          205,330
                                                                 ---------------  ---------------

PROPERTY, PLANT & EQUIPMENT, NET                                       82,341           75,032
                                                                 ---------------  ---------------

OTHER ASSETS
   Goodwill, net                                                       33,741           40,039
   Deferred income taxes, net                                           2,682            2,682
   Other assets, net                                                    2,373            2,309
                                                                 ---------------  ---------------
     Total other assets                                                38,796           45,030
                                                                 ---------------  ---------------
                                                                     $337,803         $325,392
                                                                 ===============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt and capital leases           $  2,286         $  2,707
   Accounts payable and accrued liabilities                           100,085           81,653
                                                                 ---------------  ---------------
     Total current liabilities                                        102,371           84,360
                                                                 ---------------  ---------------

LONG-TERM LIABILITIES
   Long-term debt and capital leases                                   45,417           50,283
   Other long-term liabilities                                          9,561            9,661
                                                                 ---------------  ---------------
     Total long-term liabilities                                       54,978           59,944
                                                                 ---------------  ---------------

     Total liabilities                                                157,349          144,304

SHAREHOLDERS' EQUITY
   Preferred stock, par value $.01; 1,000,000 shares authorized;
     none issued                                                             -               -
   Common stock, par value $.01; 80,000,000 shares
    authorized; 37,233,979 shares issued and outstanding
    at July 2, 1999 (37,882,248 shares at January 1, 1999)                372              379
   Additional paid-in capital                                          88,475           85,018
   Retained earnings                                                  100,434           99,128
   Foreign currency translation adjustment                             (8,827)          (3,437)
                                                                 ---------------  ---------------
     Total shareholders' equity                                       180,454          181,088
                                                                 ---------------  ---------------
                                                                     $337,803         $325,392
                                                                 ===============  ===============


The accompanying notes are an integral part of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                              TWENTY-SIX WEEKS ENDED
                                                                           JULY 2,              JULY 3,
                                                                            1999                 1998
                                                                         ----------          -----------
OPERATING ACTIVITIES:
   Net income                                                              $17,721            $  9,411
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                           9,464               8,367
     Provision for restructuring charge                                          -               7,189
     Other non-cash charges                                                  4,799               2,848
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                             (5,073)             12,197
     Increase in inventories and prepaid expenses                          (14,781)             (2,364)
     Increase (decrease) in accounts payable and accrued liabilities        22,773             (14,603)
                                                                         ----------          -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   34,903              23,045
                                                                         ----------          -----------

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                              (17,984)             (9,671)
   (Increase) decrease in other assets                                       2,873                (420)
                                                                         ----------          -----------
NET CASH USED IN INVESTING ACTIVITIES                                      (15,111)            (10,091)
                                                                         ----------          -----------

FINANCING ACTIVITIES:
   Principal payments on debt and capital leases                           (19,495)            (15,154)
   Proceeds from revolving credit loans, net of costs                       17,493                   -
   Repurchases of common stock                                             (19,273)                  -
   Proceeds from exercises of stock options                                  4,786               2,505
                                                                         ----------          -----------
NET CASH USED IN FINANCING ACTIVITIES                                      (16,489)            (12,649)
                                                                         ----------          -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                     (1,448)               (290)
                                                                         ----------          -----------

INCREASE IN CASH AND EQUIVALENTS                                             1,855                  15

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                   41,525              55,392
                                                                         ----------          -----------

CASH AND EQUIVALENTS, END OF PERIOD                                        $43,380             $55,407
                                                                         ==========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS'EQUITY AND COMPREHENSIVE INCOME
                     For the Twenty-Six Weeks Ended July 2, 1999
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                                       FOREIGN
                                                                             ADDITIONAL                CURRENCY
                                                        COMMON STOCK          PAID-IN     RETAINED   TRANSLATION   COMPREHENSIVE
                                                     SHARES      AMOUNT       CAPITAL     EARNINGS    ADJUSTMENT      INCOME
                                                   ---------    ---------    ---------    ---------    ---------    ---------
BALANCE, JANUARY 1, 1999                              37,882    $     379    $  85,018    $  99,128    $  (3,437)
   Issuance of common stock under stock option
     plans                                               603            6        4,780            -            -
   Tax benefit from exercises of stock options             -            -        1,522            -            -
   Repurchases and retirement of common stock         (1,251)         (13)      (2,845)     (16,415)
   Net income                                              -            -            -       17,721            -    $  17,721
   Other comprehensive income - foreign
   currency translation adjustment, net of tax
     benefit of $ 2,572                                    -            -            -            -       (5,390)      (5,390)
                                                                                                                    ---------
   Comprehensive income                                                                                             $  12,331
                                                   ---------    ---------    ---------    ---------    ---------    =========
BALANCE, JULY 2, 1999                                 37,234    $     372    $  88,475    $ 100,434    $  (8,827)
                                                   =========    =========    =========    =========    =========


        The accompanying notes are an integral part of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 2, 1999

1.       BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by U.S. generally accepted accounting principles for complete audited financial statements have been condensed or omitted.

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows of Artesyn Technologies, Inc. (the "Company"). The results of operations for the thirteen and twenty-six weeks ended July 2, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year 1999. For further information, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders on Form 10-K and Form 10-Q for the thirteen week period ended April 2, 1999.

Certain prior year amounts have been reclassified to conform with current year's presentation.

2.       INVENTORIES

The components of inventory are as follows ($000s):

                          JULY 2,        JANUARY 1,
                           1999             1999
                        -----------      -----------
 Raw materials              $37,265        $30,737
 Work in process             11,679         10,097
 Finished goods              22,532         21,626
                        -----------      -----------
                            $71,476        $62,460
                        ===========      ===========

3.       PROPERTY, PLANT & EQUIPMENT, NET

Related accumulated depreciation was $74,512,000 and $69,779,000 at July 2, 1999 and January 1, 1999, respectively.

4.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are ($000s):

                                    JULY 2,             JANUARY 1,
                                     1999                  1999
                                 ------------         -------------
Accounts payable                    $51,046                $42,025
Accrued liabilities:
  Compensation and benefits          14,866                 13,543
  Income taxes payable               13,467                  8,296
  Warranty reserve                    4,644                  4,897
  Restructuring reserve               1,747                  2,795
  Other                              14,315                 10,097
                                 ------------         -------------
                                   $100,085                $81,653
                                 ============         =============

5.       RESTRUCTURING CHARGE

During the first quarter of fiscal year 1998, the Company recorded a $9.6 million pre-tax charge in connection with the Company's restructuring plan following its merger with Zytec Corporation ("Zytec"). This amount was allocated in the accompanying Consolidated Statements of Operations as follows: $7.2 million to Restructuring Charge and $2.4 million to Cost of Sales, the latter of which related principally to inventory write-offs of duplicate product development programs which were underway at the Company and Zytec prior to the merger. The following table summarizes activity for the first half of fiscal year 1999 and the remaining restructuring reserve balance of approximately $1.7 million, which is included in accrued liabilities as of July 2, 1999 ($000s):

                                           EMPLOYEE
                                         TERMINATION        FACILITY
                                           BENEFITS         CLOSURES
                                       ---------------    ------------
Reserve balance at January 1, 1999          $1,150            $1,645
Cash payments                                 (459)             (589)
                                       ---------------    ------------
Reserve balance at July 2, 1999            $   691            $1,056
                                       ===============    ============

As of July 2, 1999, the remaining employee termination benefits represent severance pay and fringe benefits associated with the elimination of 68 positions.

The provision for the facility closures includes leasehold termination payments, service contracts obligations, and other exit costs associated with facilities closed in Europe as further described in the financial statements and notes included in the Company's 1998 Annual Report to Shareholders on Form 10-K.

With the exception of certain lease-related cash requirements (which are payable through the first quarter of 2001), the remaining anticipated cash payments of approximately $1.7 million are expected to be paid during the remainder of fiscal year 1999.

6.       INCOME TAXES

The provision for income taxes reflects federal, state, and foreign taxes. The effective income tax rate on pretax earnings differs from that computed at the United States federal statutory rate for the following reasons:

                                                   TWENTY-SIX WEEKS ENDED
                                                  JULY 2,          JULY 3,
                                                    1999             1998
                                                 ----------      -----------
Provision computed at United States federal
  statutory rate                                    35.0%           35.0%
Effect of state income taxes                         3.2             2.7
Amortization of goodwill                             0.3             0.3
Foreign tax effects                                 (6.4)           (1.5)
Change in the valuation allowance                     -             (3.0)
Other                                                0.2             0.5
                                                 ----------      ----------
Effective tax rate                                  32.3%           34.0%
                                                 ==========      ===========


7.       COMPREHENSIVE INCOME

The components of the Company's comprehensive income are as follows ($000s):

                                              THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                             JULY 2,         JULY 3,        JULY 2,          JULY 3,
                                              1999            1998           1999             1998
                                           -----------    ------------    ------------     -----------
Net income                                  $ 10,410       $   6,175       $ 17,721         $  9,411

 Foreign currency translation adjustment      (3,557)          1,414         (7,962)            (657)
 Tax (provision) benefit                       1,149           (481)          2,572              223
                                           -----------    ------------    ------------     -----------
                                              (2,408)           933          (5,390)            (434)
                                           -----------    ------------    ------------     -----------
Comprehensive income                        $  8,002       $  7,108        $ 12,331         $  8,977
                                           ===========    ============    ============     ===========


8.       EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share ("EPS") and the effects on income and the weighted-average number of shares of potential dilutive common stock. The reconciliation of the numerator and denominator of the EPS calculation is presented below (000s except per share data):

                                                   THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                                  JULY 2,        JULY 3,     JULY 2,        JULY 3,
                                                   1999           1998        1999           1998
                                                -----------  ------------  -----------  -----------
BASIC EPS
    Net income                                   $  10,410    $   6,175       $ 17,721    $   9,411
                                                -----------  ------------  -----------  -----------
    Weighted average shares                         37,061       38,646         37,271       38,554
                                                -----------  ------------  -----------  -----------
    Per share - Basic                            $    0.28    $    0.16       $   0.48    $    0.24
                                                ===========  ============  ===========  ===========

DILUTED EPS
   Net income                                    $  10,410    $   6,175       $ 17,721    $   9,411
                                                -----------  ------------  -----------  -----------

   Weighted average shares                          37,061       38,646         37,271       38,554

   Effect of dilutive items - Stock options          1,791        2,358          1,681        2,700
                                                -----------  ------------  -----------  -----------
                                                    38,852       41,004         38,952       41,254
                                                -----------  ------------  -----------  -----------

   Per share- Diluted                            $    0.27    $    0.15       $   0.45    $    0.23
                                                ===========  ============  ===========  ===========

Antidilutive weighted options                          701          736          1,279          351
                                                ===========  ============  ===========  ===========

The above antidilutive weighted options to purchase shares of common stock were not included in computing diluted earnings per share because their inclusion would be antidilutive for the respective periods.

9.       SHAREHOLDERS' EQUITY

As part of the previously announced three-year up to 4.0 million share repurchase program implemented in 1998, the Company repurchased 1,251,200 shares of its common stock for a total of $19.3 million, during the first half of fiscal 1999. To date, the Company has repurchased 2,462,700 of the approved 4.0 million shares for a total of approximately $38.6 million. All of such purchases were funded with cash from operations. The excess of the cost of shares repurchased over par value was allocated to additional paid-in capital based on the pro rata share amount of additional paid-in capital for all outstanding shares with the difference charged to retained earnings.

10.      DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes derivative financial instruments, including foreign currency purchased option contracts and forward contracts, to reduce financial market risks. These instruments are principally used to hedge foreign currency market exposures of underlying assets and liabilities. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and a one-to-one matching of derivative instruments to underlying transactions. Gains and losses on currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. The risk of loss associated with forward contract is equal to the exchange rate differential from the time the contract is entered into until the time it is settled.

The Company transacts business in various foreign currencies, primarily Deutsche Marks, Japanese Yen and other European currencies. The Company has established balance sheet hedging programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates. At July 2, 1999, the Company's outstanding notional amounts for currency forward contracts and purchased option contracts were approximately $16.7 million and $28.0 million, respectively, maturing in three to six months. At January 1, 1999, the Company's outstanding notional amount for currency forward contracts was approximately $12.8 million. The amount of any gain or loss on these contracts during the period ended July 2, 1999 was not material. Deferred gains or losses attributable to the foreign currency instruments are not material.

                         PART I - FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the second quarter of fiscal year 1999 increased 24% to $150.4 million from $121.8 million reported for the comparable year-ago quarter. For the first six months of 1999, sales totaled $285.5 million, up 6% from $269.0 million for the comparable period in 1998. Sales in 1999 have increased principally as a result of higher than anticipated shipments to major Original Equipment Manufacturer ("OEM") customers in the networking and computing market sectors. While this increased demand is from a few major customers, the Company believes the increase in demand experienced in the past two quarters versus the comparable period in the prior year provides an overall encouraging growth indicator in the Company's markets.

The increased sales volume contributed to a higher gross margin in the second quarter of 1999, which improved to 25.3% from the 24.8% reported in the first quarter of 1999. This improvement was also attributable to continued savings achieved through material cost reductions and plant rationalizations. However, gross margin for the second quarter of 1999 was lower than the 26.6% reported for the second quarter of 1998 primarily as a result of an increase in high-volume but lower-margin OEM sales to the computing market.

The current year-to-date gross margin of 25.1% was lower than the 26.3% reported for the six-month period in 1998 (excluding the $2.4 million charge for write-off of inventory in 1998 in connection with the Company's 1998 merger-related restructuring plan) as savings from cost of materials and plant rationalizations were more than offset by new product start-up costs. Gross margins were also adversely impacted by the shift in sales mix to the Company's high-volume but lower-margin OEM customers compared to the same period last year. The Company expects its gross margins to modestly increase for the remainder of 1999 due to more favorable sales and product mix and improved cost of purchased materials.

Selling, general and administrative expenses decreased to $12.9 million and $26.5 million for the thirteen and twenty-six weeks ended July 2, 1999, respectively, compared to $14.4 million and $28.8 million for the comparable prior year periods. The decrease primarily reflects efficiencies gained from the Company's merger with Zytec Corporation ("Zytec") partially offset by expenses associated with Year 2000 compliance and the implementation of the Company's Enterprise Resource Planning (ERP) information system.

The Company continued its long-term commitment to new products by investing $9.4 million, or 6.2% of sales, in research and development activities during the second quarter of 1999, compared to $8.3 million, or 6.8% of sales, in the comparable year ago quarter. The Company believes that the timely introduction of new technology and products is an important component of its competitive strategy and anticipates future research and development spending will not significantly differ from its historical trend as a percentage of sales of approximately 6-8%.

Net income for the second quarter of 1999 was $10.4 million, or $0.27 per diluted share, which is an improvement of 69% from $6.2 million, or $0.15 per diluted share, reported for the comparable year-ago quarter. For the first six months of 1999, net income was $17.7 million, or $0.45 per diluted share, compared to $9.4 million, or $0.23 per diluted share, reported for the comparable year-ago period, which included a one-time $9.6 million pre-tax restructuring and inventory charge taken in the first quarter of 1998 as a result of the merger with Zytec.

LIQUIDITY AND CAPITAL RESOURCES

At July 2, 1999, the Company's cash and equivalents increased to $43.4 million from $41.5 million on January 1, 1999 primarily due to income for the period and favorable working capital changes, including higher payables and accrued expenses, partially offset by $19.3 million spent for repurchases of the Company's common stock and $18.0 million for capital expenditures during the first half of 1999. These activities were funded with cash on hand, cash from operations and $4.8 million proceeds from exercises of stock options.

Accounts receivable increased to $90.1 million at July 2, 1999 from $88.8 million at January 1, 1999 due to higher sales volume in the first half of 1999 compared to the fourth quarter of 1998 partially offset by significant collection efforts.

The increase in inventory levels from $62.5 million at January 1, 1999 to $71.5 million at July 2, 1999 was primarily attributable to production planning to meet manufacturing lead times, expansion of inventory depots to better service customers, and anticipated demand for new product introductions.

Capital expenditures for the first half of 1999 totaled $18.0 million primarily for the continued maintenance of facilities and equipment in support of the Company's current operating activities including $5.9 million related to the implementation of a new enterprise-wide ERP computer system. Such capital expenditures were financed with cash on hand and cash generated from operations. The Company's current overall commitment to fully implement the ERP system is approximately $25 million, which the Company anticipates incurring over a three-year period, of which approximately $22 million is expected to be capitalized and amortized and approximately $3 million is expected to be expensed as incurred. ERP costs incurred from inception to date totaled approximately $14.9 million, of which $14.4 million has been capitalized and $500,000 was expensed.

At July 2, 1999, accounts payable increased $9.0 million, or 21%, from January 1, 1999 due to increases in capital expenditures and material purchased as a result of the higher sales volume. Cash provided by operating activities increased to $34.9 million for the twenty-six weeks ended July 2, 1999 from $23.0 million for the twenty-six weeks ended July 3, 1998. The increase was primarily due to favorable working capital changes including an increase in accounts payable and accrued liabilities.

Net cash used in financing activities of $16.5 million for the twenty-six weeks ended July 2, 1999 reflects mainly the repurchase and retirement of 1,251,200 shares of the Company's common stock for $19.3 million, partially offset by $4.8 million in proceeds from stock option exercises. Net cash used in financing activities of $12.6 million for the twenty-six weeks ended July 3, 1998 reflects principally long-term debt and capital lease principal repayments, including $2.2 million on the Company's seven-year term loan, $3.2 million on its 6.9% mortgage note, and approximately $7.6 million on the Company's Austrian subsidiary's revolving loans and notes payable partially offset by proceeds from stock option exercises.

Effective December 31, 1998, the Company entered into a revolving credit agreement with a syndicate of banks which provides a new three-year, multi-currency $200 million credit facility. The new revolving facility, which expires on December 31, 2001, replaced the Company's previous $20 million credit line. The agreement provides for various interest rate options on the facility based on London Interbank Offering Rates plus .625% and includes a fee of .20% on the unused balance, both payable quarterly. The agreement contains certain negative covenants, which are typical of an agreement of this size and nature, that, among other things, require the Company to maintain certain financial ratios and limit the purchase, transfer or distribution of the Company's assets. Borrowings were used for the repayment of the Company's $46.4 million of term loans outstanding on January 1, 1999 and for other general corporate purposes. On January 8, 1999, the existing term loans were repaid from borrowings under the new revolving credit facility. Any amounts outstanding under the facility are due on December 31, 2001. As of July 2, 1999, the Company was in compliance in all material respects with the agreement's covenants.

Based on current plans and business conditions, the Company believes that its cash and equivalents on hand, its available credit facility, cash generated from operations, and other financing activities are expected to be adequate to meet capital expenditures, working capital requirements, debt and capital lease obligations and operating lease commitments through 1999.

YEAR 2000 INITIATIVES AND EFFECTS

The Company has an internal Year 2000 project team to evaluate its internal facilities, engineering and manufacturing processes, and business information systems with respect to Year 2000 readiness and compliance. Included in this evaluation are the Company's products and systems and potential impact of the Company's significant suppliers and customers. The Company is in the process of communicating with its significant suppliers to determine the extent to which the Company might be vulnerable to those third parties' failures to remedy their Year 2000 issues. The Company does not believe that it has material exposure related to the Year 2000 issue for the products it has sold.

There are five phases that describe the Company's process in becoming Year 2000 compliant. Phase 1, the awareness phase, encompasses developing a budget and project plan. Phase 2, the assessment phase, identifies mission-critical systems to check for compliance. Phase 3, the remediation phase, includes the actual corrective activities for non-compliant systems and processes. The inventory, risk assessment, project and contingency planning activities are complete. The Company is currently involved in phase 3 remediation activities. The remaining two phases, validation and implementation are ongoing based on contingency and remediation planning.Compliance for critical systems is scheduled for completion in September of 1999.

The Company completed the replacement of its legacy MRP computer systems to a new ERP system throughout North America in July of 1999. Year 2000 compliant MRP upgrades for the Company's Asia-Pacific locations were completed in July of 1999. European locations are scheduled for a MRP maintenance upgrade in August of 1999, after which they will be Year 2000 compliant. The cost to upgrade these systems has not been, and is not expected to be, material. The implementation of the new ERP system for the Company's European and Asia-Pacific locations is scheduled for completion by mid-year 2000. The implementation and installation of the new ERP system was a planned system change following the merger with Zytec to integrate the merged companies, and such implementation is not deemed undertaken solely for the Company to become Year 2000 compliant.

The Company's current product set is Year 2000 compliant. Some products from the Communications Products division have Year 2000 product dependencies that are described on the Company's Year 2000 internet web site (www.artesyn.com).

The total estimated costs, excluding the implementation of the ERP systems, for achieving Year 2000 compliance is currently estimated at $3.0 million, of which approximately $700,000 has been incurred in 1998 and approximately $600,000 in the first half of 1999. Of the total estimated amount, approximately $2.0 million is expected to be capitalized and approximately $1.0 million is expected to be expensed as incurred. The total estimated cost to implement the new ERP systems is approximately $25 million to be incurred over a three-year period of which approximately $22 million is expected to be capitalized and amortized and approximately $3 million is expected to be expensed as incurred. ERP system costs incurred in 1998 totaled approximately $7.9 million, of which $7.7 million was capitalized and $200,000 was expensed. ERP system costs incurred for the first half of 1999 totaled approximately $7.0 million, of which $6.7 million was capitalized and $300,000 was expensed. The Company expects these expenditures to be financed through operating cash flows or borrowings, at the Company's discretion.

The Company believes that its Year 2000 plan is sufficient and that the Year 2000 issue will not pose significant operational problems. The primary potential Year 2000 risks at this time are supplier and/or customer non-compliance. The risk posed by suppliers to the Company is an interruption of material flow, which would impact shipments and resultant revenue. The risk posed by customers is a cancellation or delay in orders of products by customers who are not Year 2000 ready or whose costs to remedy Year 2000 issues are so significant that they cancel or delay orders. The Company believes that supplier risks are mitigated by active supplier monitoring for Year 2000 compliance and detailed contingency plans, including alternative sourcing strategies and/or safety stock.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and foreign currency fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates and fluctuations in the value of foreign currencies using a variety of derivative financial instruments. The Company attempts to manage the interest rate risk on its variable rate debt instruments through use of interest rate swaps pursuant to which the Company exchanges its floating rate interest obligations for fixed rates. The fixing of the interest rates offsets substantially all of the Company's exposure to the uncertainty of floating interest rates during the term of the loans.

The Company has significant assets and operations in Europe and Asia and, as a result, its financial performance could be affected by significant fluctuations in foreign exchange rates. To mitigate potential adverse trends, the Company's operating strategy takes into account changes in exchange rates over time. Accordingly, the Company enters into various forward contracts that change in value as foreign exchange rates change to help protect the value of its existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The principal currencies hedged are the Japanese yen, the Deutsche mark, and the Euro.

It is the Company's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency or interest rate transactions for speculative purposes. The amount of any gain or loss on these contracts has not been material in the past and was not material for the period ended July 2, 1999.

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on the Company's current expectations with respect to future sales, gross margins, operating efficiencies, research and development expenditures, growth and working capital needs. Such statements involve risks and uncertainties which may cause actual results to differ materially from those set forth in these forward-looking statements. Factors that might affect such forward-looking statements include, among others, general economic conditions, growth and changes in the power supply and communications industries, changes in customer mix, competitive factors and pricing pressures, changes in product mix, the uncertainty in the development and acceptance of new products, ability to attract and retain customers including new OEM communications customers, ability to attract and retain personnel, inventory risks due to shifts in market demand, changes in absorption of manufacturing overhead, domestic and foreign regulatory approvals and other risks described in the Company's various reports filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Shareholders on May 6, 1999.

(c) The following matters were voted upon at the Annual Meeting of
Shareholders:

     1. The election of the nominees for Directors who will serve for a term to expire at the Annual Meeting of Shareholders to be held in 2000 was voted on by the shareholders. The nominees, all of whom were elected, were:
     Edward S. Croft, III, Fred C. Lee, Lawrence J. Matthews, Joseph M. O'Donnell, Stephen A. Ollendorff, Phillip A. O'Reilly, Bert Sager, A. Eugene Sapp, Jr., Ronald D. Schmidt, Lewis Solomon and John M. Steel. The Inspectors of Election certified the following vote tabulations:

                                      FOR                   WITHHELD
                                      ---                   --------
Edward S. Croft, III               28,802,582                237,307
Fred C. Lee                        28,929,642                110,247
Lawrence J. Matthews               28,717,233                322,656
Joseph M. O'Donnell                28,686,864                353,025
Stephen A. Ollendorff              28,799,573                240,316
Phillip A. O'Reilly                28,755,605                284,284
Bert Sager                         28,636,986                402,903
Eugene Sapp, Jr.                   26,994,312              2,045,577
Ronald D. Schmidt                  28,810,149                229,740
Lewis Solomon                      28,928,786                111,103
John M. Steel                      28,855,299                184,590

     2. A proposal to amend the 1990 Outside Director Stock Option Plan to increase the authorized shares of Common Stock available for grant from 500,000 to 1,000,000 was approved by the shareholders. The Inspectors of Election certified the following vote tabulations:

              FOR                  AGAINST                     ABSTAIN
              ---                  -------                     -------
           24,460,437             3,745,642                    833,810

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit No. 27 -- Financial Data Schedule.

(B) REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the thirteen-week period ended July 2, 1999.

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

                                          ARTESYN TECHNOLOGIES, INC.
                                          --------------------------
                                                 (Registrant)


DATE: August 9, 1999                      BY: RICHARD J. THOMPSON
                                              -------------------
                                              Richard J. Thompson
                                                Vice President Finance
                                                Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                          DESCRIPTION
-------                          -----------

  27                             Financial Data Schedule