Form 10-Q
period 1999-10-01
ARTESYN TECHNOLOGIES INC
filed 1999-11-12
CIK 23071

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 1, 1999

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of October 30, 1999, was 37,228,350 shares.

================================================================================

                           ARTESYN TECHNOLOGIES, INC.

                               INDEX TO FORM 10-Q

                                                                      PAGE
                                                                     NUMBER
                                                                     ------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Statements of Operations - For the Thirteen
         and Thirty-Nine Weeks Ended October 1, 1999 and
         October 2, 1998                                                 3

         Statements of Financial Condition - October 1, 1999
         and January 1, 1999                                             4

         Statements of Cash Flows - For the
         Thirty-Nine Weeks Ended October 1, 1999 and
         October 2, 1998                                                 5

         Condensed Consolidated Statement of Shareholders' Equity
         and Comprehensive Income- For  the Thirty-Nine Weeks
         Ended October 1, 1999                                           6

         Notes to Condensed Consolidated Financial
         Statements                                                    7-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           12-16

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
         Security Holders                                               17

Item 6.  Exhibits and Reports on Form 8-K                               17

         Exhibit No. 27

SIGNATURES

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           ARTESYN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                   (Unaudited)

                                                         THIRTEEN WEEKS              THIRTY-NINE WEEKS
                                                              ENDED                        ENDED
                                                    OCTOBER 1,     OCTOBER 2,     OCTOBER 1,     OCTOBER 2,
                                                      1999            1998           1999          1998
                                                    ---------      ---------      ---------      ---------

SALES                                               $ 152,793      $ 124,582      $ 438,336      $ 393,584
COST OF SALES                                         111,869         90,549        325,754        291,319
                                                    ---------      ---------      ---------      ---------
      GROSS PROFIT                                     40,924         34,033        112,582        102,265
                                                    ---------      ---------      ---------      ---------

OPERATING EXPENSES
   Selling, general and administrative                 12,907         13,385         39,365         42,136
   Research and development                             9,224          8,413         27,464         25,657
   Restructuring charge                                    --             --             --          7,189
                                                    ---------      ---------      ---------      ---------
        TOTAL OPERATING EXPENSES                       22,131         21,798         66,829         74,982
                                                    ---------      ---------      ---------      ---------

OPERATING INCOME                                       18,793         12,235         45,753         27,283

OTHER INCOME (EXPENSE):
   Interest expense                                      (913)          (935)        (2,338)        (3,069)
   Interest income                                        454            650          1,095          1,994
                                                    ---------      ---------      ---------      ---------
                                                         (459)          (285)        (1,243)        (1,075)
                                                    ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                             18,334         11,950         44,510         26,208
PROVISION FOR INCOME TAXES                              5,865          3,950         14,320          8,797
                                                    ---------      ---------      ---------      ---------

NET INCOME                                          $  12,469      $   8,000      $  30,190      $  17,411
                                                    =========      =========      =========      =========

EARNINGS PER SHARE
   Basic                                            $    0.33      $    0.21      $    0.81      $    0.45
                                                    =========      =========      =========      =========
   Diluted                                          $    0.32      $    0.20      $    0.77      $    0.42
                                                    =========      =========      =========      =========

WEIGHTED COMMON AND COMMON EQUIVALENT SHARES
   Basic                                               37,373         38,498         37,305         38,536
   Diluted                                             39,295         40,394         39,097         40,981


       The accompanying notes are an integral part of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in Thousands Except Share Data)

                                                                 OCTOBER 1,     JANUARY 1,
                                                                    1999          1999
                                                                 ---------      ---------
ASSETS
CURRENT ASSETS
   Cash and equivalents                                          $  40,983      $  41,525
   Accounts receivable, net                                         91,554         88,828
   Inventories                                                      81,667         62,460
   Prepaid expenses and other, net                                  11,922         12,517
                                                                 ---------      ---------
     Total current assets                                          226,126        205,330
                                                                 ---------      ---------

PROPERTY, PLANT & EQUIPMENT, NET                                    84,694         75,032
                                                                 ---------      ---------
OTHER ASSETS
   Goodwill, net                                                    33,921         40,039
   Other assets, net                                                 5,309          4,991
                                                                 ---------      ---------
     Total other assets                                             39,230         45,030
                                                                 ---------      ---------
                                                                 $ 350,050      $ 325,392
                                                                 =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt and capital leases       $   2,120      $   2,707
   Accounts payable and accrued liabilities                         99,248         81,653
                                                                 ---------      ---------
     Total current liabilities                                     101,368         84,360
                                                                 ---------      ---------

LONG-TERM LIABILITIES
   Long-term debt and capital leases                                46,215         50,283
   Other long-term liabilities                                       9,610          9,661
                                                                 ---------      ---------
     Total long-term liabilities                                    55,825         59,944
                                                                 ---------      ---------
     Total liabilities                                             157,193        144,304
                                                                 ---------      ---------

SHAREHOLDERS' EQUITY

   Preferred stock, par value $.01; 1,000,000 shares
     authorized; none issued                                            --             --
   Common stock, par value $.01; 80,000,000 shares
     authorized; 37,318,488 shares issued and outstanding at
     October 1, 1999 (37,882,248 shares at January 1, 1999)            373            379
   Additional paid-in capital                                       93,687         85,018
   Retained earnings                                               106,553         99,128
   Foreign currency translation adjustment                          (7,756)        (3,437)
                                                                 ---------      ---------
     Total shareholders' equity                                    192,857        181,088
                                                                 ---------      ---------
                                                                 $ 350,050      $ 325,392
                                                                 =========      =========

        The accompanying notes are an integral part of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                        THIRTY-NINE WEEKS ENDED
                                                                        OCTOBER 1,    OCTOBER 2,
                                                                           1999          1998
                                                                         --------      --------

OPERATING ACTIVITIES
   Net income                                                            $ 30,190      $ 17,411
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                         15,086        12,511
     Provision for restructuring charge                                        --         7,189
     Other non-cash charges                                                 8,032         3,126
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                            (5,530)        8,590
     Increase in inventories and prepaid expenses                         (27,726)       (5,974)
     Increase (decrease) in accounts payable and accrued liabilities       21,890       (10,409)
                                                                         --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  41,942        32,444
                                                                         --------      --------
INVESTING ACTIVITIES
   Purchases of property, plant and equipment                             (24,358)      (19,862)
   Proceeds from sale of property, plant and equipment                        108           485
   Sale of RTP Corp.                                                           --         2,150
   (Increase) decrease in other assets                                      2,862          (191)
                                                                         --------      --------
NET CASH USED IN INVESTING ACTIVITIES                                     (21,388)      (17,418)
                                                                         --------      --------

FINANCING ACTIVITIES
   Principal payments on debt and capital leases                          (20,260)      (18,148)
   Proceeds from revolving credit loans, net of costs                      17,633            --
   Repurchases and retirement of common stock                             (26,419)      (15,481)
   Proceeds from exercises of stock options                                 9,000         3,458
                                                                         --------      --------
NET CASH USED IN FINANCING ACTIVITIES                                     (20,046)      (30,171)
                                                                         --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                    (1,050)          428
                                                                         --------      --------

DECREASE IN CASH AND EQUIVALENTS                                             (542)      (14,717)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                  41,525        55,392
                                                                         --------      -------
CASH AND EQUIVALENTS, END OF PERIOD                                      $ 40,983      $ 40,675
                                                                         ========      ========


        The accompanying notes are an integral part of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                 For the Thirty-Nine Weeks Ended October 1, 1999
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                                      FOREIGN
                                                                         ADDITIONAL                   CURRENCY
                                                  COMMON STOCK            PAID-IN      RETAINED      TRANSLATION   COMPREHENSIVE
                                               SHARES       AMOUNT        CAPITAL      EARNINGS      ADJUSTMENT        INCOME
                                             ---------     ---------     ---------     ---------     ---------     --------------
BALANCE, JANUARY 1, 1999                        37,882     $     379     $  85,018     $  99,128     $  (3,437)
   Issuance of common stock under stock
     option plans                                1,009            10         8,990            --            --
   Tax benefit from exercises of stock              --            --         3,317            --            --
     options
   Repurchases and retirement of common stock   (1,573)          (16)       (3,638)      (22,765)
   Net income                                       --            --            --        30,190            --     $  30,190
   Other comprehensive income - foreign
     currency translation adjustment, net
     of tax benefit of $2,061                       --            --            --            --        (4,319)       (4,319)
                                                                                                                   ---------
   Comprehensive income                                                                                            $  25,871
                                             ---------     ---------     ---------     ---------     ---------     =========
BALANCE, OCTOBER 1, 1999                        37,318     $     373     $  93,687     $ 106,553     $  (7,756)
                                             =========     =========     =========     =========     =========


        The accompanying notes are an integral part of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 OCTOBER 1, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by U.S. generally accepted accounting principles for complete audited financial statements have been condensed or omitted.

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly in all material respects the financial position, results of operations and cash flows of Artesyn Technologies, Inc. (the "Company"). The results of operations for the thirteen and thirty-nine weeks ended October 1, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year 1999. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders on Form 10-K and the Company's Form 10-Q for the twenty-six week period ended July 2, 1999.

Certain prior year amounts have been reclassified to conform with current year's presentation.

2. INVENTORIES

The components of inventories are as follows ($000s):

                       October 1,   January 1,
                          1999        1999
                        -------     -------

     Raw materials      $43,024     $30,737
     Work in process     12,420      10,097
     Finished goods      26,223      21,626
                        -------     -------
                        $81,667     $62,460
                        =======     =======

3. PROPERTY, PLANT & EQUIPMENT, NET

Related accumulated depreciation was $79,203,000 and $69,779,000 at October 1, 1999 and January 1, 1999, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are as follows
($000s):

                                    October 1,  January 1,
                                      1999         1999
                                     -------     -------

     Accounts payable                $50,969     $42,025
     Accrued liabilities:
       Compensation and benefits      16,620      13,543
       Income taxes payable           10,303       8,296
       Warranty reserve                5,637       4,897
       Restructuring reserve             979       2,795
       Other                          14,740      10,097
                                     -------     -------
                                     $99,248     $81,653
                                     =======     =======

5. RESTRUCTURING CHARGE

During the first quarter of fiscal year 1998, the Company recorded a $9.6 million pre-tax charge in connection with the Company's restructuring plan following its merger with Zytec Corporation ("Zytec"). This amount was allocated in the accompanying Consolidated Statements of Operations as follows: $7.2 million to Restructuring Charge and $2.4 million to Cost of Sales, the latter of which related principally to inventory write-offs of duplicate product development programs which were underway at the Company and Zytec prior to the merger. The following table summarizes activity for the first nine months of fiscal year 1999 and the remaining restructuring reserve balance of approximately $1.0 million, which is included in accrued liabilities as of October 1, 1999 ($000s):

                                      Employee
                                     Termination    Facility
                                      Benefits      Closures
                                       -------      -------
Reserve balance at January 1, 1999     $ 1,150      $ 1,645
Cash payments                             (681)      (1,135)
                                       -------      -------
Reserve balance at October 1, 1999     $   469      $   510
                                       =======      =======

As of October 1, 1999, the remaining employee termination benefits represent severance pay and fringe benefits associated with the elimination of 25 positions.

The reserve for the facility closures includes leasehold termination payments, service contracts obligations, and other exit costs associated with facilities closed in Europe as further described in the financial statements and notes included in the Company's 1998 Annual Report to Shareholders on Form 10-K.

With the exception of certain lease-related cash requirements (which are payable through the first quarter of 2001), the remaining anticipated cash payments are expected to be paid during the remainder of fiscal year 1999.

6. INCOME TAXES

The provision for income taxes reflects federal, state, and foreign taxes. The effective income tax rate on pretax earnings differs from that computed at the United States federal statutory rate for the following reasons:

                                                 Thirty-Nine Weeks Ended
                                                 October 1,   October 2,
                                                   1999        1998
                                                  ------       ------

   Provision computed at United States federal
     statutory rate                                35.0%        35.0%
   Effect of state income taxes                     3.2          2.7
   Amortization of goodwill                         0.3          0.4
   Foreign tax effects                             (6.3)        (1.5)
   Change in the valuation allowance                  -         (3.7)
   Other                                              -          0.7
                                                  =======      =======
   Effective tax rate                              32.2%        33.6%
                                                  =======      =======

7. COMPREHENSIVE INCOME

The components of the Company's comprehensive income are as follows ($000s):

                                              Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                                            October 1,     October 2,    October 1,    October 2,
                                               1999          1998          1999          1998
                                             --------      --------      --------      --------
Net income                                   $ 12,469      $  8,000      $ 30,190      $ 17,411
 Foreign currency translation adjustment        1,575         4,696        (6,380)        4,042
 Tax (provision) benefit                         (504)       (1,578)        2,061        (1,358)
                                             --------      --------      --------      --------
                                                1,071         3,118        (4,319)        2,684
                                             --------      --------      --------      --------
Comprehensive income                         $ 13,540      $ 11,118      $ 25,871      $ 20,095
                                             ========      ========      ========      ========


8. EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share ("EPS") and the effects on income and the weighted-average number of shares of potentially dilutive common stock. The reconciliation of the numerator and denominator of the EPS calculation is presented below (000s except per share data):

                                               Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                                               October 1,  October 2,   October 1,  October 2,
                                                 1999        1998         1999        1998
                                                -------     -------     -------     -------
BASIC EPS
   Net income                                   $12,469     $ 8,000     $30,190     $17,411
                                                -------     -------     -------     -------
   Weighted average shares                       37,373      38,498      37,305      38,536
                                                -------     -------     -------     -------
   Per share - Basic                            $  0.33     $  0.21     $  0.81     $  0.45
                                                =======     =======     =======     =======

DILUTED EPS
   Net income                                   $12,469     $ 8,000     $30,190     $17,411
                                                -------     -------     -------     -------

   Weighted average shares                       37,373      38,498      37,305      38,536
   Effect of dilutive items --Stock options       1,922       1,896       1,792       2,445
                                                -------     -------     -------     -------
                                                 39,295      40,394      39,097      40,981
                                                -------     -------     -------     -------
   Per share- Diluted                           $  0.32     $  0.20     $  0.77     $  0.42
                                                =======     =======     =======     =======

Antidilutive weighted options                       777       1,352         849         442
                                                =======     =======     =======     =======

The above antidilutive weighted options to purchase shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive for the respective periods.

9. SHAREHOLDERS' EQUITY

As part of the previously announced three-year up to 4.0 million share repurchase program commenced in 1998, the Company repurchased 1,573,200 shares of its common stock for a total purchase price of $26.4 million, during the thirty-nine week period ended October 1, 1999. As of October 1, 1999, the Company has repurchased 2,784,700 of the approved 4.0 million shares for a total purchase price of approximately $45.8 million. All of such purchases were funded with cash from operations. The excess of the cost of shares repurchased over par value was allocated to additional paid-in capital based on the pro rata share amount of additional paid-in capital for all outstanding shares with the difference charged to retained earnings.

10. CONCENTRATIONS AND FINANCIAL INSTRUMENTS

Although the Company seeks to diversify both its customer and market application base, for the thirty-nine week period ended October 1, 1999, sales to three customers amounted to 18%, 13%, and 13%, respectively, of sales.

The Company utilizes derivative financial instruments, including foreign currency purchased option contracts and forward contracts, to reduce financial market risks. These instruments are principally used to hedge foreign currency market exposures of underlying assets and liabilities. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and a one-to-one matching of derivative instruments to underlying transactions. Gains and losses on currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period. The risk of loss associated with purchased option contracts is limited to premium amounts paid for the option contracts. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time a contract is entered into until the time it is settled.

The Company transacts business in various foreign currencies, primarily Deutsche Marks, Japanese Yen and certain other European currencies. The Company has established balance sheet hedging programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates. At October 1, 1999, the Company's outstanding notional amounts for currency forward contracts and purchased option contracts were approximately $31.5 million and $14.0 million, respectively, maturing in three months. At January 1, 1999, the Company's outstanding notional amount for currency forward contracts was approximately $12.8 million. The Company did not enter into any purchased option contracts during fiscal 1998.

                         PART I - FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the third quarter of fiscal year 1999 increased 23% to $152.8 million from $124.6 million reported for the comparable year-ago quarter. For the first nine months of 1999, sales totaled $438.3 million, up 11% from $393.6 million for the comparable nine-month period in 1998. Sales in 1999 have increased principally as a result of higher volume shipments to major Original
Equipment Manufacturer ("OEM") customers in the networking and computing market sectors.

Orders for the third quarter of 1999 grew to $164.7 million representing a 29% increase over the $127.8 million received in the prior year's comparable quarter. At October 1, 1999, the Company's order backlog was $127.2 million compared to a backlog of $98.3 million at January 1, 1999.

The increased sales volume contributed in part to a higher gross margin in the third quarter of 1999, which improved to 26.8% from the 25.3% reported in the second quarter of 1999. This improvement was also principally attributable to a more favorable sales mix of the Company's products and continued savings achieved through material cost reductions and plant rationalizations. However, gross margin for the third quarter of 1999 was slightly lower than the 27.3% reported for the third quarter of 1998 primarily as a result of increased competitive pricing involving high volume sales. Also, the current year-to-date gross margin of 25.7% is lower than the 26.6% reported for the corresponding nine-month period in 1998 (excluding the $2.4 million charge for write-off of inventory in 1998 in connection with the Company's 1998 merger-related restructuring plan) as savings from cost of materials and plant rationalizations were more than offset by new product start-up costs. Gross margins were also adversely impacted by the shift in sales mix to the Company's high-volume but lower-margin OEM customers compared to the corresponding period last year.

Selling, general and administrative expenses were $12.9 million (or 8.4% of sales) and $39.4 million (or 9% of sales) for the thirteen and thirty-nine weeks ended October 1, 1999, respectively, compared to $13.4 million (or 10.7% of sales) and $42.1 million (or 10.7% of sales), respectively, for the comparable prior year periods. This decrease primarily reflects efficiencies gained from the Company's merger with Zytec partially offset by expenses associated with Year 2000 compliance and the implementation of the Company's new Enterprise Resource Planning (ERP) computer information system.

The Company continued its long-term commitment to new products by investing $9.2 million in research and development activities during the third quarter of 1999 compared to $8.4 million in the comparable year ago quarter. During the thirty-nine week period ended October 1, 1999, the Company invested $27.5 million in product development compared to $25.7 million for the corresponding period in 1998. The Company believes that the timely introduction of new technology and products is an important component of its competitive strategy and anticipates future research and development spending will not significantly differ from its historical trend as a percentage of sales of approximately 6%.

Net income for the third quarter of 1999 was a record $12.5 million, or $0.32 per diluted share, improving 56% from the $8.0 million, or $0.20 per diluted share, reported for the comparable year-ago quarter. For the first nine months of 1999, net income was $30.2 million, or $0.77 per diluted share, compared to $17.4 million, or $0.42 per diluted share, reported for the comparable year-ago period, which included one-time $9.6 million pre-tax restructuring and inventory charges taken in the first quarter of 1998 as a result of the merger with Zytec.

LIQUIDITY AND CAPITAL RESOURCES

At October 1, 1999, the Company's cash and equivalents decreased to $41.0 million from $41.5 million on January 1, 1999 as cash on hand, cash from operations and $9.0 million proceeds from exercises of stock options funded $26.4 million spent for repurchases of the Company's common stock, $24.4 million for capital expenditures, and $2.6 million for principal debt repayments.

Accounts receivable increased to $91.6 million at October 1, 1999 from $88.8 million at January 1, 1999 due primarily to higher sales volume in the first nine months of 1999 compared to the fourth quarter of 1998 partially offset by productive collection efforts.

The significant increase in inventory levels from $62.5 million at January 1, 1999 to $81.7 million at October 1, 1999 was primarily attributable to production planning to meet manufacturing lead times, investment in raw materials to mitigate some lengthening of component procurement lead times, expansion of inventory depots to better service customers,and anticipated demand for new product introductions. As a result, inventory turnover decreased to 5.2 turns at October 1, 1999 compared to 6.4 turns at January 1, 1999.

Capital expenditures for the first nine months of 1999 totaled $24.4 million primarily for the continued upgrade of facilities and equipment in support of the Company's current operating activities including $10.1 million related to the implementation of a new enterprise-wide ERP computer system. Such capital expenditures were financed with cash on hand and cash generated from operations. The Company's current overall commitment to fully implement the ERP computer system is approximately $25 million of which approximately $22 million is expected to be capitalized and amortized and approximately $3 million is expected to be expensed as incurred. ERP costs incurred from inception to October 1, 1999 totaled approximately $18 million, of which $17.3 million has been capitalized and $700,000 was expensed.

At October 1, 1999, accounts payable increased $8.9 million, or 21%, from January 1, 1999 due to increases in capital expenditures and materials purchases as a result of the higher sales volume. As part of the previously announced three-year, 4.0 million-share repurchase program, the Company repurchased an additional 322,000 shares of its common stock for a total price of $7.1 million during the third quarter of 1999. As of October 1, 1999, the Company has repurchased 2.8 million of the approved 4.0 million shares for a total of approximately $45.8 million. All of such purchases were funded with cash from operations.

Cash provided by operations increased to $41.9 million for the thirty-nine weeks ended October 1, 1999 from $32.4 million for the thirty-nine weeks ended October 2, 1998. The increase was primarily due to income from operations partially offset by an increase in inventories, accounts payable and accrued liabilities.

Net cash used in investing activities for the thirty-nine weeks ended October 1, 1999 reflects capital expenditures of $24.4 million. Net cash used in investing activities for the comparable period in 1998 includes purchases of plant and equipment for $19.9 million partially offset by $2.2 million proceeds from the sale of RTP Corp.

Net cash used in financing activities for the thirty-nine weeks ended October 1, 1999 of $20.0 million reflects mainly the repurchase and retirement of 1,573,200 shares of the Company's common stock for $26.4 million, partially offset by $9.0 million in proceeds from stock option exercises. Net cash used in financing activities of $30.2 million for the thirty-nine weeks ended October 2, 1998 reflects principally long-term debt and capital lease principal repayments, including $4.4 million on the Company's seven-year term loan, $3.2 million on its 6.9% mortgage note, and approximately $7.6 million on the Company's Austrian subsidiary's revolving loans and notes payable partially offset by proceeds from stock option exercises.

Effective December 31, 1998, the Company entered into a revolving credit agreement with a syndicate of banks which provides a three-year, multi-currency $200 million credit facility. The revolving facility, which expires on December 31, 2001, replaced the Company's previous $20 million credit line. The agreement provides for various interest rate options on the facility based on London Interbank Offering Rates plus .625% and includes a fee of .20% on the unused balance, both payable quarterly. The agreement contains certain negative covenants, which are typical of an agreement of this size and nature, that, among other things, require the Company to maintain certain financial ratios and limit the purchase, transfer or distribution of the Company's assets. On January 8, 1999, the Company's existing term loans totaling $46.4 million were repaid from borrowings under this new revolving credit facility. Any amounts outstanding under the facility are due on December 31, 2001. At October 1, 1999, the Company had not repaid any portion of the amount outstanding under the facility. The Company is in compliance in all material respects with the agreement's covenants.

YEAR 2000 INITIATIVES AND EFFECTS

The Company has an internal Year 2000 project team to evaluate its internal facilities, engineering and manufacturing processes, and business information systems with respect to Year 2000 readiness and compliance. Included in this evaluation are the Company's products and systems and potential impact of the Company's significant suppliers and customers. The Company has been communicating with its significant suppliers and customers to determine the extent to which the Company might be vulnerable to those third parties' failures to remedy their Year 2000 issues. The Company does not believe that it has material exposure related to the Year 2000 issue for the products it has sold.

The Company's current product set is Year 2000 compliant. Some products from the Communications Products division have Year 2000 product dependencies that are described on the Company's Year 2000 internet web site (www.artesyn.com).

There are five phases that describe the Company's process in becoming Year 2000 compliant (awareness, assessment, remediation, validation, implementation). The awareness, risk assessment, and contingency planning activities are complete. Remediation of critical business systems was completed in October of 1999. Validation and implementation are ongoing based on the Company's contingency and remediation planning.

The Company completed the replacement of its existing internal computer systems to a new Year 2000 compliant ERP system throughout North America in July of 1999. Year 2000 compliant upgrades for the existing computer systems in the Company's Asia-Pacific locations were completed in July of 1999. All of the Company's European locations existing computer systems maintenance upgrades were completed in October of 1999. The cost to upgrade these systems has not been material. The implementation of the new Year 2000 compliant ERP system for the Company's European and Asia-Pacific locations is scheduled for completion by mid-year 2000. The implementation and installation of the new ERP system was a planned system change and is not deemed undertaken solely for the Company to become Year 2000 compliant.

The total estimated costs, excluding the implementation of the ERP systems, for achieving Year 2000 compliance is currently estimated at $3.0 million, of which approximately $700,000 was incurred in 1998 and approximately $1.0 million was incurred in the first nine months of 1999. Of the total estimated amount, approximately $2.0 million is expected to be capitalized and approximately $1.0 million is expected to be expensed as incurred. The total estimated cost of implementing the worldwide ERP systems is approximately $25 of which approximately $22 million is expected to be capitalized and amortized and approximately $3 million is expected to be expensed as incurred. ERP system costs incurred in 1998 totaled approximately $7.9 million, of which $7.7 million was capitalized and $200,000 was expensed. ERP system costs incurred for the thirty-nine week period in 1999 totaled approximately $10.1 million, of which $9.6 million was capitalized and $500,000 was expensed. The Company expects these expenditures to be financed through operating cash flows or borrowings, at the Company's discretion.

The Company believes that its Year 2000 plan is sufficient and that the Year 2000 issue will not pose significant operational problems. The primary potential Year 2000 risks at this time are supplier and/or customer non-compliance. The risk posed by suppliers to the Company is an interruption of material flow, which would impact shipments and resultant revenue. The risk posed by customers is a cancellation or delay in orders of products by customers who are not Year 2000 ready or whose costs to remedy Year 2000 issues may be so significant that they cancel or delay orders. The Company believes that supplier risks are mitigated by active supplier monitoring for Year 2000 compliance. In addition, the Company has developed what it believes to be an adequate contingency plan, which includes, among other things, alternative sourcing strategies and/or maintenance of safety stock.

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

The Company has significant assets and operations in Europe and Asia and, as a result, its financial performance could be affected by significant fluctuations in foreign exchange rates. To mitigate potential adverse trends, the Company's operating strategy takes into account changes in exchange rates over time. Accordingly, the Company enters into currency forward contracts and purchased option contracts to help protect the value of its existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The principal currencies hedged are the Japanese yen, the Deutsche mark, and the Euro.

It is the Company's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency or interest rate transactions for speculative purposes. The amount of any gain or loss on these contracts has not been material in the past and was not material for the period ended October 1, 1999.

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on the Company's current expectations with respect to future sales, gross margins, operating efficiencies, research and development expenditures, growth and working capital needs. Such statements involve risks and uncertainties which may cause actual results to differ materially from those set forth in these forward-looking statements. Factors that might affect such forward-looking statements include, among others, general economic conditions, growth and changes in the power supply and communications industries, changes in customer mix, competitive factors and pricing pressures, changes in product mix, changes in cost of goods, the uncertainty in the development and acceptance of new products, ability to attract and retain customers including new OEM communications customers, continued major OEM demand, ability to attract and retain personnel, inventory risks due to shifts in market demand, changes in absorption of manufacturing overhead, domestic and foreign regulatory approvals and other risks described in the Company's various reports filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

In accordance with the Company's By-laws and Rules 14a-4(c) and 14a-5(e) promulgated under the Securities Exchange Act of 1934, the Company hereby notifies its stockholders that if the Company does not receive notice by February 7, 2000 of a proposed matter to be submitted for stockholder vote at the Company's 2000 Annual Meeting, then any proxies held by members of the Company's management in respect of such Meeting may be voted in the discretion of such management members on such matter, without any discussion of such proposed matter in the proxy statement to be distributed in respect of such Meeting. In addition, the Company's By-laws contain other restrictions regarding the method by which a stockholder may present a matter to be submitted for stockholder vote at the Company's Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit No. 27 -- Financial Data Schedule.

(B) REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the thirteen-week period ended October 1, 1999.

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

                                            ARTESYN TECHNOLOGIES, INC.
                                            --------------------------
                                                   (Registrant)

DATE:     November 12, 1999                 BY:  /s/ Richard J. Thompson
                                                 -----------------------
                                                 Richard J. Thompson
                                                 Vice President Finance
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT             DESCRIPTION
-------             -----------

  27                Financial Data Schedule