Form 10-K
period 1999-12-31
ARTESYN TECHNOLOGIES INC
filed 2000-03-13
CIK 23071

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended DECEMBER 31, 1999           Commission File No. 0-4466

                           ARTESYN TECHNOLOGIES, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of February 29, 2000 was approximately $628 million.

As of February 29, 2000, 37,059,751 shares of the Registrant's, $0.01 par value, Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's proxy statement for the annual meeting of shareholders to be held on May 4, 2000 are incorporated by reference into Part III hereof.

PART I

ITEM 1.  BUSINESS
         ----------
Artesyn Technologies, Inc. (Nasdaq: ATSN) (the "Company" or "Artesyn"), headquartered in Boca Raton, Fla., is primarily engaged in the design, development, manufacture, sale and service of electronic products and subsystems for producers of electronic equipment in the computing and communications industry. The Company's customers include worldwide market leaders in each of its chosen market sectors. These customers include, among others, Alcatel, Cisco Systems, Compaq, Dell Computer, Ericsson, Hewlett-Packard, Lucent Technologies, Nortel, Siemens and Sun Microsystems. The Company is also a leading supplier of power supplies to the many other companies in the computing and communications industry and maintains a worldwide network of leading distributors including Arrow, Avnet, EBV/Unique, Sager Electronics and Newark Electronics.

The Company is one of the pre-eminent suppliers of power conversion products and power system solutions to its chosen markets. The Company provides a full range of both custom and standard AC/DC power supplies and DC/DC converters. With one of the premier engineering organizations in the industry, Artesyn Technologies provides a catalog offering over 1,200 standard products. The Company also provides high performance single-board computers, systems and subsystems for real-time applications through its Communication Products division and provides repair services and logistics for a variety of products as Artesyn Solutions.

INDUSTRY AND MARKET OVERVIEW

As a provider of electronic products, subsystems and services to Original Equipment Manufacturers ("OEMs"), the producers of electronic equipment, the Company has chosen to focus on those sectors of the communications industry that offer both sufficient opportunity and strong prospects for sustained growth. The Company's products directly address the Internet infrastructure through its focus on the key sectors of the communications industry, including computing/mass storage, carrier/enterprise solutions, wireless infrastructure and network access technologies.

The leading companies in the communications industry typically value quality, reliability, solid technical support, rapid product development and flexible manufacturing. The Company benefits from a number of trends within this industry as described below.

Reduced Development Intervals
As technology life cycles shorten, the producers of electronic equipment are pressed to deliver new generations of equipment to market even faster. In working under this growing time-to-market pressure, these companies place increasing value on a supplier that can consistently deliver new solutions on an aggressive development schedule.

Outsourcing
Many companies, and particularly those in growth markets, are identifying their core competencies and outsourcing as many of the other tasks as possible. Those companies that design and manufacture their own power supplies and subsystems are typically referred to as the "captive market". Those that choose to outsource these functions are known as the "merchant market". Currently, the merchant market is growing much faster than the total market.

High Performance Silicon
In order to realize greater speed from new generations of silicon, the supply voltage of many electronic devices has been greatly reduced. Even so, these devices are consuming more power than ever before. The resulting requirement for fast, low-voltage, high-current power supplies has raised the technology bar in the power industry. Those entities, such as the Company, with the technological resources and capabilities to meet these new challenges are faced with many new opportunities to add value in the development of electronic equipment.

Vendor Base Reduction
Improving supply-chain management is a key strategy of many companies today. Building better relationships in the supply chain has forced entities to reduce the number of suppliers from whom they purchase. In the process of rationalizing their vendor base, companies generally grant more business to those vendors that can meet a variety of needs on a global basis, such as the Company.

PRODUCTS AND SERVICES

POWER CONVERSION
All electronic systems require a steady supply of electrical power at one or more voltage levels. AC/DC power supplies convert alternating electric current ("AC") (the form in which virtually all electric current is delivered by utility companies) from a primary power source, such as a wall outlet, into the direct current ("DC") required to operate virtually all solid state electronic equipment. DC/DC power supplies are used to convert a particular direct current voltage into another (higher or lower) direct current voltage. Power supplies can also be designed to perform diagnostic functions, protect equipment from power surges, power outages, or even the equipment's own malfunction. In addition, certain power supplies may provide reserve power through use of a short-term battery back-up system when the electronic equipment's primary power source fails.

The company provides standard (or "off-the-shelf") products, modified standard products and custom products. Standard products provide for rapid time-to-market and minimal risk due to proven design. They are ideal for low to moderate volume applications or for application specific requirements. Modified standard products are those products that are slightly customized from an existing platform to meet a particular customer's special requirement. Custom products are developed specifically for a single customer to his own specification. The Company maintains a large group of custom power supply designers and focuses these resources on carefully selected companies that are either leaders or emerging as leaders in high growth market segments. Whether custom or standard, the Company's power conversion products fall into one of the following three categories of product.

AC/DC Power Supplies
These products represent the majority of the Company's product sales as they are used by almost any piece of electronic equipment powered from an AC outlet. They are typically designed to operate from a universal input voltage allowing the product to operate from standard AC voltages anywhere in the world. These products range in power from a few watts to several thousand watts.

External Power Supplies
These products, commonly referred to as adapters, are a special type of AC/DC power supply. External power supplies are provided in their own housing outside of the equipment being powered. Typically, these products range from a few watts of power to as much as 100W. The Company provides these products in high volume to makers of various types of terminals, modems, and storage systems. They are commonly used for mobile applications.

DC/DC Converters
Due to the emergence of low-voltage, high performance silicon, the demand for DC/DC converters has grown rapidly in recent years. These products are frequently used to provide power in close physical proximity to the point of use. This reduces the impedance between the power supply and the device being powered and significantly improves system performance. DC/DC converters are also used extensively in modular systems employing a scheme known as Distributed Power Architecture or DPA. This architecture is quite commonly employed in larger networking and communication systems.

COMMUNICATIONS PRODUCTS
The Company's Communications Products division provides the core communications technology and building blocks for today's converging telecommunications networks. Product lines include communication interfaces, CPU boards, and hardware/software subsystems to many of the top names in the telecom industry. Based on worldwide industry standards and open systems technology like PCI, CompactPCI(TM) and VME for communication between computer boards, these solutions can be used off-the-shelf or customized to meet specific cost and performance requirements.

The primary product line is communication interfaces, such as T1 or E1, which carry either voice or data. These products and systems are employed in a wide range of worldwide telecom and datacom networks, such as gateway/routers, switching, call processing, and wireless communications infrastructure.

REPAIR AND LOGISTICS
The Company provides repair, logistics, assembly, and supply chain services for a variety of products primarily manufactured by Hewlett-Packard, Apple Computer and Aspect Communications. The process of repairing products that fail in the field involves the logistics of arranging for return of products and, when they have been repaired, arranging for delivery of products to their customers. This function has traditionally been accomplished as part of the OEM's business. In the 1980s and 1990s, as companies focused their energies on core competencies, electronics manufacturers have often outsourced many activities that they do not consider essential to their business. The Company was retained by Hewlett-Packard ("HP") in 1992 to manage inbound and outbound logistics for some of HP's computer products and to repair certain products. This business has grown steadily since 1992 as HP has transferred repairs of more products to the Company. Since 1992, the Company has taken over from HP the repair of laserjet and deskjet printers, facsimile machines, and scanners and the servicing of other products. Through 1999, 97% of the Company's revenue from repair and logistics services was from HP. We believe this percentage will decrease as the Company solicits new OEMs to become clients.

The Company's repair and logistics services are centered in its Lincoln, California, facility.

STRATEGY

The Company's objective is to be the supplier of choice to multinational OEM customers who require sophisticated power supply solutions and who are likely to have substantial volume requirements. While continuing to concentrate on its established customer base, the definition of the Company's target markets has been redefined to focus on high growth sectors supporting the internet: computing/mass storage, carrier/enterprise solutions, wireless infrastructure and network access technologies. To achieve its objective, the Company's strategy is to differentiate itself from its competition through utilization of new and advanced technology and design, fastest time-to-market and superior product performance, quality, service and the lowest total cost of ownership. The Company implements its strategy by combining the following key elements:

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

Offer Customers the Lowest Total Cost of Ownership
The Company strives to create value for its customers by seeking to offer them the lowest total cost of ownership. Through manufacturing flexibility, reduced time-to-market, worldwide procurement, design for manufacturability, and unmatched customer service, the Company is able to complement each customer's unique set of needs. The Company has built long-standing relationships with industry leaders by providing a high level of consultation at the earliest stages of design development. This hands-on approach is intended to enable the Company to design all its products to maximize quality and minimize unit cost.

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

MARKETING AND DISTRIBUTION

The Company's power conversion products are sold directly to OEMs, private-label customers and distributors. In addition, the Company's sales and engineering personnel supervise and provide technical assistance to independent domestic sales representatives and to domestic and foreign distributors.

The Company's communication products are marketed domestically through independent sales representative organizations. Substantially all foreign sales are made through independent foreign distributors and foreign trading companies, although certain sales are made on a direct basis.

Sales representatives are responsible for marketing the Company's repair business in North America.

Although the Company seeks to diversify both its customer and market application bases, sales to three customers represented 17%, 13%, and 12%, respectively, of 1999 sales.

The Company has derived a significant portion of its sales in recent years from its international operations. Thus, the Company's future operations and financial results could be significantly affected by international factors, such as changes in foreign currency exchange rates or political instability. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's future results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates. See Note 17 of the Notes to Consolidated Financial Statements for additional information.

CUSTOMERS AND APPLICATIONS

The targeted customers and applications are generally the same in the power conversion and communication products groups. These include market leaders and emerging player in the computing and communications markets. The applications and key customers for the Company's products can be grouped as follows:

Servers and Storage Systems    Transmission Backbone / Optical  Networking
-  Compaq                      -  Alcatel
-  Dell Computer Corporation   -  Ciena
-  Eurologic                   -  GEC Marconi
-  Hewlett-Packard             -  Pirelli
-  Iomega                      -  Siemens
-  Sun Microsystems            -  Sycamore
                               -  Tellabs

Routers/Switches               Wireless Infrastructure
-  3Com                        -  Alcatel
-  Cisco                       -  Lucent
-  Ericsson                    -  Siemens
-  Lucent
-  Newbridge
-  Nortel Networks

MATERIALS AND COMPONENTS

The manufacture of the Company's products requires a wide variety of materials and components. The Company has multiple external sources for most of the materials and components used in its production of off-the-shelf standard products. As a result of the custom nature of certain of the Company's manufactured products, components used in the manufacture of these products are currently obtained from a limited number of suppliers. The Company also manufactures certain of its components. Although the Company has from time to time experienced shortages of certain supplies, such shortages have not resulted in any significant disruptions in production. The Company believes that there are adequate alternative sources of supply to meet all of its requirements.

MANUFACTURING
The Company maintains a number of manufacturing facilities around the world. Most of the high-volume, labor intensive products are manufactured at the Company's facility in Zhongshan, China. A smaller number of moderate to high-volume products are manufactured at the Company's factory in Kindberg, Austria. The Company operates a facility in Redwood Falls, Minnesota, which manufactures higher value products in the low to moderate volume range. The Company's DC/DC products tend to be more highly automated designs and are manufactured in Broomfield, CO and Youghal, Ireland. The Company also maintains manufacturing facilities in Oberhausen and Einsiedel, Germany as well as Tatabanya, Hungary. The Company's Communication Products division manufactures its products in Madison, WI.

INTELLECTUAL PROPERTY MATTERS

The Company believes that its future success is primarily dependent upon the technical competence and creative skills of its personnel, rather than upon any patent or other proprietary rights. However, the Company has protected certain of its products with patents where appropriate and has defended, and will continue to defend, its rights under these patents.

BACKLOG

Sales are generally made pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on hand generally having delivery dates scheduled within the next six months. Order backlog at December 31, 1999 was $140.4 million as compared to $98.3 million at January 1, 1999 due to strong orders received in the fourth quarter of fiscal 1999. Historically, the effects of changes and cancellations have not been significant to the Company's operations. The Company expects to ship substantially all of its December 31, 1999 backlog in the first six months of fiscal 2000.

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

RESEARCH AND DEVELOPMENT

The Company maintains active research and development departments, which are engaged in the modification and improvement of existing products and the development of new products. Expenditures for research and development during fiscal years 1999, 1998, and 1997 were approximately $36.4 million, $33.4 million, and $30.0 million, respectively. As a percentage of sales, research and development accounted for 6.1%, 6.3%, and 5.7% in fiscal years 1999, 1998 and 1997, respectively. Research and development spending in absolute dollars has increased in each of the past three years as the Company invested in new product platforms to service the communications industry. The Company believes that the timely introduction of new technology and products is an important component of its competitive strategy.

EMPLOYEES

The Company presently employs approximately 4,600 full-time people. In addition, the Company presently has approximately 3,300 temporary employees and contractors a majority of whom is at its China facility. The Company's ability to conduct its present and proposed activities would be impaired if the Company lost the services of a significant number of its engineers and technicians and could not readily replace them with comparable personnel. Although there is demand for qualified technical personnel, the Company has not, to date, experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet its needs. None of the Company's domestic employees is covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

ENVIRONMENTAL MATTERS

Compliance  with  federal,   state,  local  and  foreign  laws  and  regulations
regulating the discharge of materials into the environment has not had and, under present conditions, the Company does not anticipate that such laws and regulations will have a material effect on the results of operations, capital expenditures, financial condition or competitive position of the Company.

ITEM 2.     PROPERTIES
            ----------
The Company currently occupies approximately 1,480,000 square feet of office and manufacturing space worldwide. Approximately 37% of the space utilized by the Company is owned while 63% is leased. The Company maintains the following facilities:

                                                                           Approximate           Owned vs.
      Facility                      Primary Activity                      Square Footage          Leased
      --------                      ----------------                      --------------          ------
Boca Raton, FL                  Corporate Headquarters                         7,000               Leased
Broomfield, CO                  Manufacturing                                 81,000               Leased
Eden Prairie, MN                Engineering, Administration                   28,000               Leased
Edinburgh, Scotland             Engineering                                    4,000               Leased
Einsiedel, Germany              Manufacturing                                 28,400               Owned
Etten-Leur, Netherlands         Administration                                19,000               Leased
Framingham, MA                  Engineering, Administration                   25,000               Leased
Fremont, CA                     Engineering, Administration                   45,000               Leased
Hong Kong                       Manufacturing                                144,900               Owned
Huntington Beach, CA            Manufacturing                                 45,000               Leased
Kindberg, Austria               Manufacturing                                 75,000               Leased
Lincoln, CA                     Repair, Logistics                            515,000               Leased
Madison, WI                     Manufacturing                                 46,000               Owned
Oberhausen, Germany             Manufacturing                                 62,500               Owned
Redwood Falls, MN               Manufacturing                                117,000               Owned
Redwood Falls, MN               Manufacturing                                 71,000               Leased
Tatabanya, Hungary              Manufacturing                                 62,000               Owned
Vienna, Austria                 Engineering, Administration                   17,200               Leased
Youghal, Ireland                Manufacturing                                 86,000               Owned

In addition to the above locations, the Company has leased sales offices located in or near London, England; Paris, France; and Munich, Germany. The Company considers the facilities described in this Item to be adequate for its current needs. However, the Company is in the process of replacing and/or expanding certain of its owned facilities to increase manufacturing capacity to support higher demand for its products and services.

ITEM 3.     LEGAL PROCEEDINGS
            -----------------
The Company is a party to various legal proceedings, which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

ITEM 4A.    EXECUTIVE OFFICERS
            ------------------
Name                    Age       Position(s) with the Company
----                    ---       ----------------------------

Robert J. Aebli          64       President - Communication Products

Harvey Dewan             60       President - Global Manufacturing

Eoin Gilley              38       Managing Director - Europe Commercial

Hartmut Liebel           37       Corporate Treasurer

Joseph M. O'Donnell      53       Co-Chairman of the Board of Directors;
                                    President and Chief Executive Officer

John M. Steel            55       Vice President - Marketing and New
                                    Product Development, Director

Richard J. Thompson      50       Vice  President - Finance;  Chief  Financial
                                    Officer  and Secretary

Norman C. Wussow         54       President - North America Commercial

Robert J. Aebli was appointed President of the Company's Communication Products division in November 1993.

Harvey Dewan was appointed President of Global Manufacturing in January 2000. From December 1997 to December 1999, Mr. Dewan served as the Company's President of North America and Asia Manufacturing. From February to December 1997, Mr. Dewan was Vice President of Operations for the Company's Communication Products division. From 1969 to April 1996, Mr. Dewan held various positions with General Instruments Corporation, most recently as Vice President of Quality and General Manager.

Eoin Gilley was appointed Managing Director - Europe Commercial in January 2000. Mr. Gilley joined the Company on February 2, 1998 as General Manager - European Operations and was appointed to the position of Managing Director - Europe in August 1998. From 1995 to early 1998, Mr. Gilley served as Vice President/General Manager Europe with Quarterdeck International Ltd.

Hartmut Liebel was appointed as the Company's Corporate Treasurer in February 1998. Prior to joining the Company, Mr. Liebel had been employed by W.R. Grace & Co., a global specialty chemical supplier, as Assistant Treasurer from 1995 to December 1997 and as Director of Financial Risk Management during 1993 and 1994.

Joseph M. O'Donnell was appointed as Chairman of the Board of Directors in February 1997 and as Co-Chairman of the Board following the Company's merger with Zytec. Mr. O'Donnell has served as President and Chief Executive Officer of the Company since July 1994. Mr. O'Donnell is a Director of Boca Research, Inc., a manufacturer of data communications, multimedia and networking products.

John M. Steel was appointed to the position of Vice President - Marketing and New Product Development in December 1997 and was elected to the Board of Directors at that time. Mr. Steel was a co-founder of Zytec and had been an officer and a director of Zytec since 1984.

Richard J. Thompson has served as Vice President - Finance, Chief Financial Officer, and Secretary of the Company since June 1990. Mr. Thompson is a Director of Blue Wave Systems, Inc., a manufacturer of high-channel Digital Signal Processing (DSP) subsystems used in telecommunication infrastructure equipment.

Norman C. Wussow was appointed to the position of President - North America Commercial in June 1999. From January 1998 through June 1999, Mr. Wussow served as Vice President of Custom Engineering of the Company's North America Commercial division. Mr. Wussow joined Zytec in 1993 and held various engineering positions, most recently Vice President of Engineering, until December 1997, when Zytec merged with the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

The common stock of the Company is traded on The Nasdaq Stock MarketSM under the symbol ATSN. High and low sales prices by quarter for the Company's common stock appear in Note 19 of the Company's Notes to Consolidated Financial Statements entitled "Selected Consolidated Quarterly Data" on page 42.

As of December 31, 1999, there were approximately 12,818 Company shareholders consisting of record holders and individual participants in security position listings.

To date, the Company has not paid any cash dividends on its capital stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and does not anticipate paying cash dividends in the foreseeable future. However, on July 22, 1998, the Company's Board of Directors authorized a share repurchase program to purchase up to 4.0 million shares of the Company's common stock in the open market or in privately-negotiated transactions, depending on market conditions and other factors. As of December 31,1999, the Company repurchased and retired 3,072,200 shares of its common stock for a total of approximately $51.3 million in cash. Currently, the Company maintains a $200 million revolving credit facility, which contains certain restrictive covenants that, among other things, require the Company to maintain certain financial ratios and may limit the purchase, transfer or distribution of the Company's assets.

ITEM 6.  SELECTED FINANCIAL DATA
         The following table sets forth the selected financial information of the Company.

         For the Years Ended on the Friday Nearest December 31
         (Dollars in Thousands Except Per Share Data)

                                                            1999          1998          1997          1996          1995
                                                          --------      --------      --------      --------      --------
         RESULTS OF OPERATIONS
         Sales                                            $594,155      $532,392      $527,236      $435,731      $344,969
         Income from continuing operations                  43,362        27,044        31,882        29,555        16,483
              Per share - basic                               1.16          0.70          0.87          0.84          0.50
              Per share - diluted                             1.11          0.67          0.80          0.78          0.49
         Net income                                         43,362        27,044        29,820        30,059        17,598
              Per share - basic                               1.16          0.70          0.81          0.85          0.53
              Per share - diluted                             1.11          0.67          0.75          0.79          0.52

         FINANCIAL POSITION
         Working capital                                  $127,637      $120,970      $115,822      $ 92,029      $ 66,449
         Property, plant & equipment, net                   88,468        75,032        61,581        48,671        38,491
         Total assets                                      359,050       325,392       322,177       239,487       202,858
         Long-term debt and capital lease obligations       44,154        50,283        52,949        43,945        33,590
         Total debt                                         46,110        52,990        68,547        57,097        50,251
         Shareholders' equity                              199,912       181,088       162,676       117,006        82,889
         Total capitalization                              246,022       234,078       231,223       174,103       133,140

         FINANCIAL STATISTICS
         Selling, general and administrative expenses     $ 52,404      $ 54,548      $ 52,058      $ 42,232      $ 36,353
            - as a % of sales                                  8.8%         10.2%          9.9%          9.7%         10.5%
         Research and development expenses                  36,413        33,401        30,032        23,612        21,085
            - as a % of sales                                  6.1%          6.3%          5.7%          5.4%          6.1%
         Operating income                                   64,861        41,981        52,443        41,077        26,776
            - as a % of sales                                 10.9%          7.9%          9.9%          9.4%          7.8%
         Total debt as a % of total capitalization              19%           23%           30%           33%           38%
         Debt to equity ratio                                   23%           29%           42%           49%           61%
         Interest coverage ratio                             21.01         11.06         11.00          9.21          6.48

      OTHER DATA
         Capital expenditures                             $ 33,359      $ 26,795       $ 22,231     $  9,387      $ 10,046
         Depreciation and amortization                    $ 20,109      $ 16,898       $ 13,561     $ 10,287      $  7,606
         Common shares outstanding (000's)                  37,127        37,882         38,381       36,042        34,607
         Employees                                           4,628         4,290          4,219        3,519         2,870
         Temporary employees and contractors                 3,269         2,326          2,663        1,670         1,923

         Data for fiscal years 1995 and 1996 have been restated to reflect the merger of Computer Products, Inc. and Zytec Corporation effective December 29, 1997, which was accounted for as a pooling-of-interests.

         Data for fiscal years 1995 and 1996 have been restated to give effect to the discontinued operations of RTP Corp. substantially all of the assets of which were sold on July 5, 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

 BUSINESS COMBINATIONS

ZYTEC -- On December 29, 1997, Computer Products, Inc., the former name of the Company ("CPI"), merged with Zytec Corporation ("Zytec") in a transaction whereby  Zytec  became a  wholly-owned  subsidiary  of CPI.  As a result  of the merger, each share of Zytec's common stock, no par value, outstanding immediately prior to the merger was converted into 1.33 shares of CPI's common stock, $0.01 par value. The Zytec shares were exchanged for a total of approximately 14.1 million shares of CPI's common stock. The merger was accounted for as a pooling-of-interests; accordingly, consolidated financial statements presented herein for periods prior to the merger have been restated to include the combined results of operations, financial position and cash flows of Zytec as though it had always been a part of CPI.

The restatement of the consolidated financial information combines the financial information of CPI and Zytec giving retroactive effect to the merger as if the two companies had operated as a single company for all periods presented. However, the two companies actually operated independently prior to the merger, and the historical changes and trends in the financial condition and results of operations of these two companies resulted from independent activities. The financial information presented for 1997 on a historical restated basis is not necessarily indicative of the financial condition and results of operations that may have been achieved in the past or will be achieved in the future had the companies operated as a single entity for the periods presented. The following discussion of the consolidated operations and financial condition of the Company should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.

THE ELBA GROUP -- On July 22, 1997, pursuant to an Agreement on the Sale, Purchase and Transfer of Shares, the Company acquired all the outstanding capital stock of the following affiliated companies: Elba Electric GmbH, Elba Modul GmbH, Elba Elektronik AG, Elba Electronics Ltd., Elba-electric-produktion s.r.o., Elba Electronique S.A.R.L., and KRP Power Source B.V., collectively referred to as the Elba Group.

The purchase price of 52 million Deutsche marks (approximately $28.5 million) was paid in cash with proceeds from two seven-year term loans from First Union National Bank, London Branch. On January 8, 1999, the term loans were repaid from borrowings under the Company's new revolving credit facility (see Note 8).

Effective December 11, 1998, the Company sold Elba-electric-produktion s.r.o. (its Czech Republic division) to a third party for 20,000 Deutsche marks and the repayment of the balance of an intercompany loan of approximately $400,000. In addition, to eliminate duplicate facilities, the sales offices of the Elba Group located in Pfaffikon, Switzerland; Vaulx-Milieu, France; and Chesterfield, United Kingdom were closed during 1998. Costs related to such facilities closures were included in the restructuring charge described in Note 6 of the Notes to Consolidated Financial Statements.

BUSINESS ENVIRONMENT AND RISK FACTORS
The following discussion should be read in conjunction with the consolidated financial statements and related notes as well as the section under the heading "Risk Factors that May Affect Future Results." With the exception of historical information, the matters discussed below may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The Company wishes to caution readers that a number of important factors, including those identified in the section entitled "Risk Factors that May Affect Future Results" as well as factors discussed in the Company's other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause them to differ materially from those in the forward-looking statements.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

Sales for 1999 increased 12% to $594.2 million from $532.4 million reported in 1998. Sales in 1999 have increased principally as a result of higher volume shipments to major OEM customers in the networking and computing market sectors.

Orders for 1999 grew to $639.9 million representing a 22% increase over the $526.5 million received in 1998. At December 31, 1999, the Company's order backlog was $140.4 million compared to a backlog of $98.3 million at January 1, 1999.

Gross profit margin for 1999 was 25.9% compared to 25.8% reported in 1998. Despite higher sales in 1999, gross margins were adversely impacted by increased competitive pricing involving high volume sales, by new product start-up costs, and by a shift in sales mix to the Company's high-volume but lower-margin OEM customers compared to 1998. Although the Company continues to focus on reducing manufacturing costs and improving overall processes, the Company does not anticipate that in the reasonably foreseeable future gross profit margins will vary significantly from the current level due to continuing competitive pricing pressures and changes in product mix partially offset by improved cost of purchased materials.

Operating expenses decreased to approximately 14.9% of sales in 1999 from the 17.9% reported in 1998. Operating expenses for 1998 include a $7.2 million non-recurring charge related to the Company's 1998 restructuring plan. Excluding the restructuring charge, operating expenses were 16.5% of sales in 1998.

Operating income increased to 10.9% of sales from 7.9% in 1998 as a result of slightly higher gross profit margins and lower operating expenses.

Selling, general and administrative expenses were $52.4 million, or 8.8% of sales, in 1999 compared to $54.5 million, or 10.3% of sales, in 1998. This decrease primarily reflects efficiencies gained from the Company's merger with Zytec partially offset by expenses associated with Year 2000 compliance and the implementation of the Company's new Enterprise Resource Planning ("ERP") computer information system. The Company continues to monitor operating expenses and to eliminate excess manufacturing resources wherever it seems prudent. However, the Company expects to incur additional expenses in 2000 relating to new product start-up costs and to depreciation expense and other costs associated with the completion of the phased implementation of the ERP system.

Research and development expenses The Company continued its long-term commitment to new products by investing $36.4 million, or 6.1% of sales, in research and development activities during 1999 compared to $33.4 million, or 6.3% of sales, in 1998. The Company believes that the timely introduction of new technology and products is an important component of its competitive strategy and anticipates future research and development spending will not significantly differ in the reasonably foreseeable future from its historical trend as a percentage of sales of approximately 6%.

Provision for income taxes decreased to 31.4% of pretax income in 1999 from 33.0% in 1998. The effective tax rate was lower in 1999 primarily due to tax planning strategies and to the mix of earnings and income tax rates of international subsidiaries. For additional information regarding income taxes, refer to Note 11 of the Company's Notes to Consolidated Financial Statements on pages 34-35.

Net income for 1999 was $43.4 million, or $1.11 per diluted share, representing a 60% improvement from the $27.0 million, or $0.67 per diluted share, reported in 1998 which included one-time $9.6 million pre-tax restructuring and inventory charges taken in the first quarter of 1998 as a result of the merger with Zytec.

1998 COMPARED TO 1997

Sales for 1998 improved modestly to $532.4 million compared to $527.2 million in 1997. Lower demand from OEM customers as a result of economic turmoil in Asia and South America, as well as widespread customer inventory reductions, hampered growth in the Company's primary market sectors: computing/mass storage, carrier/enterprise solutions, access and wireless infrastructure.

Orders for 1998 were $526.5 million compared to $530.0 million in 1997. On January 1, 1999, the Company's order backlog was $98.3 million compared to $103.1 million on January 2, 1998.

Gross profit margin for 1998 was 25.8% compared to 26.1% in 1997 primarily due to the $2.4 million charge for the write-off of duplicate product lines between the merged companies related to the Company's 1998 restructuring plan further described below. In addition, material cost and plant rationalization savings following the merger were offset by new product direct start-up costs.

Operating expenses increased to approximately 17.9% of sales in 1998 from the 16.1% reported in 1997. Operating expenses for 1998 include a $7.2 million non-recurring charge related to the Company's 1998 restructuring plan. Excluding the restructuring charge, operating expenses were 16.5% of sales in 1998.

Operating income decreased to 7.9% of sales from 9.9% in 1997, as a result of lower gross profit margins, increased operating expenses, and restructuring and related inventory charges.

Selling, general and administrative expenses were $54.5 million in 1998 compared to $52.1 million in 1997 reflecting the inclusion of a full year of operations for Elba, which was acquired mid-year 1997, and various integration activities following the merger. Certain of these additional costs were incurred to begin implementation of a new company-wide ERP information system and to familiarize the Company's employees, customers, suppliers and investors with the resources of the new combined company, Artesyn Technologies.

Research and development expenses totaled $33.4 million, or 6.3% of sales, in 1998 compared to $30.0 million, or 5.7% of sales, in 1997 reflecting the Company's continued investment in new product development for its global communications customers.

Restructuring charge -- During the first quarter of 1998, the Company recorded a $9.6 million pre-tax charge in connection with the Company's restructuring plan following its merger with Zytec. This amount is allocated in the accompanying Consolidated Statements of Operations as follows: $7.2 million to Restructuring Charge, as further described below, and $2.4 million to Cost of Sales, which relates principally to inventory write-offs of duplicate product development programs which were underway at CPI and Zytec prior to the merger. The restructuring charge relates primarily to the elimination of duplicate facilities in an effort to reduce costs pursuant to the Company's integration plan. Specific restructuring actions included the closure of certain domestic and foreign manufacturing and other facilities through the consolidation of manufacturing operations with corresponding personnel reductions, the realignment of the Company's workforce to eliminate duplicate functions particularly in administrative areas, and other related cost-savings actions. Provision for income taxes decreased to 33.0% of pretax income in 1998 from 35.5% in 1997. The effective tax rate was lower in 1998 primarily due to lower state income taxes following the merger. Income from continuing operations for 1998 was $27.0 million, or $0.67 per diluted share, compared to $31.9 million, or $0.80 per diluted share, in 1997. Such amounts include $9.6 million restructuring and related inventory charges in 1998 and a $3.0 million merger-related charge in 1997.

Adoption of recent  accounting  pronouncements-  In 1998,  the  Company  adopted
Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, in the Consolidated Statements of Shareholders' Equity and Comprehensive Income. The fiscal year 1997 presentation has been reclassified to conform to the SFAS 130 requirements.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which was adopted by the Company in 1998. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The fiscal year 1997 presentation has been reclassified to conform to the SFAS 131 requirements.

In March 1998, the Accounting Standards Executive Committee released Statement of Position 98-1, ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. In 1998, the Company adopted the guidelines established by SOP 98-1 in accounting for the costs of computer software developed or obtained for internal use in connection with its implementation of the ERP system.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company's cash and equivalents decreased to $37.6 million from $41.5 million on January 1, 1999 as cash on hand, cash generated from operations and $10.0 million proceeds from exercises of stock options funded $31.9 million spent for repurchases of the Company's common stock, $33.4 million for capital expenditures, and $3.2 million for principal debt repayments.

Accounts receivable increased to $90.3 million at December 31, 1999 from $88.8 million at January 1, 1999 due primarily to higher sales volume in 1999 compared to 1998 partially offset by productive collection efforts. Days sales outstanding, or DSO, in receivables decreased to 52 days for 1999 compared to 55 days for 1998. The Company continued to monitor credit and collection processes during 1999, which contributed to improved collection periods, especially in Europe.

The significant increase in inventory levels from $62.5 million at January 1, 1999 to $89.4 million at December 31, 1999 was primarily attributable to production planning to meet manufacturing lead times, increased investment in raw materials to mitigate some lengthening of component procurement lead times, expansion of inventory depots to better service customers, and anticipated demand for new product introductions. As a result, inventory turnover decreased to 4.7 turns at December 31, 1999 compared to 6.4 turns at January 1, 1999.

Capital expenditures for 1999 totaled $33.4 million primarily for the continued upgrade of facilities and equipment in support of the Company's current operating activities including $10.1 million related to the implementation of a new ERP computer system. Such capital expenditures were financed with cash on hand and cash generated from operations. The Company's current overall commitment to fully implement the ERP computer system is approximately $25 million of which approximately $22 million is expected to be capitalized and amortized and approximately $3 million is expected to be expensed as incurred. ERP costs incurred from inception to December 31, 1999 totaled approximately $20.8 million, of which $19.8 million has been capitalized and $1.0 million was expensed.

At December 31, 1999, accounts payable increased $8.0 million, or 19%, from January 1, 1999 due to increases in capital expenditures, including the implementation of the ERP system, and materials purchases to support the Company's growth in sales.

On July 22, 1998, the Company's Board of Directors authorized a share repurchase program to purchase up to 4.0 million shares of the Company's common stock in the open market or in privately-negotiated transactions, depending on market conditions and other factors. During fiscal years 1999 and 1998, the Company repurchased and retired 1,860,700 and 1,211,500 shares, respectively, of its common stock for a total of approximately $31.9 million and $19.4 million, respectively. All of such repurchases were funded with cash from operations. The Company expects to complete the share repurchase during the first half of fiscal 2000.

Cash provided by operations increased to $52.8 million in 1999 versus $44.1 million in 1998 and $38.8 million in 1997. The increase in 1999 was primarily due to income from operations partially offset by an increase in inventories, accounts payable and accrued liabilities. The increase in 1998 was primarily due to income from operations, excluding the $7.2 million pre-tax restructuring charge, and smaller increases in accounts receivable and inventories.

The Company used $30.2 million, $24.6 million and $44.7 million in investing activities in fiscal years 1999, 1998 and 1997, respectively. Net cash used in investing activities in 1999 primarily reflects capital expenditures of $33.4 million partially offset by a decrease in other long-term assets of $2.8 million. The use of cash in fiscal 1998 reflects capital expenditures of $26.8 million partially offset by $2.2 million proceeds from the sale of substantially all of the assets of RTP Corp. The use of cash in fiscal 1997 was due mainly to the acquisition of the Elba Group for $26.2 million (net of cash acquired) and increased purchases of property, plant and equipment in line with the continued upgrading of the Company's overseas manufacturing facilities.

Net cash used in financing activities in fiscal 1999 of $25.1 million mainly reflects the repurchase and retirement of 1,860,700 shares of the Company's common stock for $31.9 million, partially offset by $10.0 million in proceeds from stock option exercises.

Net cash used in financing activities in fiscal 1998 of $33.7 million mainly reflects: (1) long-term debt principal repayments including $4.4 million on the Company's seven-year term loan, $3.2 million on its 6.9% mortgage note, approximately $7.6 million on the Company's Austrian subsidiary's revolving loans and notes payable, and $3.5 million in capital lease principal payments and (2) repurchase and retirement of 1,211,500 shares of the Company's common stock for $19.4 million, partially offset by $4.6 million in proceeds from stock option exercises.

Net cash provided by financing activities in fiscal 1997 of $27.1 million reflects borrowings under the 52 million Deutsche mark term loans, net of debt issuance costs, and $5.5 million proceeds from exercises of stock options partially offset by $14.2 million long-term debt and capital lease principal repayments including $3.7 million on the Company's seven-year term loan

Effective December 31, 1998, the Company entered into a revolving credit agreement with a syndicate of banks which provided a three-year, multi-currency $200 million credit facility. The revolving facility, which expires on December 31, 2001, replaced the Company's previous $20 million credit line. The agreement provides for various interest rate options on the facility based on London Interbank Offering Rates ("LIBOR") plus .625% and includes a fee of .20% on the unused balance, both payable quarterly. The agreement contains certain negative covenants, which are typical of an agreement of this size and nature, that, among other things, require the Company to maintain certain financial ratios and limit the purchase, transfer or distribution of the Company's assets. On January 8, 1999, the Company's then existing term loans totaling $46.4 million were repaid from borrowings under this new revolving credit facility. Any amounts outstanding under the facility are due on December 31, 2001. At December 31, 1999, the Company had not repaid any portion of the $46.4 million outstanding under the facility, and the Company has made no additional borrowings under the facility. The Company is in compliance in all material respects with the agreement's covenants.

Based on current plans and business conditions, the Company believes that its cash and equivalents, its available credit line, cash generated from operations, and other financing activities are expected to be adequate to meet capital expenditures, working capital requirements, debt and capital lease obligations and operating lease commitments through 2000.


RECENT ACCOUNTING PRONOUNCEMENTS

In June  1998,  the  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 will require the Company to record all derivatives as either assets or liabilities in the Consolidated Statement of Financial Position and measure those instruments at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, given the Company's current use of derivatives and hedging activities, the Company does not believe the effect of adopting SFAS 133 will be material to its consolidated financial statements.

In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133." The Statement defers the effective date of SFAS 133 to fiscal 2001 at which time adoption is planned.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We believe our revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

IMPACT OF YEAR 2000

The Year 2000 Issue was the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

In 1999, the Company formulated a plan to resolve the Year 2000 Issue that included the following phases: awareness, assessment, remediation, testing and implementation. The plan was initiated and executed to prevent major interruptions in the business due to Year 2000 problems using both internal and external resources to identify and correct problems and to test for readiness. Also, the Company queried its important suppliers and customers regarding their year 2000 remediation activities and developed a contingency plan for both external and internal sources of non-compliance. As of December 31, 1999, all phases were completed.

During 1998, the Company initiated the implementation and installation of a new ERP system, which was a planned system change and was not deemed undertaken solely for the Company to become Year 2000 compliant. The Company completed the replacement of its existing internal computer systems to a new Year 2000 compliant ERP system throughout North America in July of 1999. The implementation of the new Year 2000 compliant ERP system for the Company's European and Asia-Pacific locations is scheduled for completion by mid-year 2000.

The total cost incurred for all phases of the Year 2000 project, excluding the implementation of the ERP system, was approximately $3.0 million, of which approximately $700,000 was incurred in 1998 and approximately $2.3 million was incurred in 1999. Of the total amount, approximately $2.0 million related to equipment purchases which was capitalized and approximately $1.0 million was expensed as incurred. These costs were funded through operating cash flows.

Since January 1, 2000, the Company has experienced no disruptions in its business operations as a result of Year 2000 compliance problems and received no reports of any Year 2000 compliance issues from either internal or external sources. Nonetheless, some problems related to Year 2000 risks may not appear until several months after January 1, 2000. Year 2000 issues could include problems with the Company's own products and services or with third-party products or technology that we use. The Company can provide no assurance that all supplier and customer Year 2000 compliance plans were successfully completed in a timely manner, although it is not currently aware of any problems, which would significantly impact its operations.


CONVERSION TO THE EURO CURRENCY

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The legacy currencies of the participating European Union members will remain legal tender in the participating countries for the transition period from January 1, 1999 through January 1, 2002. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. Legacy currencies will no longer be legal tender for any transactions beginning July 1, 2002, making conversion to the euro complete. The Company has begun to assess and address the issues involved with the introduction of the euro. Issues facing the Company relating to the euro include: converting information technology systems; reassessing currency risk; negotiating and amending licensing agreements and contracts; and processing tax and accounting records.

The Company does not presently expect that introduction and use of the euro will materially affect the Company's foreign exchange and hedging activities or the Company's use of derivative instruments. While the Company will continue to evaluate the impact of the euro's introduction over time, based on currently available information, management does not believe that the introduction of the euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

As noted above, the foregoing discussion may include forward-looking statements which involve risks and uncertainties. In addition, the Company has identified the following risk factors that could affect its actual results and cause them to differ materially from those in the forward-looking statements.

RISKS RELATED TO NEW PRODUCTS The markets for the Company's products are characterized by rapidly changing technologies, increasing customer demands, evolving industry standards, frequent new product introductions and, in some cases, short product life cycles. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and cost, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will successfully develop, introduce or manage the transition of new products. The failure of or the delay in anticipating technological advances or developing and marketing product enhancements or new products that respond to any significant technological change could have a material adverse effect on the business, operating results and financial condition of the Company.

RELIANCE ON CUSTOMERS Sales to three customers accounted for approximately 17%, 13% and 12%, respectively, of sales in 1999. Decisions by a small number of customers to defer their purchasing decisions or to purchase products elsewhere could have a material adverse effect on the business, results of operations and financial condition of the Company.

FLUCTUATIONS  IN  QUARTERLY   OPERATING  RESULTS   Recently,   the  Company  has
experienced erratic quarterly growth in sales partially due to customers realigning their inventory needs and also partially attributable to Year 2000 uncertainty. Due to the rapidly changing nature of the markets for its products, as well as the likelihood of increased competition, there can be no assurance that the Company's sales and operating results will maintain their past growth rates. If sales are below expectations in any given quarter, the adverse impact of any shortfall on the operating results of the Company may be magnified to the extent the Company is unable to adjust spending to compensate for the shortfall. Accordingly, there can be no assurance that the Company will be able to sustain profitability in the future, particularly on a quarter-to-quarter basis.

COMPETITION: INCREASED COMPETITION DUE TO INDUSTRY CONSOLIDATION The industry in which the Company competes is highly competitive and characterized by increasing customer demands for product performance, shorter manufacturing cycles and lower prices. These trends result in frequent introductions of new products with added capabilities and features and continuous improvements in the relative price/performance of the products. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could adversely affect the Company's results of operations and financial condition. The Company's principal competitors include Lucent Technologies, Delta Product and Astec (BSR) plc. Certain of the Company's major competitors have also been engaged in merger and acquisition transactions. Such consolidations by competitors are likely to create entities with increased market share, customer bases, proprietary technology and marketing expertise, and expanded sales force size. These developments may adversely affect the Company's ability to compete in such markets.

RISKS RELATED TO GROSS MARGIN The Company's gross margin percentage is a function of the product mix sold in any period. Other factors such as unit volumes, heightened price competition, changes in channels of distribution, shortages in components due to timely supplies of parts from vendors or ability to obtain items at reasonable prices, and availability of skilled labor, also may affect the cost of sales and the fluctuation in gross margin percentages in future periods.

RISKS RELATED TO BACKLOG The Company has attempted to reduce its product manufacturing lead times and its backlog of orders. To the extent that backlog is reduced during any particular period, it could result in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. If manufacturing lead times are not reduced, the Company's customers may cancel, or not place, orders if shorter lead times are available from other manufacturers

RISKS RELATED TO INTELLECTUAL PROPERTY RIGHTS The Company currently relies upon a combination of patents, copyrights, trade marks and trade secret laws to establish and protect its proprietary rights in its products. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. Although the Company continues to evaluate and implement protective measures, there can be no assurance that these efforts will be successful or that third parties will not assert intellectual property infringement claims against the Company.

RISKS RELATED TO ACQUISITIONS Acquisitions of complementary businesses and technologies, including technologies and products under development, have been an important part of the Company's business strategy. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into the Company's operations. The Company's operating results could be adversely affected if it is unable to successfully integrate such new companies into its operations. Future acquisitions by the Company could also result in issuances of equity securities or the rights associated with the equity securities, which could potentially dilute your stakeholdings and/or the Company's earnings per share. In addition, future acquisitions could result in the incurrence of additional debt, or contingent liabilities, and amortization expenses related to goodwill and other intangible assets. These factors could adversely affect the Company's future operating results and financial position.

DEPENDENCE ON SOLE SOURCE SUPPLIERS As a result of the custom nature of certain of the Company's manufactured products, components used in the manufacture of these products are currently obtained from a limited number of suppliers. Although there are a limited number of manufacturers of certain components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales that could adversely affect the Company's future operating results and financial position.

RISKS RELATED TO INTERNATIONAL SALES International sales have been, and are expected to continue to be, an increasingly important component of the Company's total sales. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Other risks of international sales include changes in economic conditions in the international markets in which the products are sold, political and economic instability, fluctuations in currency exchange rates, import and export controls, and the burden and expense of complying with foreign laws. In addition, sales in developing nations may fluctuate to a greater extent than sales to customers in developed nations, as those markets are only beginning to adopt new technologies and establish purchasing practices. These risks may adversely affect the operating results and financial condition of the Company.

RISKS RELATED TO GOVERNMENT REGULATIONS AND PRODUCT CERTIFICATION The Company's operations are subject to laws, regulations, government policies and product certification requirements worldwide. Changes in such laws, regulations, policies or requirements could affect the demand for the Company's products or result in the need to modify products, which may involve substantial costs or delays in sales and could have an adverse effect on the Company's future operating results.

RISKS RELATED TO FOREIGN MANUFACTURING OPERATIONS The Company manufactures a significant amount of its products in foreign locations. Approximately 38% of the Company's 1999 sales were from products manufactured in Asia-Pacific, 27% from products manufactured in Europe and the remaining 35% from domestic operations.

The supply and cost of these products can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. From time to time, the Company explores opportunities to diversify its sourcing and/or production of certain products to other low cost locations or with other third parties to reduce its dependence on production in any one location. In addition, the Company has taken necessary measures, including insuring against certain risks, to mitigate its exposure to potential political and economic changes in Hong Kong and China. In the event of confiscation, expropriation, nationalization, or governmental restrictions in the above mentioned foreign or other locations, earnings could be adversely affected from business disruption resulting in delays and/or increased costs in the production and delivery of products.

VOLATILITY OF STOCK PRICE The market price of the Company's common stock has been, and, may continue to be, relatively volatile. Factors such as new product announcements by the Company, its customers or its competitors, quarterly fluctuations in operating results, challenges associated with integration of businesses and general conditions in the markets in which the Company competes, such as a decline in industry growth rates, may have a significant impact on the market price of the Company's common stock. These conditions, as well as factors which generally affect the market for stocks of technology companies, could cause the price of the Company's common stock to significantly fluctuate over relatively short periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

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

It is the Company's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency or interest rate transactions for speculative purposes. The amount of any gain or loss on these contracts has not been material in the past and was not material for fiscal year 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        --------------------------------------------

STATEMENT OF MANAGEMENT RESPONSIBILITY
The Company's management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this Form 10-K. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management.

The Company's management maintains a system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The system is continuously monitored by direct management review and by internal auditors who conduct an extensive program of audits throughout the Company. The Company selects and trains qualified people who are provided with and expected to adhere to the Company's standards of business conduct. These standards, which set forth the highest principles of business ethics and conduct, are a key element of the Company's control system. Additionally, our independent certified public accountants, Arthur Andersen LLP, obtain a sufficient understanding of the internal control structure in order to plan and complete the annual audit of the Company's consolidated financial statements.

The Audit Committee of the Board of Directors, which consists of five outside directors, meets regularly with management, the internal auditors and the independent certified public accountants to review accounting, reporting, auditing and internal control matters. The Committee has direct and private access to both internal and external auditors.

JOSEPH M. O'DONNELL
Co-Chairman of the Board, President and Chief Executive Officer

RICHARD J. THOMPSON
Vice President, Finance and Chief Financial Officer


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Artesyn Technologies, Inc.:

We have audited the accompanying consolidated statements of financial condition of Artesyn Technologies, Inc. (a Florida corporation) and subsidiaries as of December 31, 1999 and January 1, 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the three fiscal years in the fiscal period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesyn Technologies, Inc. and subsidiaries as of December 31, 1999 and January 1, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the fiscal period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP
Fort Lauderdale, Florida,
  January 19, 2000.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended on the Friday Nearest December 31
(Amounts in Thousands Except Per Share Data)

                                                                      1999           1998           1997
                                                                   ---------------------------------------
         SALES                                                     $ 594,155      $ 532,392      $ 527,236
         COST OF SALES                                               440,477        395,273        389,703
                                                                   ---------------------------------------
         GROSS PROFIT                                                153,678        137,119        137,533
                                                                   ---------------------------------------
         EXPENSES
            Selling, general and administrative                       52,404         54,548         52,058
            Research and development                                  36,413         33,401         30,032
            Restructuring charge                                          --          7,189             --
            Merger-related charges                                        --             --          3,000
                                                                   ---------------------------------------
                                                                      88,817         95,138         85,090
                                                                   ---------------------------------------
         OPERATING INCOME                                             64,861         41,981         52,443
                                                                   ---------------------------------------
         OTHER INCOME (EXPENSE)
            Interest expense                                          (3,160)        (4,013)        (4,945)
            Interest income                                            1,509          2,396          1,943
                                                                   ---------------------------------------
                                                                      (1,651)        (1,617)        (3,002)
                                                                   ---------------------------------------
         INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES        63,210         40,364         49,441

         PROVISION FOR INCOME TAXES                                   19,848         13,320         17,559
                                                                   ---------------------------------------
         INCOME FROM CONTINUING OPERATIONS                            43,362         27,044         31,882

         DISCONTINUED OPERATIONS
            Loss from operations, net of tax benefit of $222              --             --           (333)
            Loss on disposal of RTP (including provision of
              $1,000 for operating losses during phase-out
              period), net of tax benefit of $1,152                       --             --         (1,729)
                                                                   ---------------------------------------
         NET INCOME                                                $  43,362      $  27,044      $  29,820
                                                                   =======================================
         EARNINGS PER SHARE
         BASIC
            Income from Continuing Operations                      $    1.16      $    0.70      $    0.87
            Discontinued Operations                                       --             --          (0.06)
                                                                   ---------------------------------------
            Net Income                                             $    1.16      $    0.70      $    0.81
                                                                   =======================================
         DILUTED
            Income from Continuing Operations                      $    1.11      $    0.67      $    0.80
            Discontinued Operations                                       --             --          (0.05)
                                                                   ---------------------------------------
            Net Income                                             $    1.11      $    0.67      $    0.75
                                                                   =======================================
         WEIGHTED SHARES OUTSTANDING
            Basic                                                     37,272         38,369         36,650
            Diluted                                                   38,999         40,635         40,654

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
As of the Friday Nearest December 31
(Amounts in Thousands Except Share Data)

                                                                                   1999           1998
                                                                                ------------------------
         ASSETS
         CURRENT ASSETS
            Cash and equivalents                                                $  37,562      $  41,525
            Accounts receivable, net of allowance for doubtful accounts of
              $2,737 at December 31, 1999 and $1,875 at January 1, 1999            90,334         88,828
            Inventories                                                            89,370         62,460
            Prepaid expenses and other                                              5,263          4,832
            Deferred income taxes                                                   9,866          7,685
                                                                                ------------------------
              Total current assets                                                232,395        205,330
                                                                                ------------------------
         PROPERTY, PLANT & EQUIPMENT, NET                                          88,468         75,032
                                                                                ------------------------
         OTHER ASSETS
            Goodwill, net                                                          32,436         40,039
            Deferred income taxes                                                   3,573          2,682
            Other assets, net                                                       2,178          2,309
                                                                                ------------------------
              Total other assets                                                   38,187         45,030
                                                                                ------------------------
                                                                                $ 359,050      $ 325,392
                                                                                ========================
         LIABILITIES AND SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES
            Current maturities of long-term debt and capital leases             $   1,956      $   2,707
            Accounts payable and accrued liabilities                              102,802         81,653
                                                                                ------------------------
              Total current liabilities                                           104,758         84,360
                                                                                ------------------------
         LONG-TERM LIABILITIES
            Long-term debt and capital leases                                      44,154         50,283
            Other long-term liabilities                                             4,819          4,974
         Deferred tax liabilities                                                   5,407          4,687
                                                                                ------------------------
              Total long-term liabilities                                          54,380         59,944
                                                                                ------------------------
              Total liabilities                                                   159,138        144,304
                                                                                ------------------------
         COMMITMENTS AND CONTINGENCIES (see Notes 8, 10 and 13)

         SHAREHOLDERS' EQUITY
            Preferred stock, par value $0.01; 1,000,000 shares authorized;
               none issued or outstanding                                              --             --
            Common stock, par value $0.01; 80,000,000 shares authorized;
              37,126,630 shares issued and outstanding at December 31, 1999
              (37,882,248 at January 1, 1999)                                         371            379
            Additional paid-in capital                                             94,465         85,018
            Retained earnings                                                     114,510         99,128
            Foreign currency translation adjustment                                (9,434)        (3,437)
                                                                                ------------------------
              Total shareholders' equity                                          199,912        181,088
                                                                                ------------------------
                                                                                $ 359,050      $ 325,392
                                                                                ========================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended on the Friday Nearest December 31
(Amounts in Thousands)

                                                                                        1999          1998          1997
                                                                                      ------------------------------------
         OPERATING ACTIVITIES
            Net income                                                                $ 43,362      $ 27,044      $ 29,820
            Adjustments to reconcile net income to net cash
             provided by operating activities:
              Depreciation and amortization                                             20,109        16,898        13,561
              Deferred income taxes                                                     (2,340)        1,042        (3,395)
              Provision for inventory writedown                                          9,436         6,407         4,963
              Provision for restructuring charge                                            --         7,189            --
              Other non-cash items                                                      (2,260)          720         2,473
            Changes in operating assets and liabilities:
              Increase in accounts receivable                                           (6,902)       (1,032)      (22,264)
              Increase in inventories                                                  (38,704)       (6,466)      (14,489)
              (Increase) decrease in prepaid expenses and other                           (321)           (1)        8,683
              Increase (decrease) in accounts payable and accrued liabilities           30,461        (7,659)       18,037
            Net cash provided by discontinued operations                                    --            --         1,423
                                                                                      ------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                      52,841        44,142        38,812
                                                                                      ------------------------------------
         INVESTING ACTIVITIES
            Purchases of property, plant & equipment                                   (33,359)      (26,795)      (22,231)
            Proceeds from sale of property, plant & equipment                              287            54         1,656
            Purchase of the Elba Group, net of cash acquired                                --            --       (26,186)
            Proceeds from sale of RTP Corp.                                                 --         2,150         2,000
            Decrease in other assets                                                     2,831            --            96
            Investing activities of discontinued operations                                 --            --           (32)
                                                                                      ------------------------------------
         NET CASH USED IN INVESTING ACTIVITIES                                         (30,241)      (24,591)      (44,697)
                                                                                      ------------------------------------
         FINANCING ACTIVITIES
            Proceeds from issuances of long-term debt                                   17,633            --        35,796
            Principal payments on debt and capital leases                              (20,794)      (18,968)      (14,163)
            Proceeds from revolving credit loans                                            --            --        14,726
            Payments on revolving credit loans                                              --            --       (14,726)
            Proceeds from exercises of stock options                                     9,980         4,640         5,511
            Repurchases of common stock                                                (31,912)      (19,379)           --
                                                                                      ------------------------------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (25,093)      (33,707)       27,144
                                                                                      ------------------------------------
         EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                        (1,470)          289          (543)
                                                                                      ------------------------------------
         INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                    (3,963)      (13,867)       20,716
         CASH AND EQUIVALENTS, BEGINNING OF YEAR                                        41,525        55,392        34,676
                                                                                      ------------------------------------
         CASH AND EQUIVALENTS, END OF YEAR                                            $ 37,562      $ 41,525      $ 55,392
                                                                                      ====================================
         SUPPLEMENTAL CASH FLOW DISCLOSURES
           CASH PAID DURING THE YEAR FOR:
            Interest                                                                  $  2,926      $  3,511      $  4,754
            Income taxes                                                                10,045        12,442         9,213
           NONCASH INVESTING AND FINANCING ACTIVITIES:
            Fair value of assets acquired in connection with the Elba acquisition           --            --        35,000
            Liabilities assumed in connection with the Elba acquisition                     --            --         6,600
            Common stock issued from conversion of note (including debt
              issuance costs written off)                                                   --            --        11,386
            Tax benefit from exercises of stock options                                  3,391         5,011         3,163
            Equipment acquired through issuance of debt                                     --            --           736
            Property and equipment acquired through capital lease obligations               75         1,222         1,505
            Note receivable from sale of RTP Corp.                                          --            --         2,150


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME For the Years Ended on the Friday Nearest December 31
(Amounts in Thousands)

                                                                                                         FOREIGN
                                                                              ADDITIONAL                 CURRENCY
                                                           COMMON STOCK        PAID-IN     RETAINED    TRANSLATION  COMPREHENSIVE
                                                        SHARES       AMOUNT    CAPITAL     EARNINGS     ADJUSTMENT     INCOME
                                                      ------------------------------------------------------------------------
         BALANCE, JANUARY 3, 1997                     $  36,042    $   360    $  57,874    $  58,949    $    (177)
            Issuance of common stock                         21         --          146           --           --
            Issuance of common stock under stock
               option and employee purchase plans         1,151         12        5,499           --           --
            Tax benefit from exercises of stock
               options                                       --         --        3,163           --           --
            Conversion of convertible subordinated
               note (including debt issuance costs
               written off)                               1,167         12       11,374           --           --
            Net income                                       --         --           --       29,820           --    $  29,820
            Other comprehensive income - foreign
               currency translation adjustment, net
               of tax of $2,397                              --         --           --           --       (4,356)      (4,356)
                                                                                                                       -------
            Comprehensive income                                                                                     $  25,464
                                                      ---------------------------------------------------------------=========
         BALANCE, JANUARY 2, 1998                        38,381        384       78,056       88,769       (4,533)
            Issuance of common stock under stock
               option and employee purchase plans           713          7        4,633           --           --
            Tax benefit from exercises of stock
               options                                       --         --        5,011           --           --
            Repurchases and retirement of common
               stock                                     (1,212)       (12)      (2,682)     (16,685)          --
            Net income                                       --         --           --       27,044           --    $  27,044
            Other comprehensive income - foreign
               currency translation adjustment,
               net of tax of $539                            --         --           --           --        1,096        1,096
                                                                                                                       -------
            Comprehensive income                                                                                     $  28,140
                                                      ---------------------------------------------------------------=========
         BALANCE, JANUARY 1, 1999                        37,882        379       85,018       99,128       (3,437)
            Issuance of common stock under stock
               option plans                               1,105         11        9,969           --           --
            Tax benefit from exercises of stock
               options                                       --         --        3,391           --           --
            Repurchases and retirement of common
               stock                                     (1,860)       (19)      (3,913)     (27,980)          --
            Net income                                       --         --           --       43,362           --    $  43,362
            Other comprehensive income - foreign
               currency translation adjustment,
               net of tax of $2,745                          --         --           --           --       (5,997)      (5,997)
                                                                                                                       -------
            Comprehensive income                                                                                     $  37,365
                                                      ---------------------------------------------------------------=========
         BALANCE, DECEMBER 31, 1999                      37,127    $   371    $  94,465    $ 114,510    $  (9,434)
                                                      ===========================================================


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The  consolidated   financial   statements   include  the  accounts  of  Artesyn
Technologies, Inc. (formerly named Computer Products, Inc., "CPI") and its subsidiaries (collectively referred to as the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. On December 29, 1997, CPI completed a merger with Zytec Corporation ("Zytec") in a transaction whereby Zytec became a wholly-owned subsidiary of CPI (the "merger"). The consolidated financial statements for all periods presented prior to the merger have been restated as if the Company operated as one entity since inception. The merger has been accounted for as a pooling-of-interests as discussed in Note 5.

The Company received shareholder approval at its annual shareholders' meeting held in May 1998 to legally change the Company's corporate name from Computer Products, Inc. to Artesyn Technologies, Inc. Since that date, the Company began trading on The Nasdaq Stock MarketSM under the symbol ATSN.

FISCAL YEAR
The Company's fiscal year ends on the Friday nearest December 31, which results in a 52- or 53-week year. The fiscal years ended December 31, 1999, January 1, 1999 and January 2, 1998 are all comprised of 52 weeks.

CASH AND EQUIVALENTS
Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents. These investments are carried at cost, which approximates market value.

INVENTORIES
Inventories are stated at the lower of cost, on a first-in, first-out basis, or market.

PROPERTY,  PLANT & EQUIPMENT
Property, plant and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets ranging from three to 30 years or the lease terms, if shorter. Leasehold improvements are recorded at cost and are amortized using the straight-line method over the remaining lease term or the economic useful life, whichever is shorter. Major renewals and improvements are capitalized, while maintenance, repairs and minor renewals not expected to extend the life of an asset beyond its normal useful life are expensed as incurred. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its property, plant and equipment or whether the remaining balance of property, plant and equipment should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the property, plant and equipment in measuring their recoverability.

GOODWILL
The excess of purchase price over net assets of companies acquired (goodwill), which are accounted for under the purchase method, is capitalized and amortized on a straight-line basis over periods ranging from 20 to 40 years. Related accumulated amortization was $11,911,000 and $9,701,000 at December 31, 1999 and at January 1, 1999, respectively. Amortization expense was $2,210,000, $2,257,000 and $1,550,000 in fiscal years 1999, 1998 and 1997, respectively. The
Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of goodwill or whether the remaining balance of goodwill should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the goodwill in measuring its recoverability.

FOREIGN CURRENCY  TRANSLATION
The functional currency of the Company's European subsidiaries is each entity's local currency. Assets and liabilities are translated from their functional currency into US dollars using exchange rates in effect at the balance sheet date. Income and expense items are translated using average exchange rates for the period. The effect of exchange rate fluctuations on translating foreign currency assets and liabilities into US dollars is included in shareholders' equity. Foreign exchange transaction gains and losses are included in the results of operations. The functional currency of the Company's Asian subsidiaries is the US dollar, as their transactions are substantially denominated in US dollars. Financial exposure may result from the timing of transactions and the movement of exchange rates.

REVENUE RECOGNITION
The Company recognizes revenue as products are shipped and title is passed to the customer or as services are rendered by the Company.

PRODUCT  WARRANTY
The Company records estimated product warranty costs in the period in which the related sales are recognized.

INCOME TAXES
Income taxes reflect the current and deferred tax consequences of events that have been recognized in the Company's financial statements or tax returns. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income.

EARNINGS PER SHARE
Basic earnings per share ("EPS") is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share includes the potential impact of convertible securities and dilutive common stock equivalents using the treasury stock method of accounting. The reconciliation of the numerator and denominator of the EPS calculation is presented in Note 12.

COMPREHENSIVE  INCOME
In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which requires companies to report all changes in equity in a financial statement for the period in which they are recognized, except those resulting from investment by owners and distributions to owners. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, in the Consolidated Statements of Shareholders' Equity and Comprehensive Income. The fiscal year 1997 presentation has been reclassified to conform to the SFAS 130 requirements.

USE OF ESTIMATES IN THE  PREPARATION OF FINANCIAL  STATEMENTS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant estimates made by management include the provision for doubtful accounts receivable, inventory write-downs for potentially excess or obsolete inventory, restructuring charges, warranty reserves, and the amortization period for intangible assets. Actual results could differ from those estimates. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluation.

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and equivalents, trade accounts receivable and financial instruments used in hedging activities. The Company's cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. The Company sells its products to customers in various geographical areas. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses traditionally have been within management's expectations and have not been material in any year. As of December 31, 1999 and January 1, 1999, management believes the Company had no significant concentrations of credit risk.

ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 will require the Company to record all derivatives as either assets or liabilities in the Consolidated Statement of Financial Position and measure those instruments at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, given the Company's current use of derivatives and hedging activities, the Company does not believe the effect of adopting SFAS 133 will be material to its consolidated financial statements.

In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133." The Statement defers the effective date of SFAS 133 to fiscal 2001 at which time adoption is planned.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We believe our revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

In March 1998, the Accounting Standards Executive Committee released Statement of Position 98-1, ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. In 1998, the Company adopted the guidelines established by SOP 98-1 in accounting for the costs of computer software developed or obtained for internal use in connection with the implementation of its ERP system.

RECLASSIFICATIONS
Certain prior years' amounts have been reclassified to conform to the current year's presentation.

2. INVENTORIES
The components of inventories are as follows ($000s):

                               1999        1998
                             -------------------
         Raw materials       $43,220     $30,737
         Work in process      12,475      10,097
         Finished goods       33,675      21,626
                             -------------------
         Inventories         $89,370     $62,460
                             ===================

3. PROPERTY, PLANT & EQUIPMENT
Property, plant & equipment is comprised of the following ($000s):

                                                            1999         1998
                                                          ---------------------
         Land                                             $  2,189     $  2,509
         Buildings and fixtures                             18,435       18,136
         Machinery and equipment                           131,909      105,950
         Leasehold improvements                              5,292        4,816
         Equipment, furniture and leasehold
           improvements under capital leases                12,217       13,400
                                                          ---------------------
                                                           170,042      144,811
         Less accumulated depreciation and amortization     81,574       69,779
                                                          ---------------------
         Property, plant & equipment, net                 $ 88,468     $ 75,032
                                                          =====================

Depreciation   and  amortization   expense  was  $17,492,000,   $14,407,000  and
$11,525,000 in fiscal years 1999, 1998 and 1997, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The components of accounts payable and accrued liabilities are as follows
($000s):

                                                  1999         1998
                                                ---------------------
         Accounts payable                       $ 50,065     $ 42,025
         Accrued liabilities:
                  Compensation and benefits       16,661       13,543
                  Income taxes payable            17,334        8,296
                  Warranty reserve                 6,015        4,897
                  Commissions                      1,860        1,072
                  Restructuring reserve              571        2,795
                  Other                           10,296        9,025
                                                ---------------------
                                                $102,802     $ 81,653
                                                =====================

At December 31, 1999 and January 1, 1999, other accrued liabilities consisted primarily of accruals for professional fees, consulting, subcontracting fees, interest, and other taxes.

5. BUSINESS COMBINATIONS

ZYTEC -- On December 29, 1997, CPI completed the merger with Zytec by exchanging approximately 14.1 million shares of its common stock for all the outstanding common stock of Zytec. Each share of Zytec was exchanged for 1.33 shares of the Company's common stock. In addition, outstanding Zytec employee stock options were converted at the same exchange factor into options to purchase up to approximately 3.9 million shares of the Company's common stock. All applicable share data have been retroactively restated in the consolidated financial statements.

The merger constituted a tax-free reorganization and has been accounted for as a pooling-of-interests under Accounting Principles Board Opinion ("APB") No. 16. Accordingly, consolidated financial statements presented herein for periods prior to the merger have been restated to include the combined results of operations, financial position and cash flows of the merged companies.

There were no transactions between CPI and Zytec prior to the combination and certain adjustments were recorded in 1997 to conform Zytec's accounting policies to the Company's accounting policies. Differences in these practices prior to 1997 were deemed not to be material to the Company's financial statements. Certain reclassifications were made to the Zytec financial statements to conform to the Company's presentation.

Sales and earnings data for the separate companies and the combined amounts as presented in the consolidated financial statements are displayed in the table below ($000s). Since the merger was effective on December 29, 1997, the table reflects sales and earnings data for the entire fiscal year 1997. Operations from December 29, 1997 to January 2, 1998 would not have had a material impact on the data presented for fiscal year 1997.

                SALES
                     Computer Products     $262,774
                     Zytec                  264,462
                                           --------
                     Combined              $527,236
                                           ========
                NET INCOME
                     Computer Products     $ 20,089
                     Zytec                    9,731
                                           --------
                     Combined              $ 29,820
                                           ========

In connection with the merger, in the fourth quarter of 1997, the Company recorded a charge to operating expenses of $3.0 million for direct transaction costs consisting primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

THE ELBA GROUP -- On July 22, 1997, the Company acquired the Elba Group ("Elba"), a European designer, manufacturer and marketer of a wide range of both AC/DC and DC/DC power conversion products. The Company purchased Elba for 52 million Deutsche marks (approximately $28.5 million) in cash provided by two seven-year term loans from a financial institution. At the acquisition date, Elba had design, sales and manufacturing organizations in Oberhausen and Einsiedel, Germany; Chomutov, Czech Republic; and Etten-Leur, Netherlands. Elba also had sales offices in Pfaffikon, Switzerland; Vaulx-Milieu, France; and Chesterfield, United Kingdom, which have since been closed by the Company.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the excess of the purchase price over the estimated fair value of the net assets acquired, or approximately $21.5 million, was recorded as goodwill which is being amortized on a straight-line basis over a period of 20 years. Elba's results of operations have been included in the Company's consolidated financial statements from the date of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company and Elba as if the acquisition had occurred at the beginning of fiscal year 1997.

         UNAUDITED COMBINED PRO FORMA INFORMATION
         ($000S EXCEPT PER SHARE DATA)
                                                                  1997
                                                               ---------
             Sales                                             $ 540,545
             Income from Continuing Operations                    32,556
                 Per share - basic                                  0.89
                 Per share - diluted                                0.81
             Net Income                                           30,494
                 Per share - basic                                  0.83
                 Per share - diluted                                0.76

The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill, increased interest expense on the acquisition debt, and related income tax effects. The pro forma results do not purport to be indicative of results that would have occurred had the combination been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.

Effective December 11, 1998, the Company sold Elba-electric-produktion s.r.o. (its Czech Republic division) to a third party for 20,000 Deutsche marks and the repayment of an intercompany loan with a balance of approximately $400,000. The results of operations of such division were not significant in relation to the Company's consolidated financial statements; accordingly pro forma disclosures have not been presented. In addition, the sales offices located in Pfaffikon, Switzerland; Vaulx-Milieu, France; and Chesterfield, United Kingdom were closed during 1998. Costs related to such facilities closures were included in the restructuring charge described in Note 6.

6. RESTRUCTURING
During the first quarter of 1998, the Company recorded a $9.6 million pre-tax charge in connection with the Company's restructuring plan following its merger with Zytec. This amount is allocated in the accompanying Consolidated Statements of Operations as follows: $7.2 million to Restructuring Charge, as further described below, and $2.4 million to Cost of Sales, which principally relates to inventory write-offs of duplicate product development programs which were underway at CPI and Zytec prior to the merger. The restructuring charge relates primarily to the elimination of duplicate facilities in an effort to reduce costs pursuant to the Company's integration plan. Specific restructuring actions included the closure of certain domestic and foreign manufacturing and other facilities through the consolidation of manufacturing operations with corresponding personnel reductions, the realignment of the Company's workforce to eliminate duplicate functions particularly in administrative areas, and other related cost-savings actions.

The following table includes the components of the restructuring charge and related charge for inventory write-offs, payments and other activities as of December 31, 1999, and the remaining restructuring reserve balance of approximately $571,000, which is included in accrued liabilities as of December 31, 1999 ($000s):

                                                    Employee
                                                  Termination       Asset         Facility     Product Line
                                                    Benefits      Write-offs      Closures   Rationalization
                                                  ----------------------------------------------------------
         Restructuring provision /write-offs        $ 3,956        $ 1,231        $ 2,002        $ 2,411
         Cash payments                               (3,614)            --         (1,773)            --
         Non-cash activities                             --         (1,231)            --         (2,411)
                                                  ----------------------------------------------------------
         Reserve balance at December 31, 1999       $   342        $    --        $   229        $    --
                                                  ==========================================================

Employee  termination  benefits  primarily  represent  severance  pay and  other benefits associated with the elimination of approximately 390 positions worldwide, with more than 70% of the eliminated positions coming from the rationalization of certain duplicate manufacturing locations and sales offices in Europe and the remaining 30% relating to duplicate management and administrative personnel. The actual charges for employee termination benefits and number of terminated positions approximated the original estimates.


The provision for the facility closures includes leasehold termination payments, service contracts obligations, and other exit costs associated with facilities closures discussed in Note 5. As a result of such facilities closures, the Company evaluated whether related fixed assets (including duplicate management information systems and unusable manufacturing and testing equipment) had become impaired. The Company used an estimate of the related undiscounted cash flows over the remaining life of such machinery and equipment in measuring their recoverability and determined that such assets were permanently impaired. As a result, these fixed assets were written down to their net realizable value.

Cash payments for employee termination benefits and facility closures totaled $808,000 and 1,416,000, respectively for fiscal 1999.

With the exception of certain lease-related cash requirements (which are payable through the first quarter of 2001), the remaining anticipated cash payments are expected to be made in the early part of fiscal year 2000.

7. DISCONTINUED OPERATIONS
On April 17, 1997, the Company announced its intention to sell its Industrial Automation division, RTP Corp. ("RTP"), pursuant to a plan of disposal approved by the Board of Directors. Effective July 5, 1997, the Company sold substantially all of the assets of RTP to RT Acquisition Florida Corp. Proceeds from the sale included $2.0 million cash, a subordinated unsecured one-year note in the aggregate principal amount of approximately $2.2 million bearing interest at the prime rate, and the assumption of certain of RTP's liabilities. An estimated after-tax loss on the sale of approximately $1.7 million (net of income tax benefit of $1,152,000) was recorded in the first quarter of 1997 representing the estimated loss on the disposal of RTP's net assets and a pre-tax provision of $1,000,000 for expected operating losses during the phase-out period. The actual loss on disposal approximated the amount recorded in the first quarter of 1997.

RTP's sales from January 4, 1997 through its disposal date were $4,793,000. RTP's operating results are shown separately as discontinued operations in the accompanying Consolidated Statements of Operations.

8. LINE OF CREDIT
Effective December 31, 1998, the Company entered into a credit agreement with a syndicate of banks which provided a new three-year, multi-currency $200 million credit facility. The new revolving facility, which expires on December 31, 2001, replaced the Company's previous $20 million credit line. The agreement provides for various interest rate options on the facility based on London Interbank Offering Rates ("LIBOR") plus .625% and includes a fee of .20% on the unused balance, both payable quarterly. The agreement contains certain restrictive covenants that, among other things, require the Company to maintain certain financial ratios and limit the purchase, transfer or distribution of the Company's assets. The funds were to be used for the repayment of the Company's existing $46.4 million term loans and for other general corporate purposes. On January 8, 1999, the existing term loans were repaid from borrowings under the new revolving credit facility. As of December 31, 1999, the $46.4 million (then valued at $42.3 million, due to change in exchange rate for the Deutsche mark denominated borrowings as indicated in Note 9 below) was still outstanding, and the Company had made no additional borrowings under the revolving credit facility. In addition, the Company was in compliance in all material respects with the agreement's covenants. Any amounts outstanding under the revolving facility are due on December 31, 2001.

9. LONG-TERM DEBT AND CAPITAL LEASES
Long-term and capital lease obligations consist of the following ($000s):

                                                                     1999        1998
                                                                   -------------------
         Revolving loan facility, due 2001 (a)
           Deutsche mark denominated borrowings                    $26,888     $    --
           U.S. dollar denominated borrowings                       15,400          --
         3.625% long-term investment loan due July 1, 2002 (b)         396         611
         5.58% interest-bearing note (c)                                --      31,023
         7.5% interest-bearing note (d)                                 --      15,400
         Capital lease obligations (see Note 10)                     3,426       5,956
                                                                   -------------------
                                                                    46,110      52,990
         Less current maturities                                     1,956       2,707
                                                                   -------------------
         Long-term debt and capital leases                         $44,154     $50,283
                                                                   ===================

                  (a) See Notes 8 and 17.

                  (b) Interest is payable at 3.625% through June 30, 2000 after which it will be renegotiated. Principal payments are as follows: 900,000 Austrian Schillings due semi-annually on January 1 and July 1 of each year, with interest payable annually.

                  (c) On July 15, 1997, the Company and one of its subsidiaries entered into two separate unsecured seven-year term loans with a bank providing an aggregate of 52 million Deutsche marks. The term loans bear interest at LIBOR plus .75% (see Note 17). Proceeds from the term loans were used to finance the Elba Group acquisition on July 22, 1997 (see
                      Note 5). On January 8, 1999, the term loans were repaid from borrowings under the Company's new revolving credit facility (see Note 8).

                  (d) On April 4, 1995, the Company entered into an unsecured credit agreement with a bank that provided for a $25 million seven-year term loan. Proceeds from the term loan were used to redeem the Company's Debentures. The term loan bears interest at LIBOR plus .75% (see Note 17). On January 8, 1999, the term loan was repaid from borrowings under the Company's new revolving credit facility (see
                      Note 8).

Maturities of long-term debt, including amounts borrowed under the revolving facility (which has a mandatory repayment date of December 31, 2001) and excluding capital lease obligations, are as follows: $132,000 in 2000, $42,420,000 in 2001, and $132,000 in 2002.

The fair value of the debt and capital leases, based upon discounted cash flow analysis using current market interest rates, approximates its carrying value at December 31, 1999.

10. LEASE OBLIGATIONS
Items under capital leases include certain equipment, furniture and leasehold improvements. The Company is also obligated under noncancelable operating leases for facilities and equipment that expire at various dates through 2005 and contain renewal options at favorable terms. Future minimum annual rental obligations and noncancelable sublease income are as follows ($000s):

                                                       Capital    Operating     Sublease
         Fiscal Year                                    Leases      Leases       Income
                                                       ---------------------------------
         2000                                          $  2,063    $  8,749     $  2,342
         2001                                             1,468       8,314        2,561
         2002                                               108       8,030        2,561
         2003                                                64       7,359          427
         2004                                                49       6,642            -
         Thereafter                                           7       9,869            -
                                                       ---------------------------------
                                                          3,759    $ 48,963     $  7,891
                                                       =================================
         Less amount representing interest                 (333)
                                                       --------
         Present value of net minimum lease payments   $  3,426
                                                       ========

Rental expense under operating leases amounted to $8,886,000, $8,269,000 and $6,133,000 in fiscal years 1999, 1998 and 1997, respectively. Sublease income was $2,192,000, $2,257,000 and $1,941,000 for fiscal years 1999, 1998, and 1997, respectively.

A lease liability has been recorded for a leased manufacturing facility no longer deployed in the Company's operations. Although the facility is being subleased, the future lease obligations exceed future sublease income, thereby creating a loss contract. The aggregate minimum annual rental obligations and sublease income under this lease have been included in the lease commitments table presented above. The lease liability is estimated based on contract provisions and historical and current market rates. This estimate can be materially affected by changes in market conditions. This lease liability is included in "other long-term liabilities" in the Consolidated Statements of Financial Condition and amounted to $4.4 million as of December 31, 1999.

11. INCOME TAXES
The components of the provision for income taxes on income from continuing operations consist of the following ($000s):

                                                1999          1998          1997
                                              ------------------------------------
         Currently payable:
              Federal                         $ 14,168      $  8,872      $ 12,979
              State                              3,102         2,173         2,129
              Foreign                            4,918         1,233         5,846
                                              ------------------------------------
         Total current                          22,188        12,278        20,954
                                              ------------------------------------
         Deferred provision (benefit):
              Federal                           (2,193)       (2,252)       (3,019)
              State                               (313)         (251)          140
              Foreign                              166         3,545          (516)
                                              ------------------------------------
         Total deferred                         (2,340)        1,042        (3,395)
                                              ------------------------------------
         Total provision for income taxes     $ 19,848      $ 13,320      $ 17,559
                                              ====================================

The exercise of nonqualified stock options resulted in state and federal income tax benefits to the Company related to the difference between the fair market price of the stock at the date of exercise and the exercise price. In fiscal years 1999, 1998 and 1997, the provision for income taxes excludes current tax benefits of $3,391,000, $5,011,000, and $3,163,000, respectively, related to the exercise of stock options credited directly to additional paid-in capital.

Income taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries, which approximated $89.7 million as of December 31, 1999, as the Company does not intend to repatriate such earnings.

The components of the Company's income from continuing operations before provision for income taxes consist of the following ($000s):

                                                 1999        1998        1997
                                               -------     -------     -------
         U.S.                                  $35,373     $25,240     $28,626
         Foreign                                27,837      15,124      20,815
                                               -------     -------     -------
         Total income from continuing
            operations before income taxes     $63,210     $40,364     $49,441
                                               =======     =======     =======

The Company's effective tax rate differs from the U.S. statutory federal income tax rate due to the following:

                                                                 1999         1998         1997
                                                               --------------------------------
         U.S. federal statutory tax rate                         35.0%        35.0%        35.0%
         Foreign tax effects                                     (8.3)        (1.3)        (2.3)
         Permanent items -non-deductible                          0.6          0.8          2.7
         Change in the valuation allowance                         --         (4.2)        (5.2)
         State income tax effect, net of Federal benefit          3.3          2.2          5.1
         Other                                                    0.8          0.5          0.2
                                                               --------------------------------
         Effective income tax rate                               31.4%        33.0%        35.5%
                                                               ================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and deferred tax liabilities as of December 31, 1999 and January 1, 1999 are as follows ($000s):

                                                          1999        1998
                                                        -------     -------
                  DEFERRED TAX ASSETS
                  Lease liabilities                     $ 1,751     $ 1,751
                  Inventory reserves                      3,698       2,604
                  Other accrued liabilities               6,045       5,283
                  Allowance for bad debt                  1,132         696
                  Other                                     813          33
                                                        -------     -------
                           Deferred tax assets          $13,439     $10,367
                                                        =======     =======
                  DEFERRED TAX LIABILITIES
                  Depreciation                          $ 1,369     $ 1,708
                  Amortization of goodwill                  551         481
                  Other                                   3,487       2,498
                                                        -------     -------
                           Deferred tax liabilities     $ 5,407     $ 4,687
                                                        =======     =======

The valuation allowance at January 2, 1998 included approximately $3.2 million related to the exercise of stock options, which was recognized during fiscal 1998 and was credited directly to additional paid-in capital. During the year ended January 1, 1999, the valuation allowance was eliminated due to management's belief that it was more likely than not that future taxable income would be sufficient to utilize deferred tax assets. In assessing the likelihood of utilization of existing deferred tax assets, management has considered the historical results of operations and the current operating environment.

12. EARNINGS PER SHARE
The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potentially dilutive common stock. The number of shares used in the calculation for fiscal year 1997 was adjusted to reflect the additional shares of common stock issued pursuant to the merger with Zytec at a conversion ratio of 1.33. The reconciliation of the numerator and denominator of the EPS calculation is presented below (000s except per share data):

                                                              1999        1998        1997
                                                            -------     -------     -------
         BASIC EPS
            Income from continuing operations               $43,362     $27,044     $31,882
                                                            -------     -------     -------
            Weighted average shares                          37,272      38,369      36,650
                                                            -------     -------     -------
            Per share - basic                               $  1.16     $  0.70     $  0.87
                                                            =======     =======     =======
         DILUTED EPS
            Income from continuing operations               $43,362     $27,044     $31,882
            Add: after-tax interest on convertible note          --          --         548
                                                            -------     -------     -------
                                                            $43,362     $27,044     $32,430
                                                            -------     -------     -------
            Weighted average shares                          37,272      38,369      36,650
            Effect of dilutive items:
            Stock options                                     1,727       2,266       2,837
            Convertible note                                     --          --       1,167
                                                            -------     -------     -------
                                                             38,999      40,635      40,654
                                                            -------     -------     -------
            Per share- diluted                              $  1.11     $  0.67     $  0.80
                                                            =======     =======     =======
         ANTIDILUTIVE WEIGHTED OPTIONS                          731         723         167
                                                            =======     =======     =======

The above antidilutive weighted options to purchase shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive for the respective periods.

13. COMMITMENTS AND CONTINGENCIES

GRANT AGREEMENTS
In prior years, the Company received grant assistance, under grant agreements, from the Industrial Development Authority (" IDA") of Ireland in connection with the Company's establishment of its Irish manufacturing operations. The funds received reduced the cost of the facility and equipment and operating expenses. In October 1997, the Company entered into a new grant agreement whereby the IDA granted the sum of approximately $3.0 million to the Company in consideration for the Company providing employment for a given number of Irish citizens, over a three-year period. As of December 31, 1999, the Company had received approximately $230,000 of the $3.0 million grant. The funds reduced operating expenses incurred in connection with the expansion of the Company's operations in Ireland. In the event of noncompliance with certain terms and conditions of the above-mentioned grant agreements, the Company may be required to repay approximately up to $2.0 million of funds received to date from prior grants. Management believes that noncompliance with the agreements is unlikely.

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

PURCHASE COMMITMENTS
The Company has long-term relationships pertaining to the purchase of certain raw materials with various suppliers through December 31, 2000. These purchase commitments are not expected to exceed usage requirements.

14. STOCK REPURCHASES
On July 22, 1998, the Company's Board of Directors authorized a share repurchase program to purchase up to 4.0 million shares of the Company's common stock in the open market or in privately-negotiated transactions, depending on market conditions and other factors. During fiscal years 1999 and 1998, the Company repurchased and retired 1,860,700 and 1,211,500 shares, respectively, of its common stock for a total of approximately $31.9 million and $19.4 million, respectively. All of such repurchases were funded with cash from operations. The Company expects to complete the share repurchase during the first half of fiscal 2000. The excess of the cost of shares repurchased over par value was allocated to additional paid-in capital based on the pro rata share amount of additional paid-in capital for all shares with the difference charged to retained earnings.

15. STOCK-BASED COMPENSATION PLANS

EMPLOYEE STOCK OPTION PLANS
Under the Company's 1981 Incentive Stock Option Plan, options were granted to purchase up to 2,000,000 shares of the Company's common stock at prices not less than the fair market value on the date of each grant. The options generally vest at the rate of 25% per year beginning one year from the date of grant. The options expire 10 years from the date of grant or three months after termination of employment, if earlier. This plan was replaced by the 1990 Performance Equity Plan ("PEP").

The Company established the PEP plan in 1990 under which it had reserved 3,000,000 shares of common stock for granting of either incentive or nonqualified stock options to key employees and officers. The Company increased authorized shares under the PEP plan to 5,950,000 in 1997. Both incentive and nonqualified stock options have been granted at prices not less than the fair market value on the date of each grant as determined by the Company's Board of Directors. The maximum term of the options is 10 years, although some options have been granted with a five-year term. Beginning with grants made in 1995, the majority of the options become exercisable after the price of the Company's common stock achieves certain levels for specified periods of time or upon the passage of a certain number of years from the date of grant. For grants made prior to 1995, options vest at the rate of 25% per year beginning one year from the date of grant. As of December 31, 1999, 489,320 stock options were reserved for future grants.

Outstanding Zytec stock options as the date of the merger were converted to the Company's stock options. The Zytec option activity and share prices have been restated, for all years presented, to the Company's equivalents using the exchange ratio of 1.33 shares of the Company's common stock to one share of Zytec common stock. Zytec options generally expire six years from the date of grant, or three months after termination of employment, if earlier. Options vest at the rate of 20% per year beginning one year from the date of grant. No additional grants from the Zytec plans were allowed to be made after December 29, 1997.

OUTSIDE  DIRECTORS  STOCK  OPTION  PLANS
The Company established an Outside Directors Stock Option Plan in 1986 under which it authorized and reserved 250,000 shares of common stock for granting of nonqualified stock options to directors of the Company who are not employees of the Company at exercise prices not less than the fair market value on the date of each grant. The plan was replaced by the 1990 Outside Directors Stock Option Plan under which the Company initially authorized and reserved 250,000 shares. The Company increased the number of authorized shares under such plan to 500,000 in 1996 and to 1,000,000 in 1999. Effective in 1996, upon initial election or appointment to the Board of Directors and each year thereafter, outside directors shall receive an option to purchase 10,000 shares of common stock provided that they own a given number of shares of common stock of the Company based on a formula set forth in the plan. The options granted under both Outside Directors plans fully vest on the one-year anniversary of the date of grant. As of December 31, 1999, 430,000 stock options were reserved for future grants

The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related Interpretations with supplemental disclosures in accounting for stock-based compensation. In accordance with APB 25, as the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized for its fixed stock option plans. Pro forma information regarding net income and earnings per share is required by SFAS 123 "Accounting for Stock-Based Compensation" and has been determined as if the Company had accounted for its employee and outside directors stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                        1999          1998         1997
                                     -------------------------------------
         Risk-free interest rate           5.5%          5.3%         6.2%
         Dividend yield                     --            --         --
         Expected volatility                67%           70%        63%
         Expected life               2.9 YEARS     2.7 years     3.2 years

The Company's pro forma information follows ($000s except per share data):

                              1999        1998        1997
                            -------------------------------
         NET INCOME
           As reported      $43,362     $27,044     $29,820
                            ===============================
           Pro forma        $36,680     $19,993     $24,028
                            ===============================
         EPS - BASIC
            As reported     $  1.16     $  0.70     $  0.81
                            ===============================
            Pro forma       $  0.98     $  0.52     $  0.66
                            ===============================
         EPS- DILUTED
            As reported     $  1.11     $  0.67     $  0.75
                            ===============================
            Pro forma       $  0.95     $  0.50     $  0.61
                            ===============================

The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results.

The following table summarizes activity under all plans for the years ended 1999, 1998 and 1997:

                                                                1999                      1998                     1997
                                                      --------------------------------------------------------------------------
                                                                    WEIGHTED-                 Weighted-                Weighted-
                                                                     AVERAGE                   average                  average
                                                                    EXERCISE                  Exercise                 Exercise
                                                        OPTIONS      PRICE       Options        price      Options       price
                                                      --------------------------------------------------------------------------
         OPTIONS OUTSTANDING, BEGINNING OF YEAR        6,386,197    $  12.01     6,178,804    $  10.53     4,808,247    $   6.51
            Options granted                              909,055       22.99     1,266,000       16.61     2,876,493       14.99
            Options exercised                         (1,105,082)       9.03      (712,784)       6.49    (1,055,662)       4.43
            Options canceled                            (658,537)      13.46      (345,823)      13.91      (450,274)      10.36
                                                      --------------------------------------------------------------------------
         OPTIONS OUTSTANDING, END OF YEAR              5,531,633    $  14.30     6,386,197    $  12.01     6,178,804    $  10.53
                                                      ==========----------------==========----------------==========------------
         OPTIONS EXERCISABLE, END OF YEAR              2,858,549                 2,763,093                 1,947,762
                                                      ==========================================================================
           WEIGHTED-AVERAGE FAIR VALUE OF
             OPTIONS GRANTED DURING THE YEAR          $    10.96                $     7.88                $     6.87
                                                      ==========================================================================

The following table summarizes information about stock options outstanding at December 31, 1999:

                                   OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                           ----------------------------------- ------------------------
                                         Weighted-
                                          Average
                                         Remaining   Weighted-               Weighted-
            Range of          Number    Contractual   Average    Number       Average
            Exercise       Outstanding    Life       Exercise  Exercisable   Exercise
            Prices         at 12/31/99   (Years)      Price    at 12/31/99    Price
         ------------     --------------------------------------------------------------
         $2.25 -  4.88     1,095,258       2.41     $    3.58    918,182     $   3.51
          7.19 - 11.25       979,654       3.28          9.66    330,172         9.77
         11.63 - 15.75       573,300       4.33         14.35    254,196        14.19
         16.00 - 16.00     1,013,501       4.46         16.00    657,979        16.00
         16.44 - 21.25       951,984       6.58         18.66    620,988        18.66
         21.75 - 29.56       917,936       4.81         25.60     77,032        28.85
                           ---------                           ---------
         $2.25 - 29.56     5,531,633       4.25     $   14.30  2,858,549     $  12.03
                           =========                           =========

EMPLOYEE STOCK PURCHASE PLANS
In May 1996, the Company's Board of Directors established an employee stock purchase plan that allows substantially all employees to purchase shares of the Company's common stock. Under the terms of the plan, eligible employees may purchase shares of common stock through the accumulation of payroll deductions of at least 2% and up to 6% of their base salary. The purchase price is an amount equal to 85% of the market price determined on the tenth trading day following each three-month offering period. The Company's policy is to purchase these shares on the open market rather than issue them from treasury; therefore, the 15% employee discount is currently being recognized as compensation expense. Such amounts were not significant in fiscal years 1999, 1998 and 1997. Employees purchased 40,792, 51,997 and 17,864 shares in 1999, 1998 and 1997, respectively.

On October 9, 1996, Zytec's shareholders approved a stock purchase plan allowing substantially all of Zytec's employees to purchase, through payroll deductions, newly issued shares of Zytec's common stock. The plan allowed Zytec's employees to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each calendar quarter. Employees purchased 71,742 shares in 1997 at purchase prices ranging from $9.03 to $22.41. The plan was terminated effective December 29, 1997. Under SFAS 123, compensation cost of approximately $286,000 was recognized in 1997 for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following weighted-average assumptions for 1997: risk-free interest rate of 5.73%, dividend yield of 0%, expected volatility of 69% and expected life of .25 years. The weighted-average fair value of the purchase rights granted in 1997 was $5.03.

16. EMPLOYEE BENEFIT PLANS
The Company provides retirement benefits to its employees through the Artesyn Technologies, Inc. Employees' Thrift and Savings Plan (the "Plan"). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees. The Plan permits substantially all United States employees to contribute up to 15% of their base compensation (as defined) to the Plan, limited to a maximum amount as set by the Internal Revenue Service. The Company may, at the discretion of the Board of Directors, make a matching contribution to the Plan. Costs charged to operations for matching contributions were approximately $1,462,000, $580,000 and $444,000, respectively, for fiscal 1999, 1998, and 1997.

The Company also had a defined contribution 401(k) plan covering substantially all domestic employees of the former Zytec. The Company's matching contributions to the plan were based on employee contributions to the plan. Costs charged to operations were $835,000 and $657,000, respectively, for fiscal 1998 and 1997. Effective December 31, 1998, this plan was terminated and funds were transferred into the Company's Employees' Thrift and Savings Plan.

During 1998, the Company established a noncontributory profit-sharing plan covering substantially all North America employees. The Company contributed approximately $157,000 to such plan in 1998.

In April 1996, Zytec's board of directors established a noncontributory profit-sharing plan covering substantially all Zytec employees. The Company contributed $1.3 million to such plan in 1997. Effective December 29, 1997, this plan was terminated.

Substantially all employees of the Company's Austrian subsidiary are entitled to benefit payments under a severance plan. The benefit payments are based primarily on the employees' salaries and the number of years of service and are paid upon the employees' voluntary retirement. At December 31, 1999 and January 1, 1999, the Company had recorded a liability of $1,080,000 and $924,000, respectively, related to this severance plan. The Company recorded $361,000, $261,000, and $260,000 in severance expense during 1999, 1998, and 1997, respectively. The Company has invested in Austrian bonds of $332,000 and $344,000 at December 31, 1999 and January 1, 1999, respectively, to partially fund the severance plan as required by Austrian law.

17. DERIVATIVE FINANCIAL INSTRUMENTS

FOREIGN EXCHANGE INSTRUMENTS
The Company utilizes derivative financial instruments, including foreign currency purchased option contracts and forward contracts, to reduce financial market risks. These instruments are principally used to hedge foreign currency market exposures of underlying assets and liabilities. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and a one-to-one matching of derivative instruments to underlying transactions. Gains and losses on currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period. The risk of loss associated with purchased option contracts is limited to premium amounts paid for the option contracts. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time a contract is entered into until the time it is settled.

The Company transacts business in various foreign currencies, primarily European euro, Deutsche mark and Japanese yen. The Company has established balance sheet hedging programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates. At December 31, 1999, the Company's outstanding notional amounts for currency forward contracts and purchased option contracts were approximately $27.2 million and $39.9 million, respectively, maturing in three to twelve months. At January 1, 1999, the Company's outstanding notional amount for currency forward contracts was approximately $12.8 million. The Company did not enter into any purchased option contracts during fiscal 1998.

INTEREST RATE INSTRUMENTS
On July 14, 1997, the Company entered into two interest rate swap agreements with a bank pursuant to which it exchanged its floating rate interest obligations on the aggregate 52 million Deutsche marks notional principal loan amount for a fixed rate payment obligation of 5.58% per annum for a seven-year period beginning August 1, 1997. The fixing of the interest rates for these periods offsets the Company's exposure to the uncertainty of floating interest rates during the term of the loans. The differential paid or received on these interest rate swaps is recognized as an adjustment to interest expense. Pursuant to the Company entering into the $200 million credit agreement with a syndicate of banks, on January 8, 1999, such swaps were amended to apply to $24.1 million of the current outstanding balance under the Deutsche mark denominated borrowings (see Notes 8 and 9).

In May 1995, the Company entered into an Interest Rate Collar Agreement with a bank, which set boundaries for the interest payment terms on its $25 million term loan. The agreement placed a ceiling of 9.75% on the Company's floating rate option in exchange for the bank's ability to elect a fixed rate option of 8.25%. In June 1995, the bank exercised its option to receive interest at the fixed rate for the remaining term of the loan. During 1997, the Company repriced its 1995 seven-year term loan to bear interest at Libor plus .75% compared to the previous rate set at Libor plus 1.5%; as a result, the fixed rate was reduced to 7.5% from 8.25% for the remaining term of the loan. The differential paid or received on these interest rate swaps is recognized as an adjustment to interest expense. Pursuant to the Company entering into the $200 million credit agreement with a syndicate of banks, on January 8, 1999, such swap was amended to apply to $11.0 million of the current outstanding balance under the U.S. dollar denominated borrowings (see Notes 8 and 9).

The Company enters into various other types of financial instruments in the normal course of business. Fair values for certain financial instruments are based on quoted market prices. For other financial instruments, fair values are based on the appropriate pricing models, using current market information. The amounts ultimately realized upon settlement of these financial instruments will depend on actual market conditions during the remaining life of the instruments. Fair values of cash and equivalents, accounts receivable, accounts payable, other current liabilities and debt reflected in the December 31, 1999 and January 1, 1999 Consolidated Statements of Financial Condition approximate carrying value at those dates.

18.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" which was adopted by the Company in 1998. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

The Company operates in one industry segment encompassing the design, development, manufacture, sale and service of electronic products and subsystems. The Company sells its products directly to OEMs and also to a network of industrial and retail distributors throughout the world. The Company's principal markets are in the United States, Europe and Asia-Pacific, with the United States and Europe being the largest based on sales. The Company's principal market focus is on the communications industry. Sales are in U.S. dollars and certain European currencies. Intercompany sales are in U.S. dollars and are based on cost plus a reasonable profit.

As the Company operates and tracks its results in one operating segment, certain disclosure requirements are not applicable.


Information about the Company's operations in different geographical regions is shown below. Sales are attributed to geographical areas based on selling location, and long-lived assets consist of property, plant and equipment, net ($000s):
                                               1999         1998         1997
                                             ----------------------------------
         SALES
              United States                  $408,717     $356,922     $339,506
              Austria                          96,583       83,261       80,136
              Ireland                          42,536       40,045       57,165
              Hong Kong/PRC                    33,389       31,443       39,753
              Other foreign countries          12,930       20,721       10,676
                                             ----------------------------------
                   Total sales               $594,155     $532,392     $527,236
                                             ==================================
         LONG-LIVED ASSETS
              United States                  $ 39,688     $ 36,841     $ 27,894
              Austria                           9,431        9,172        6,829
              Ireland                           5,842        6,157        6,309
              Hong Kong/PRC                    30,799       20,025       17,509
              Other foreign countries           2,708        2,837        3,040
                                             ----------------------------------
                   Total long-lived assets   $ 88,468     $ 75,032     $ 61,581
                                             ==================================

The following table includes sales to customers in excess of 10% of total sales:
1999 1998 1997
                                             ----------------------------------
              Customer  A                       17%         17%        15%
              Customer  B                       13%         10%         6%
              Customer  C                       12%         11%         9%

19. SELECTED CONSOLIDATED QUARTERLY DATA (UNAUDITED)
($000s Except Per Share Data)

                                              FIRST          SECOND          THIRD         FOURTH
                                             QUARTER        QUARTER         QUARTER        QUARTER
                                          -----------------------------------------------------------
         FISCAL 1999
         Sales                            $   135,116     $   150,427     $   152,793     $   155,819
         Gross profit                          33,541          38,117          40,924          41,096
         Net income                             7,311          10,410          12,469          13,172
              Per share  - basic                 0.20            0.28            0.33            0.35
                         - diluted               0.19            0.27            0.32            0.34

         Stock price per common share
              High                              19.75           22.75           26.00           23.63
              Low                               11.81           12.00           18.13           15.00

         FISCAL 1998
         Sales                            $   147,178     $   121,824     $   124,582     $   138,808
         Gross profit                          35,810          32,422          34,033          34,854
         Net income                             3,236           6,175           8,000           9,633
              Per share  - basic                 0.08            0.16            0.21            0.25
                         - diluted               0.08            0.15            0.20            0.24

         Stock price per common share
              High                              26.63           26.88           19.25           19.63
              Low                               18.88           12.88           13.75           11.75

Net income for the first quarter of 1998 includes a $7.2 million pre-tax restructuring charge and a $2.4 million charge to cost of sales related principally to inventory write-offs of duplicate product development programs following the merger with Zytec.

Quarterly sales and gross profit amounts exclude sales and gross profits of RTP Corp., which the Company classified as discontinued operations in the first quarter of 1997.

Data in the above table are presented on a 13-week period.

The sum of the quarterly earnings per share amounts differs from those reflected in the Company's Consolidated Statements of Operations due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        None.

PART III

ITEMS 10, 11, 12 AND 13.
The information called for by that portion of Item 10 which relates to the Directors of the Company, and by Item 11 (Executive Compensation), Item 12
(Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1999. That portion of Item 10, which relates to Executive Officers of the Company appears as Item 4A of Part I of this Report.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

    (1) FINANCIAL STATEMENTS

The following consolidated financial statements of Artesyn Technologies, Inc. and subsidiaries are filed as part of this Form 10-K:

                  Description                                             Page
                  -----------                                             ----
         Report of Independent Certified Public Accountants                 21

         Consolidated Statements of Operations                              22

         Consolidated Statements of Financial Condition                     23

         Consolidated Statements of Cash Flows                              24

         Consolidated Statements of Shareholders' Equity and
           Comprehensive Income                                             25

         Notes to Consolidated Financial Statements                         26

    (2) FINANCIAL STATEMENT SCHEDULES

The following information is filed as part of this Form 10-K:
          Report of Independent Certified Public Accountants On Schedule    47

          Schedule II - Valuation and Qualifying Accounts                   48

Schedules other than the one listed above have been omitted because they are either not required or not applicable, or because the required information has been included in the consolidated financial statements or notes thereto.

    (3) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

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

         3.2      By-laws of the Company, as amended, effective October 16, 1990
                  - incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement on Form S-4, filed with the Commission on September 25, 1997, as amended.

         3.3 Articles of amendment to articles of incorporation of the Company - incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K filed on May 6, 1998.

         3.4 Articles of amendment to articles of Incorporation of the Company, as amended on December 22, 1998 - incorporated by reference to Exhibit 3.4 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

         4.1 Amended and Restated Rights Agreement, dated as of November 21, 1998, between the Company and The Bank of New York as Rights Agent, including the form of Right Certificate and the Summary of Rights to Purchase Preferred Shares attached thereto as exhibits B and C, respectively - incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed with the Commission on December 22, 1998.

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

         10.7 Asset Purchase Agreement, dated as of January 1, 1992, by and among Computer Products, Inc., HC Holding Corp. and Heurikon Corporation including exhibits and schedules thereto - incorporated by reference to Exhibit 2 of Registrant's Current Report on Form 8-K, filed with the Commission on January 20, 1992.

         10.8 Contract to Purchase between Computer Products, Inc. and Sauk Enterprises dated December 23, 1991 for the premises located at 8310 Excelsior Drive, Madison, Wisconsin - incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1992.

         10.9 Lease for facilities of the executive offices located in Boca Raton, Florida - incorporated by reference to Exhibit 10.23 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1988.

         10.10    1990 Performance Equity Plan - incorporated by reference to
                  Exhibit 10.26 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

         10.11 1990 Outside Directors' Stock Option Plan - incorporated by reference to Exhibit 10.27 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

         10.12 Manufacturing and Development Agreement dated March 16, 1992, between Computer Products, Inc. and Analogic Corporation - incorporated by reference to Exhibit 10.30 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1992.

         10.13 License Agreement dated March 16, 1992, between Computer Products, Inc. and Analogic Corporation - incorporated by reference to Exhibit 10.31 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1992.

         10.14 Asset Purchase Agreement between Computer Products, Inc., Tecnetics Incorporated, Miller Acquisition Corporation and certain former managers of Tecnetics Incorporated - incorporated by reference to Exhibit 10.29 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1992.

         10.15 Manufacturing License and Technical Assistance Agreement between Heurikon Corporation and Lockheed Sanders, Inc. dated January 31, 1992 - incorporated by reference to Exhibit 10.34 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1992.

         10.16 Star MVP Domestic Terms and Conditions of Sale Between Heurikon Corporation and Lockhead Sanders, Inc. dated March 18, 1992 - incorporated by reference to Exhibit 10.35 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1992.

         10.17 DSP32C VME Board License Agreement between Heurikon Corporation and American Telephone and Telegraph Company dated October 28, 1991 - incorporated by reference to Exhibit 10.36 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1992.

         10.18 Software License agreement between Heurikon Corporation and American Telephone and Telegraph Company dated October 28, 1991 - incorporated by reference to Exhibit 10.37 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1992.

         10.19 Employment Agreement, dated June 29, 1994, by and between Computer Products, Inc. and Joseph M. O'Donnell - incorporated by reference to Exhibit 10.41 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1994.

         10.20 Grant Agreement, dated October 26, 1994, by and among the Industrial Development Authority of Ireland, Power Products Ltd. and Computer Products, Inc. - incorporated by reference to Exhibit 10.43 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1994

         10.21 1996 Employee Stock Purchase Plan - incorporated by reference to Exhibit 10.45 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

         10.22 1990 Performance Equity Plan as amended - incorporated by reference to Exhibit 10.46 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

         10.23 1990 Outside Directors Stock Option Plan, restated as of January 25, 1996 - incorporated by reference to Exhibit 10.47 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

         10.24    1996 Executive Incentive Plan - incorporated by reference to
                  Exhibit 10.48 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

         10.25    Executive Stock Ownership plan - incorporated by reference to
                  Exhibit 10.49 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

         10.26 Agreement by and between Oates Business Park and the Company dated May 1, 1995 regarding the leasing of certain premises and real property located in Lincoln, California - Incorporated by reference to Exhibit 10.26 to Form 10-K of Zytec Corporation for the year ended December 31, 1995 (File No. 0-22428).

         10.27 Agreement and Addendum by and between Buzz Oates Enterprise and the Company dated September 15, 1995, as amended December 8, 1995, and as second amended March 8, 1996, and as third amended May 14, 1996, and as fourth amended November 8, 1996, regarding the leasing of certain premises and real property located in Lincoln, California - Incorporated by reference to
                  Exhibit 10.19 to Form 10-K of Zytec Corporation for the year ended December 31, 1996.

         10.28 Agreement by and between Superior Investments I, Inc. and the Company dated January 22, 1996 regarding the leasing of certain premises and real property located in Broomfield, Colorado - Incorporated by reference to Exhibit 10.27 to Form 10-K of Zytec Corporation for the year ended December 31, 1995. (File No. 0-22428).

         10.29 Rental Agreement by and between Schrack Elektronik Aktiengesellschaft and IMMORENT-Weiko Grundverwertungsge-sellschaft m.b.H. dated March 14, 1985 (English translation) regarding the leasing of certain real property located in Kindberg, Austria - Incorporated by reference to Exhibit 10.70 to Zytec Corporation's Registration Statement on Form S-1 (File No. 33-68822).

         10.30 Real Estate Lease Agreement by and between IMMORENT - Weiko Grundverwertungsge-sellschaft m.b.H. and Schrack Elektronik Aktiengesellschaft dated December 16, 1984 (English translation) regarding the leasing of certain real property located in Kindberg, Austria - Incorporated by reference to
                  Exhibit 10.71 to Zytec Corporation's Registration Statement on Form S-1 (File No. 33-68822).

         10.31 Lease (Rental) Agreement by and between Schrack Telecom AG and Schrack Power Supply Gesellschaft m.b.H. dated February 19, 1991 (English translation) regarding the leasing of certain property located in Kindberg, Austria - Incorporated by reference to Exhibit 10.72 to Zytec Corporation's Registration Statement on Form S-1 (File No. 33-68822).

         10.32 Sublease (Subrental) Agreement by and between Schrack Power Supply Gesellschaft m.b.H. and Schrack Power Supply Gesellschaft m.b.H. dated February 14, 1991 (English translation) regarding the leasing of certain property located in Kindberg, Austria - Incorporated by reference to Exhibit
                  10.73 to Zytec Corporation's Registration Statement on Form S-1 (File No. 33-68822).

         10.33 Sublease (Subrental) Agreement by and between Schrack Power Supply Gesellschaft m.b.H. and Schrack Telecom AG dated February 14, 1991 (English translation) regarding the leasing of certain property located in Kindberg, Austria - Incorporated by reference to Exhibit 10.74 to Zytec Corporation's Registration Statement on Form S-1 (File No. 33-68822).

         10.34 Third Addendum to Lease Agreement between Zytec Corporation and Superior Investments I, Inc. dated May 23, 1997 - Incorporated by reference to Exhibit 10.2 to Form 10-Q of Zytec Corporation for the quarter ended June 29, 1997.

         10.35 Fourth Addendum to Lease Agreement between Zytec Corporation and Superior Investments I, Inc. dated June 27, 1997-Incorporated by reference to Exhibit 10.3 to Form 10-Q of Zytec Corporation for the quarter ended June 29, 1997.

         10.36 Credit Agreement among Artesyn Technologies, Inc., certain of its subsidiaries, ABN AMRO Bank N.V., as Administrative Agent and Co-Arranger, First Union National Bank, as Syndication Agent and Co-Arranger, NationsBank, N.A., as Co-Agent, dated as of December 31, 1998 - Incorporated by reference to Exhibit 1 of the Registrant's Current Report on Form 8-K, filed with the Commission on December 31, 1998.

         10.37 1990 Outside Directors Stock Option Plan as amended March 8, 1999 - Incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 filed with the Commission on August 13, 1999.

         10.38 Outside Directors' Retirement Plan effective October 17, 1989, as amended January 25, 1994, August 15, 1996, January 29, 1998 and October 28, 1999, filed herewith.

         21       List of subsidiaries of the Registrant.

         23       Consent of Arthur Andersen LLP.

         27       Financial data schedule.

         (b)      REPORTS ON FORM 8-K

         During the thirteen-week period ended December 31, 1999, the Company did not file any reports on Form 8-K.


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To Artesyn Technologies, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Artesyn Technologies, Inc. and have issued our reports thereon dated January 19, 2000. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission" rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
 January 19, 2000.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended on the Friday Nearest December 31
(Amounts in Thousands)

         COLUMN A                                       COLUMN B         COLUMN C                 COLUMN D           COLUMN E
                                                                         ADDITIONS
                                                                   -----------------------
                                                       BALANCE AT  CHARGED TO   CHARGED TO       DEDUCTIONS         BALANCE AT
                                                      BEGINNING OF  COSTS &       OTHER     ---------------------     END OF
         DESCRIPTION                                     PERIOD     EXPENSES     ACCOUNTS   DESCRIPTION    AMOUNT     PERIOD
         ---------------------------------------------------------------------------------------------------------------------
         Fiscal Year 1999:
            Reserve deducted from asset to
                which it applies:
            Allowance for doubtful accounts              $ 1,875    $   890       $             (3)       $    28     $ 2,737
            Restructuring reserve                          2,795                       --       (1)         2,224         571

         Fiscal Year 1998:
            Reserve deducted from asset to
                which it applies:
              Allowance for doubtful accounts            $ 1,736    $   138       $    --                 $    --     $ 1,875
              Restructuring reserve                           --      5,958            --       (1)         3,163       2,795

         Fiscal Year 1997:
            Reserve deducted from asset to
                which it applies:
              Allowance for doubtful accounts            $ 1,312    $   426       $    --       (2)       $     2     $ 1,736

         (1) This amount relates to payments.
         (2) This amount relates to recoveries.
         (3) The reduction relates to charge-offs.

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

                                       ARTESYN TECHNOLOGIES, INC.
                                       --------------------------
                                              (Registrant)


         Dated: March 10, 2000        By: /s/ JOSEPH M. O'DONNELL
                                          --------------------------------------
                                           Joseph M. O'Donnell
                                           Co-Chairman of the Board,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                              Date
         ---------                              ----

         /s/ JOSEPH M. O'DONNELL                3/10/00
         ----------------------------
         Joseph M. O'Donnell
         Co-Chairman of the Board,
         President and Chief Executive
         Officer, Director

         /s/ RONALD D. SCHMIDT                  3/10/00
         ----------------------------
         Ronald D. Schmidt
         Co-Chairman of the Board

         RICHARD J. THOMPSON                    3/10/00
         ----------------------------
         Richard J. Thompson
         Vice President-Finance,
         Chief Financial Officer,
         and Secretary

         /s/ EDWARD S. CROFT, III               3/10/00
         ----------------------------
         Edward S. Croft, III
         Director

         /s/ DR. FRED C. LEE                    3/10/00
         ---------------------------
         Dr. Fred C. Lee
         Director

         /s/ LAWRENCE J. MATTHEWS               3/10/00
         ----------------------------
         Lawrence J. Matthews
         Director

         /s/ STEPHEN A. OLLENDORFF              3/10/00
         ----------------------------
         Stephen A. Ollendorff
         Director

         /s/ PHILLIP A. O'REILLY                3/10/00
         ----------------------------
         Phillip A. O'Reilly
         Director

         /s/ BERT SAGER                         3/10/00
         ----------------------------
         Bert Sager
         Director

         /s/ A. EUGENE SAPP, JR.                3/10/00
         ----------------------------
         A. Eugene Sapp, Jr.
         Director

         /s/ LEWIS SOLOMON                      3/10/00
         ----------------------------
         Lewis Solomon
         Director

         /s/ JOHN M. STEEL                      3/10/00
         ----------------------------
         John M. Steel
         Director

INDEX TO EXHIBITS

         EXHIBIT NO.            DESCRIPTION
         -----------            -----------
           10.38 Outside Directors' Retirement Plan effective October 17, 1989, as amended January 25, 1994, August 15, 1996, January 29, 1998, and October 28, 1999.

           21          List of subsidiaries of the Registrant

           23          Consent of Arthur Andersen LLP

           27          Financial Data Schedule