Form 10-Q
period 2000-03-31
ARTESYN TECHNOLOGIES INC
filed 2000-05-15
CIK 23071

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------

                           Commission File No. 0-4466
                                               ------

                           ARTESYN TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     FLORIDA
-------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   59-1205269
-------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

7900 Glades Road, Suite 500, Boca Raton, Florida                      33434
-------------------------------------------------------------------------------
      (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code       (561) 451-1000
                                                         --------------

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
        Former name, address and fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of April 28, 2000 was 37,306,416 shares.

===============================================================================

                           ARTESYN TECHNOLOGIES, INC.

                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          NUMBER
                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

           Statements of Operations - For the Thirteen
           Weeks Ended March 31, 2000 and April 2, 1999                     3

           Statements of Financial Condition - March 31, 2000
           and December 31, 1999                                            4

           Statements of Cash Flows - For the
           Thirteen Weeks Ended March 31, 2000 and April 2, 1999            5

           Statement of Shareholders' Equity and
           Comprehensive Income- For the
           Thirteen Weeks Ended March 31, 2000                              6

           Notes to Condensed Consolidated Financial
           Statements                                                    7-11

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          12-16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      17

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                18

           Exhibit No. 27 - Financial Data Schedule

SIGNATURES

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           ARTESYN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                   (Unaudited)

                                                                                            THIRTEEN WEEKS ENDED
                                                                                       MARCH 31,              APRIL 2,
                                                                                         2000                   1999
                                                                                     --------------         -------------
SALES                                                                                   $159,619               $135,116
COST OF SALES                                                                            118,564                101,575
                                                                                     -------------          -------------
GROSS PROFIT                                                                              41,055                 33,541
                                                                                     -------------          -------------

EXPENSES

  Selling, general & administrative                                                       14,816                 13,574
  Research & development                                                                  10,295                  8,867
                                                                                     -------------          -------------
                                                                                          25,111                 22,441
                                                                                     -------------          -------------
OPERATING INCOME                                                                          15,944                 11,100
                                                                                     -------------          -------------
OTHER INCOME (EXPENSE)
  Interest expense                                                                          (890)                  (690)
  Interest income                                                                            322                    341
                                                                                     -------------          -------------
                                                                                            (568)                  (349)
                                                                                     -------------          -------------

INCOME BEFORE INCOME TAXES                                                                15,376                 10,751

PROVISION FOR INCOME TAXES                                                                 4,766                  3,440
                                                                                     -------------          -------------
NET INCOME                                                                              $ 10,610              $   7,311
                                                                                     =============          =============
EARNINGS PER SHARE
   Basic                                                                              $     0.29             $     0.20
                                                                                     =============          =============
   Diluted                                                                            $     0.28             $     0.19
                                                                                     =============          =============

COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
   Basic                                                                                  37,121                 37,481
   Diluted                                                                                38,402                 39,056

                   The accompanying notes are an integral part of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in Thousands Except Share Data)
                                   (Unaudited)

                                                                                     MARCH 31,          DECEMBER 31,
                                                                                       2000                 1999
                                                                                   ---------------      ----------------
ASSETS
CURRENT ASSETS
   Cash and equivalents                                                               $ 37,145             $ 37,562
   Accounts receivable, net                                                             94,952               90,334
   Inventories                                                                          90,147               89,370
   Prepaid expenses and other                                                            6,306                5,263
   Deferred income taxes, net                                                            9,864                9,866
                                                                                   ---------------      ----------------
     TOTAL CURRENT ASSETS                                                              238,414              232,395
                                                                                   ---------------      ----------------

PROPERTY, PLANT & EQUIPMENT, NET                                                        90,063               88,468
                                                                                   ---------------      ----------------
OTHER ASSETS
   Goodwill, net                                                                        65,205               32,436
   Deferred income taxes, net                                                            3,573                3,573
   Other assets                                                                          1,880                2,178
                                                                                   ---------------      ----------------
     TOTAL OTHER ASSETS                                                                 70,658               38,187
                                                                                   ---------------      ----------------
                                                                                      $399,135             $359,050
                                                                                   ===============      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt                                               $ 13,224           $    1,956
   Accounts payable and accrued liabilities                                             95,167              102,802
                                                                                   ---------------      ----------------
     TOTAL CURRENT LIABILITIES                                                         108,391              104,758

LONG-TERM DEBT                                                                          69,983               44,154
OTHER LONG-TERM LIABILITIES                                                             15,147               10,226
                                                                                   ---------------      ----------------
     TOTAL LIABILITIES                                                                 193,521              159,138
                                                                                   ---------------      ----------------

SHAREHOLDERS' EQUITY
   Preferred stock, par value $.01; 1,000,000 shares authorized;
     none issued                                                                             -                    -
   Common stock, par value $.01; 80,000,000 shares authorized;
     37,160,550 issued and outstanding at March 31, 2000
      (37,126,630 shares at December 31, 1999)                                             372                  371
   Additional paid-in capital                                                           96,811               94,465
   Retained earnings                                                                   120,460              114,510
   Foreign currency translation adjustment                                             (12,029)              (9,434)
                                                                                   ---------------      ----------------
     TOTAL SHAREHOLDERS' EQUITY                                                        205,614              199,912
                                                                                   ---------------      ----------------
                                                                                      $399,135             $359,050
                                                                                   ===============      ================

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                           THIRTEEN WEEKS ENDED
                                                                                       MARCH 31,            APRIL 2,
                                                                                        2000                 1999
                                                                                     ------------         -----------
OPERATING ACTIVITIES
   Net income                                                                          $ 10,610             $  7,311
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                                      5,668                4,674
       Other non-cash charges                                                             2,886                2,459
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                          (5,826)               6,170
     Increase in inventories and prepaid expenses and other                              (5,736)              (7,090)
     (Decrease) increase in accounts payable and accrued liabilities                     (7,127)               4,582
                                                                                     ------------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   475               18,106
                                                                                     ------------         -----------

INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                            (8,197)              (8,393)
   Proceeds from sale of property, plant and equipment                                      857                    -
   Purchase of Spider Software Limited, net of cash acquired                            (27,948)                   -
   Decrease in other assets                                                                   -                2,878
                                                                                     ------------         -----------
NET CASH USED IN INVESTING ACTIVITIES                                                   (35,288)              (5,515)
                                                                                     ------------         -----------

FINANCING ACTIVITIES
   Principal payments on debt and capital leases                                           (531)             (18,765)
   Proceeds from revolving credit loans, net of costs                                    38,933               17,557
   Repurchases and retirement of common stock                                            (5,373)             (17,916)
   Proceeds from exercises of stock options                                               1,919                  730
                                                                                     ------------         -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      34,948              (18,394)
                                                                                     ------------         -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                                    (552)                (934)
                                                                                     ------------         -----------

DECREASE IN CASH AND EQUIVALENTS                                                           (417)              (6,737)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                37,562               41,525
                                                                                     ------------         -----------

CASH AND EQUIVALENTS, END OF PERIOD                                                     $37,145              $34,788
                                                                                     ============         ===========

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTOF SHAREHOLDERS'
                     EQUITY AND COMPREHENSIVE INCOME
                   For the Thirteen Weeks Ended March 31, 2000
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                                         FOREIGN
                                                                            ADDITIONAL                  CURRENCY
                                                       COMMON STOCK          PAID-IN       RETAINED    TRANSLATION   COMPREHENSIVE
                                                   SHARES       AMOUNT      CAPITAL       EARNINGS     ADJUSTMENT      INCOME
                                                  ----------   ---------  -------------  -----------  ------------  --------------
BALANCE, DECEMBER 31, 1999                          37,127        $ 371       $ 94,465   $ 114,510      $ (9,434)
   Issuance of common stock under stock option
    plans                                              316            3          1,916
   Tax benefit from exercises of stock options                                   1,140
   Repurchases and retirement of common stock         (283)          (3)          (710)     (4,660)
   Net income                                                                               10,610                     $10,610
   Other comprehensive income - foreign                                                                   (2,595)       (2,595)
    currency translation adjustment, net of tax
    benefit of $1,165                                                                                               --------------
   Comprehensive income                                                                                                 $8,015
                                                  ----------   ---------  -------------  -----------  ------------  ==============

BALANCE, MARCH 31, 2000                            $37,160        $ 372        $96,811    $120,460      $(12,029)
                                                  ==========   =========  =============  ===========  ============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000

1.       BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.

In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows of Artesyn Technologies, Inc. (the "Company"). The results of operations for the thirteen weeks ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year 2000. In addition, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders.

Certain prior year amounts have been reclassified to conform with current year's presentation.

2.       INVENTORIES

The components of inventory are as follows ($000s):

                                     March 31,        December 31,
                                        2000               1999
                                    ------------       --------------

         Raw materials                $ 47,582              $ 43,220
         Work in process                11,928                12,475
         Finished goods                 30,637                33,675
                                    ------------       --------------
                                      $ 90,147              $ 89,370
                                    ============       ==============



3.       PROPERTY PLANT & EQUIPMENT, NET

Related accumulated depreciation was $85,484,000 and $81,574,000 at March 31, 2000 and December 31, 1999, respectively.

4.        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are as follows
($000s):

                                           March 31,            December 31,
                                             2000                   1999
                                        ---------------      ------------------

         Accounts payable                 $ 45,864                    $ 50,065
         Accrued liabilities:
           Compensation and benefits        15,802                      16,661
           Income taxes payable             13,776                      17,334
           Warranty reserve                  6,293                       6,015
           Commissions                       1,360                       1,860
           Restructuring reserve               550                         571
           Other                            11,522                      10,296
                                        ---------------      ------------------
                                          $ 95,167                   $ 102,802
                                        ===============      ==================

At March 31, 2000 and December 31, 1999, other accrued liabilities consisted primarily of accruals for professional fees, consulting, subcontracting fees, interest and other taxes.

5.       ACQUISITION

Effective March 27, 2000, the Company acquired 100% of the capital stock of Spider Software Limited ("Spider"). The purchase price included approximately $33 million of fixed cash payments, of which $28 million was paid in the first quarter of 2000 and the remaining $5 million will be paid in equal installments in March 2002 and March 2003, and approximately $11 million of contingent consideration based on Spider's ability to achieve certain earnings targets through March 2003. Spider supplies embedded telecommunications and networking software to the communications market place.

The acquisition was accounted for under the purchase method of accounting. Accordingly, goodwill of approximately $34.0 million was recorded, representing the excess of the purchase price over the estimated fair value of the net assets acquired and transaction costs, and is being amortized on a straight-line basis over a period of six years. Spider's results of operations have been included in the Company's consolidated financial statements from the date of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company and Spider as if the acquisition had occurred at the beginning of the periods presented.

                    UNAUDITED COMBINED PRO FORMA INFORMATION
                             ($000 EXCEPT PER SHARE)

                                                   Thirteen Weeks Ended
                                               March 31,             April 2,
                                                  2000                 1999
                                              ----------            ----------
         Sales                                 $160,786              $136,049
         Net Income                               8,734                 5,205
         Earnings per Share - Basic                0.24                  0.14
         Earnings per Share - Diluted              0.23                  0.13

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

6.       INCOME TAXES

The provision for income taxes reflects federal, state, and foreign taxes. The effective income tax rate on pretax earnings differs from that computed at the United States federal statutory rate for the following reasons:

                                                    Thirteen Weeks Ended
                                                  March 31,         April 2,
                                                     2000             1999
                                                   ---------        ---------
         Provision computed at United States
           federal statutory rate                    35.0%            35.0%
         Amortization of goodwill                     0.2              0.3
         Foreign tax effects                         (7.0)            (6.1)
         Effect of state income taxes                 2.8              2.8
                                                   ---------        ---------
         Effective tax rate                          31.0%            32.0%
                                                   =========        =========

7.       RESTRUCTURING

Previously the Company recorded a $9.6 million pre-tax charge in connection with the Company's restructuring plan following its merger with Zytec Corporation ("Zytec"). This amount was allocated in the Consolidated Statements of Operations as follows: $7.2 million to Restructuring Charge, as further described below, and $2.4 million to Cost of Sales, which principally relates to inventory write-offs of duplicate product development programs which were underway at the Company and Zytec prior to the merger. The restructuring charge relates primarily to the elimination of duplicate facilities in an effort to reduce costs pursuant to the Company's integration plan. Specific restructuring actions included the closure of certain domestic and foreign manufacturing and other facilities through the consolidation of manufacturing operations with corresponding personnel reductions, the realignment of the Company's workforce to eliminate duplicate functions particularly in administrative areas, and other related cost-savings actions.

As of March 31, 2000, the remaining restructuring reserve balance of approximately $550,000, is comprised of $342,000 for employee termination benefits and $208,000 for facility closures. Cash payments for facility closures totaled $21,000 for the first quarter of fiscal 2000. With the exception of certain lease-related cash requirements (which are payable through the first quarter of 2001), the remaining anticipated cash payments are expected to be made in fiscal year 2000.

8.       COMPREHENSIVE INCOME

The components of the Company's comprehensive income are as follows ($000s):

                                                                    Thirteen Weeks Ended
                                                               March 31,            April 2,
                                                                 2000                 1999
                                                             --------------      ---------------
       Net income                                                $10,610              $7,311

         Foreign currency translation adjustment                  (3,760)             (4,385)
         Tax benefit                                               1,165               1,403
                                                             --------------      ---------------
                                                                  (2,595)             (2,982)
                                                             --------------      ---------------
       Comprehensive income                                        8,015              $4,329
                                                             ==============      ===============

9.       EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share ("EPS") and the effects on income and the weighted-average number of shares of potential dilutive common stock. The reconciliation of the numerator and denominator of the EPS calculation is presented below ($000s except per share data):

                                                   Thirteen Weeks Ended
                                               March 31,           April 2,
                                                 2000                1999
                                             --------------      -------------
BASIC EPS

   Net income                                    $10,610              $7,311
                                             --------------      -------------

   Weighted average shares                        37,121              37,481
                                             --------------      -------------

   Per share - Basic                              $0.29               $0.20
                                             ==============      =============

DILUTED EPS
   Net income                                    $10,610              $7,311
                                             --------------      -------------

   Weighted average shares                        37,121              37,481

   Effect of dilutive items -Stock options         1,281               1,575
                                             --------------      -------------
                                                  38,402              39,056
                                             --------------      -------------

   Per share- Diluted                             $0.28               $0.19
                                             ==============      =============

Antidilutive weighted options                      1,245               2,451
                                             ==============      =============

The above antidilutive weighted options to purchase shares of common stock were not included in computing diluted earnings per share because their inclusion would be antidilutive for the respective periods.

10.      SHAREHOLDERS' EQUITY

As part of the previously announced three-year, up to 4.0 million share repurchase program implemented in 1998, the Company repurchased 282,500 shares of its common stock for a total of approximately $5.4 million, during the first quarter of 2000. To date, the Company has repurchased approximately 3.4 million of the approved 4.0 million shares for a total of approximately $56.7 million, which was funded with cash from operations. The excess of the cost of shares repurchased over par value was allocated to additional paid-in capital based on the pro rata share amount of additional paid-in capital for all outstanding shares with the difference charged to retained earnings.

11.      DERIVATIVE FINANCIAL INSTRUMENTS

The Company transacts business in various foreign currencies, primarily Irish Punts, Deutsche Marks, Japanese Yen and other European currencies. The Company has established balance sheet hedging programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates. At March 31, 2000, the Company's outstanding notional amount for currency forward contracts and purchased option contracts was approximately $13.5 million and $39.9 million, respectively, maturing in three to twelve months. At December 31, 1999, the Company's outstanding notional amount for currency forward contracts and purchased option contracts was approximately $27.2 million and $39.9 million, respectively, maturing in three to twelve months. The amount of any gain or loss on these contracts during the period was not material. Deferred gains or losses attributable to the foreign currency instruments are not material.

                         PART I - FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal year 2000 were $159.6 million compared to $135.1 million for the comparable quarter in fiscal year 1999. Sales in 2000 have increased principally as a result of higher volume shipments to major Original Equipment Manufacturer ("OEM") customers in the computing and wireless market sectors.

Orders for the first quarter of 2000 grew to $196.2 million representing a 35% increase over the $144.9 million received in the prior year's comparable quarter. At March 31, 2000, the Company's order backlog was $174.2 million compared to a backlog of $140.4 million at December 31, 1999. Management believes a substantial portion of the increase in backlog during the first quarter of 2000 reflects customers covering a greater proportion of their forecasted future demand with firm orders.

Gross margin for the first quarter of 2000 was 25.7% compared to 24.8% for the first quarter of 1999 due to a more favorable sales mix of the Company's products and manufacturing cost savings primarily achieved through higher volume in the first quarter of 2000 versus the prior year's comparable quarter.

Selling, general and administrative expenses were $14.8 million (or 9.3% of sales) in the first quarter of 2000 compared to $13.6 million (or 10% of sales) for the comparable prior year period. The decrease as a percent of sales primarily reflects efficiencies realized in general and administrative functions.

The Company maintained its significant investment in research and development which totaled $10.3 million, or 6.4% of sales, in the first quarter of 2000 compared to $8.9 million, or 6.6% of sales, for the first quarter of 1999. The Company believes that the timely introduction of new technology and products is an important component of its competitive strategy. In the first quarter, the Company announced plans to increase research and development spending during the year 2000 in order to accelerate the introduction of new products into the market. The incremental spending is expected to increase research and development expenses as a percentage of sales to approximately 6.5% in 2000 compared to 6.1% in 1999. The increased spending is contingent on the Company's ability to hire qualified engineers in a competitive market.

Net income for the first quarter of 2000 was $10.6 million, or $0.28 per diluted share, compared to $7.3 million, or $0.19 per diluted share, for the comparable year-ago quarter.

Effective March 27, 2000, the Company acquired 100% of the capital stock of Spider Software Limited ("Spider"). The purchase price included approximately $33 million of fixed cash payments, of which $28 million was paid in the first quarter of 2000 and the remaining $5 million will be paid in equal installments in March 2002 and March 2003, and approximately $11 million of contingent consideration based on Spider's ability to achieve certain earnings targets through March 2003. Spider supplies embedded telecommunications and networking software to the communications market place. Spider's products are used to facilitate communication across and between telecommunications and datacommunications networks, computers and wireless and fixed wire telecommunications devices. Prior to the acquisition, the Company had been partnering with Spider for over three years to provide bundled software/hardware solutions to the communications market place. Management believes that the acquisition of Spider will allow the Company to more efficiently address customer's demands in the rapidly growing market for integrated communication interfaces and protocol subsystems for the communications market.

Amortization of goodwill resulting from the Spider Software Limited acquisition will be $1.4 million per quarter for the remainder of 2000. Excluding the goodwill amortization, the impact of the acquisition on 2000 earnings is expected to be moderately accretive.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company's cash and equivalents decreased to $37.1 million from $37.6 million on December 31, 1999 as cash on hand, cash from operations, $1.9 million proceeds from exercises of stock options and the issuance of $38.9 million of long term debt funded $5.4 million spent for repurchases of the Company's common stock, $8.2 million for capital expenditures, $531,000 of principal debt repayments and $27.9 million for the purchase of Spider Software Limited, net of cash acquired.

Accounts receivable increased to $95.0 million at March 31, 2000 from $90.3 million at December 31, 1999 primarily due to higher sales volume in the first quarter of 2000 compared to the fourth quarter of 1999.

The increase in inventory levels from $89.4 million at December 31, 1999 to $90.1 million at March 31, 2000 reflects increased investment in raw materials to mitigate some lengthening of component procurement lead times, largely offset by a reduction in finished goods due to improved inventory management.

Cash provided by operations decreased to $475,000 for the thirteen weeks ended March 31, 2000 from $18.1 million for the thirteen weeks ended April 2, 1999 primarily due to increased accounts receivable and decreased accounts payable and accrued liabilities.

Capital expenditures for the first quarter of 2000 totaled $8.2 million primarily for the continued maintenance of facilities and equipment in support of the Company's current operating activities including $1.5 million related to the implementation of the new enterprise-wide ERP system. The Company's current overall commitment to fully implement the ERP system is approximately $25 million, which the Company anticipates incurring over a three-year period, of which approximately $22 million is expected to be capitalized and amortized and approximately $3 million is expected to be expensed as incurred. ERP cost incurred from inception to March 31, 2000 totaled approximately $20.3 million, of which $19.3 has been capitalized and $1.0 million was expensed.

Spider Software Limited was acquired for approximately $33 million of fixed cash payments and approximately $11 million of contingent consideration based on Spider's ability to achieve certain earnings targets through March 2003. Cash payments of $28 million were paid in the first quarter of 2000 and the remaining fixed cash payments of $5 million will be paid in equal installments in March 2002 and March 2003.

Net cash provided in financing activities of $34.9 million for the thirteen weeks ended March 31, 2000 reflects proceeds from revolving credit loans of $38.9 million and $1.9 million in proceeds from stock option exercises partially offset by the repurchase and retirement of 282,500 shares of the Company's common stock for $5.4 million. Net cash used in financing activities of $18.4 million for the thirteen weeks ended April 2, 1999 reflects mainly the repurchase and retirement of 1,146,200 shares of the Company's common stock for $17.9 million partially offset by $730,000 in proceeds from stock option exercises.

Effective December 31, 1998, the Company entered into a revolving credit agreement with a syndicate of banks which provided a three-year, multi-currency $200 million credit facility. The revolving facility, which expires on December 31, 2001, replaced the Company's previous $20 million credit line. The agreement provides for various interest rate options on the facility based on London Interbank Offering Rates ("LIBOR") plus .625% and includes a fee of .20% on the unused balance, both payable quarterly. The agreement contains certain negative covenants, which are typical of an agreement of this size and nature, that, among other things, require the Company to maintain certain financial ratios and limit the purchase, transfer or distribution of the Company's assets. On January 8, 1999, the Company's then existing term loans totaling $46.4 million were repaid from borrowings under this new revolving credit facility. During the first quarter of 2000, the company borrowed an additional $39 million under the revolving credit facility of which $28 million was used to finance the acquisition of Spider Software Limited. Any amounts outstanding under the facility are due on December 31, 2001. The Company is in compliance in all material respects with the agreement's covenants.

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

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on the Company's current expectations with respect to future sales, operating efficiencies, research and development expenditures, growth and working capital needs. Such statements involve risks and uncertainties which may cause actual results to differ materially from those set forth in these forward-looking statements. Factors that might affect such forward-looking statements include, among others, general economic conditions, growth and changes in the power supply and communications industries, changes in customer mix, competitive factors and pricing pressures, changes in product mix, the timely development and acceptance of new products, ability to attract and retain customers including new OEM communications customers, ability to attract and retain personnel, inventory risks due to shifts in market demand, changes in absorption of manufacturing overhead, domestic and foreign regulatory approvals and other risks described in the Company's various reports filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

Exhibit No. 27 -- Financial Data Schedule.


(B)      REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the thirteen-week period ended March 31, 2000.

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

                                     ARTESYN TECHNOLOGIES, INC.
                                     --------------------------
                                            (Registrant)



DATE:         May 13, 2000                  BY:   RICHARD J. THOMPSON
                                                  -------------------
                                                  Richard J. Thompson
                                                  Vice President Finance
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT    DESCRIPTION
-------    -----------

  27       Financial Data Schedule