Form 10-Q
period 2000-06-30
ARTESYN TECHNOLOGIES INC
filed 2000-08-14
CIK 23071

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________  to


                           Commission File No. 0-4466




                           ARTESYN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)



                                     FLORIDA
         (State or other jurisdiction of incorporation or organization)



           59-1205269                7900 Glades Road, Suite 500, Boca Raton, FL
       (I.R.S. Employer                        (Address of principal
    Identifications Number)                     executive offices)


                  (561) 451-1000                                33434
(Registrant's phone number, including area code)              (Zip Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No


The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of July 31, 2000 was 37,842,755 shares.

================================================================================

                           Artesyn Technologies, Inc.

                               Index to Form 10-Q

                                                                          Page
                                                                          Number
                                                                          ------

PART I.       Financial Information

Item 1.       Condensed Consolidated Financial Statements:

              Statements of Operations - For the Thirteen and Twenty-Six
              Weeks Ended June 30, 2000 and July 2, 1999                       3

              Statements of Financial Condition - June 30, 2000
              and December 31, 1999                                            4

              Statements of Cash Flows - For the
              Twenty-Six Weeks Ended June 30, 2000 and July 2, 1999            5

              Statement of Shareholders' Equity and Comprehensive
              Income - For the Twenty-Six Weeks Ended
              June 30, 2000                                                    6

              Notes to Condensed Consolidated Financial

              Statements                                                    7-11

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          12-15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk   15-16


PART II.      Other Information

Item 4.       Submission of Matters to a Vote of Security Holders             17

Item 6.       Exhibits and Reports on Form 8-K                                17

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           ARTESYN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                   (Unaudited)

                                                                                     Twenty-Six Weeks
                                                 Thirteen Weeks Ended                     Ended
                                             -----------------------------     -----------------------------
                                               June 30,          July 2,         June 30,          July 2,
                                                 2000             1999            2000              1999
                                             -------------    ------------     ------------    -------------
Sales                                            $164,322        $150,427         $323,941         $285,543
Cost of Sales                                     119,162         112,310          237,727          213,885
                                             -------------    ------------     ------------    -------------
Gross Profit                                       45,160          38,117           86,214           71,658
                                             -------------    ------------     ------------    -------------

Expenses
  Selling, general & administrative                15,745          12,332           29,970           25,338
  Research & development                           10,839           9,373           21,191           18,240
  Amortization of goodwill                          1,884             552            2,419            1,120
                                             -------------    ------------     ------------    -------------
                                                   28,468          22,257           53,580           44,698
                                             -------------    ------------     ------------    -------------
Operating Income                                   16,692          15,860           32,634           26,960
                                             -------------    ------------     ------------    -------------
Other Income (Expense)
  Interest expense                                 (1,442)           (735)          (2,331)          (1,425)
  Interest income                                     537             300              859              641
                                             -------------    ------------     ------------    -------------
                                                     (905)           (435)          (1,472)            (784)
                                             -------------    ------------     ------------    -------------

Income before Income Taxes                         15,787          15,425           31,162           26,176

Provision for Income Taxes                          5,206           5,015            9,972            8,455
                                             -------------    ------------     ------------    -------------
Net Income                                       $ 10,581        $ 10,410         $ 21,190         $ 17,721
                                             =============    ============     ============    =============
Earnings per Share
   Basic                                         $   0.28        $   0.28         $   0.57         $   0.48
                                             =============    ============     ============    =============
   Diluted                                       $   0.27        $   0.27         $   0.55         $   0.45
                                             =============    ============     ============    =============

Common and Common Equivalent Shares
   Outstanding
   Basic                                           37,389          37,061           37,254           37,271
   Diluted                                         38,844          38,852           38,643           38,952


        The accompanying notes are an integral part of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in Thousands Except Share Data)
                                   (Unaudited)

                                                                                       June 30,            December 31,
                                                                                         2000                 1999
                                                                                   ---------------      ----------------
ASSETS
Current Assets
   Cash and equivalents                                                                  $ 36,579              $ 37,562
   Accounts receivable, net                                                               106,769                90,334
   Inventories                                                                            105,974                89,370
   Prepaid expenses and other                                                              16,377                15,129
                                                                                   ---------------      ----------------
     Total current assets                                                                 265,699               232,395
                                                                                   ---------------      ----------------

Property, Plant & Equipment, net                                                           92,756                88,468
                                                                                   ---------------      ----------------

Other Assets
   Goodwill, net                                                                           61,537                32,436
   Other assets                                                                             5,672                 5,751
                                                                                   ---------------      ----------------
     Total other assets                                                                    67,209                38,187
                                                                                   ---------------      ----------------
                                                                                         $425,664              $359,050
                                                                                   ===============      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                                                   $ 6,127               $ 1,956
   Accounts payable and accrued liabilities                                               112,165               102,802
                                                                                   ---------------      ----------------
     Total current liabilities                                                            118,292               104,758

Long-Term Debt                                                                             69,605                44,154
Other Long-Term Liabilities                                                                15,431                10,226
                                                                                   ---------------      ----------------
     Total Liabilities                                                                    203,328               159,138
                                                                                   ---------------      ----------------

Shareholders' Equity
   Preferred stock, par value $.01; 1,000,000 shares authorized;
     none issued                                                                                -                     -
   Common stock, par value $.01; 80,000,000 shares authorized;
     37,698,114 issued and outstanding at June 30, 2000
      (37,126,630 shares at December 31, 1999)                                                377                   371
   Additional paid-in capital                                                             104,320                94,465
   Retained earnings                                                                      131,039               114,510
   Foreign currency translation adjustment                                                (13,400)               (9,434)
                                                                                   ---------------      ----------------
     Total shareholders' equity                                                           222,336               199,912
                                                                                   ---------------      ----------------
                                                                                         $425,664              $359,050
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

                           ARTESYN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                          Twenty-Six Weeks Ended
                                                                                       June 30,             July 2,
                                                                                        2000                 1999
                                                                                     ------------         -----------
OPERATING ACTIVITIES
   Net income                                                                         $  21,190             $17,721
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                                     12,385               9,464
       Other non-cash charges                                                             7,880               4,799
   Changes in operating assets and liabilities:
       Accounts receivable                                                              (18,473)             (5,073)
       Inventories and prepaid expenses and other                                       (23,905)            (14,781)
       Accounts payable and accrued liabilities                                          10,889              22,773
                                                                                     ------------         -----------
Net Cash Provided by Operating Activities                                                 9,966              34,903
                                                                                     ------------         -----------

INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                           (16,011)            (17,984)
   Proceeds from sale of property, plant and equipment                                    1,387                   -
   Purchase of Spider Software Limited, net of cash acquired                            (27,948)                  -
   Decrease in other assets                                                                   -               2,873
                                                                                     ------------         -----------
Net Cash Used in Investing Activities                                                   (42,572)            (15,111)
                                                                                     ------------         -----------

FINANCING ACTIVITIES
   Principal payments on debt and capital leases                                         (8,036)            (19,495)
   Proceeds from revolving credit loans, net of costs                                    38,933              17,493
   Repurchases and retirement of common stock                                            (5,373)            (19,273)
   Proceeds from exercises of stock options                                               7,362               4,786
                                                                                     ------------         -----------
Net Cash Provided by (Used in) Financing Activities                                      32,886             (16,489)
                                                                                     ------------         -----------

Effect of Exchange Rate Changes on Cash and Equivalents                                  (1,263)             (1,448)
                                                                                     ------------         -----------

Increase (decrease) in Cash and Equivalents                                                (983)              1,855

Cash and Equivalents, Beginning of Period                                                37,562              41,525
                                                                                     ------------         -----------

Cash and Equivalents, End of Period                                                   $  36,579            $ 43,380
                                                                                     ============         ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                  For the Twenty-Six Weeks Ended June 30, 2000
                             (Amounts in Thousands)
                                   (Unaudited)

                                    Common Stock                                                   Foreign
                             ---------------------------      Additional                           Currency        Compre-
                                                               Paid-in-          Retained         Translation      hensive
                               Shares          Amount           Capital          Earnings          Adjustment      Income
                             ----------    -------------    ---------------    --------------    --------------   -----------
Balance, December
   31, 1999                     37,127          $ 371          $   94,465         $114,510         $ (9,434)
Issuance of common
   stock under stock
   option plans                    854              9              7,348
Tax benefit from
   exercises of stock
   options                                                         3,217
Repurchases of
   common stock                   (283)            (3)              (710)           (4,660)
Net income                                                                          21,190                           $21,190
Other comprehensive
    income - foreign
    currency translation
    adjustment, net of
    tax benefit of $1,604                                                                            (3,966)           (3,966)
                                                                                                                  -----------
Comprehensive
    income                                                                                                           $17,224
                             ----------    -------------    ---------------    --------------    --------------   ===========
Balance, June 30, 2000
                                37,698          $ 377          $ 104,320          $131,039         $(13,400)
                             ==========    =============    ===============    ==============    ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                           Artesyn Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)


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

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows of Artesyn Technologies, Inc. (the "Company"). The results of operations for the thirteen and twenty-six weeks ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year 2000. In addition, these Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.       Inventories

The components of inventory are as follows ($000s):


                                      June 30,              December 31,
                                        2000                    1999
                                --------------------    --------------------
         Raw materials                   $ 59,064               $43,220
         Work-in-process                   14,591                12,475
         Finished goods                    32,319                33,675
                                --------------------    --------------------
                                         $105,974               $89,370
                                ====================    ====================


3.       Property Plant & Equipment, Net

Related accumulated depreciation was $89.7 million and $81. 6 million at June 30, 2000 and December 31, 1999, respectively.

4.        Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are as follows
($000s):

                                           June 30,            December 31,
                                             2000                  1999
                                       ----------------      -----------------

     Accounts payable                         $ 57,141              $ 50,065
     Accrued liabilities:
        Compensation and benefits               17,743                16,661
        Income taxes payable                    13,672                17,334
        Warranty reserve                         7,212                 6,015
        Commissions                              1,771                 1,860
        Other                                   14,626                10,867
                                       ----------------      -----------------
                                              $112,165             $ 102,802
                                       ================      =================

At June 30, 2000 and December 31, 1999, other accrued liabilities consisted primarily of accruals for professional fees, consulting, subcontracting fees, interest and other taxes.

As of June 30, 2000, the restructuring reserve balance of approximately $471,000, is comprised of $256,000 for employee termination benefits and $216,000 for facility closures and is included in other accrued liabilities. Cash payments for facility closures and termination benefits totaled $63,000 and $38,000 for the twenty-six weeks ended June 30, 2000. With the exception of certain lease-related cash requirements (which are payable through the first quarter of 2001), the remaining anticipated cash payments are expected to be incurred in fiscal year 2000.

5.       Acquisition

Effective March 27, 2000, the Company acquired 100% of the capital stock of Spider Software Limited ("Spider"). The purchase price included approximately $33 million of fixed cash payments, of which $28 million was paid in the first quarter of 2000 and the remaining $5 million will be paid in equal installments in March 2002 and March 2003. Approximately $11 million of contingent consideration is to be paid based on Spider's ability to achieve certain earnings targets through March 2003. Spider supplies embedded telecommunications and networking software to the communications market place.

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

                                                 Unaudited Consolidated Pro Forma Information
                                                         ($000 Except per share data)
                                      -------------------------------------------------------------------
                                           Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                      --------------------------------    -------------------------------
                                         June 30,           July 2,          June 30,          July 2,
                                           2000              1999              2000              1999
                                      --------------    --------------    --------------    -------------
    Sales                                  $164,322          $151,249          $325,108         $287,080
    Net income                               10,581             8,287            19,315           13,496
    Earnings per share - Basic                 0.28              0.22              0.52             0.36
    Earnings per share - Diluted               0.27              0.21              0.50             0.35

The unaudited consolidated pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense resulting from goodwill, increased interest expense on the acquisition debt, and related income tax effects. The combined pro forma results do not purport to be indicative of results that would have occurred had the combination been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

6.       Income Taxes

The provision for income taxes reflects federal, state, and foreign taxes. The effective income tax rate on pretax earnings differs from that computed at the United States federal statutory rate for the following reasons:

                                                   Twenty-Six Weeks Ended
                                              --------------------------------
                                                 June 30,           July 2,
                                                   2000              1999
                                              --------------    --------------
     Provision  computed at United States
        federal statutory rates                      35.0%             35.0%
     Amortization of goodwill                         0.3               0.3
     Foreign tax effects                             (6.5)             (6.4)
     Effect of state income taxes                     3.2               3.2
     Other                                            -                 0.2
                                              --------------    --------------
     Effective tax rate                              32.0%             32.3%
                                              ==============    ==============

7.       Comprehensive Income

The components of the Company's comprehensive income are as follows:

                                           Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                      --------------------------------    -------------------------------
                                        June 30,           July 2,          June 30,          July 2,
                                          2000              1999              2000              1999
                                      --------------    --------------    --------------    -------------
Net income                                 $10,581           $10,410           $21,190          $17,721

Foreign currency translation
    adjustment                              (1,812)           (3,557)           (5,570)          (7,962)
Tax benefit                                    439             1,149             1,604            2,572
                                      --------------    --------------    --------------    -------------
                                            (1,373)           (2,408)           (3,966)          (5,390)
                                      --------------    --------------    --------------    -------------
Comprehensive income                       $ 9,208           $ 8,002           $17,224          $12,331
                                      ==============    ==============    ==============    =============

8.       Earnings Per Share

The following data show the amounts used in computing earnings per share ("EPS") and the effects on income and the weighted-average number of shares of potential dilutive common stock. The reconciliation of the numerator and denominator of the EPS calculation is presented below ($000s except per share data and anti-dilutive weighted options).

                                                                         Twenty-Six Weeks
                                        Thirteen Weeks Ended                  Ended
                                     -------------------------     -------------------------
                                      June 30,        July 2,       June 30,        July 2,
                                        2000           1999           2000           1999
                                     ----------     ----------     ----------     ----------
Basic EPS
   Net income                        $   10,581     $   10,410     $   21,190     $   17,721
                                     ----------     ----------     ----------     ----------
   Weighted average shares               37,389         37,061         37,254         37,271
                                     ----------     ----------     ----------     ----------

   Per share - Basic                 $     0.28     $     0.28     $     0.57     $     0.48
                                     ==========     ==========     ==========     ==========

Diluted EPS
   Net income                        $   10,581     $   10,410     $   21,190     $   17,721
                                     ----------     ----------     ----------     ----------
   Weighted average shares               37,389         37,061         37,254         37,271

   Effect of  dilutive items -
      Stock options                       1,455          1,791          1,389          1,681
                                     ----------     ----------     ----------     ----------
                                         38,844         38,852         38,643         38,952
                                     ----------     ----------     ----------     ----------
   Per share- Diluted                $     0.27     $     0.27     $     0.55     $     0.45
                                     ==========     ==========     ==========     ==========

Anti-dilutive weighted options        1,448,354        701,120      1,292,358      1,279,021
                                     ==========     ==========     ==========     ==========


The above anti-dilutive weighted options to purchase shares of common stock were not included in computing diluted earnings per share because their inclusion would be anti-dilutive for the respective periods.

9.       Shareholders' Equity

As part of the previously announced three-year, up to 4.0 million share repurchase program implemented in 1998, the Company repurchased 282,500 shares of its common stock for a total of approximately $5.4 million, during the first half of 2000. To date, the Company has repurchased approximately 3.4 million of the approved 4.0 million shares for a total of approximately $56.7 million, which was funded with cash from operations. The excess of the cost of shares repurchased over par value was allocated to additional paid-in capital based on the pro rata share amount of additional paid-in capital for all outstanding shares with the difference charged to retained earnings.

10.      Derivative Financial Instruments

The Company transacts business in various foreign currencies, primarily Irish punts, German marks, Japanese yen and other European currencies. The Company has established balance sheet hedging programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates. As of June 30, 2000, the Company's outstanding notional amount for currency forward contracts and purchased option contracts was approximately $22.3 million and $26.6 million, respectively, maturing in three to six months. At December 31, 1999, the Company's outstanding notional amount for currency forward contracts and purchased option contracts was approximately $27.2 million and $39.9 million, respectively, maturing in three to twelve months. The amount of any gain or loss on these contracts during either period was not material. Deferred gains or losses attributable to the foreign currency instruments are not material.

11.      Subsequent Event

On August 4, 2000, the Company acquired Azcore Technologies ("Azcore"), based in Tuscon, Arizona. Azcore is primarily involved in the design and manufacture of high-efficiency DC-DC converters, with a special emphasis on surface mount technology design. These products have applications across the Company's spectrum of customers, including those in computing, mass storage, carrier and enterprise networking, access, and wireless infrastructure. The total purchase price was $13.8 million, including $5.8 million paid at the time of closing from cash on hand, and $8.0 million in contingent earn-out payments. The acquisition will be accounted for under the purchase method of accounting.

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

For the Thirteen and Twenty-Six Weeks Ended June 30, 2000 compared to the Thirteen and Twenty-Six Weeks Ended July 2, 1999

Sales. Sales for the second quarter of fiscal year 2000 were $164.3 million compared to $150.4 million for the comparable period in 1999, an increase of $13.9 million or 9%. Sales for the twenty-six weeks ended June 30, 2000 increased $38.4 million, or 13%, from $285.5 million in 1999 to $323.9 million in 2000. The increase is primarily the result of increased sales to computing and wireless communication original equipment manufacturers. These customers represent high-growth sectors within the communications industry, and Artesyn Technologies, Inc. ("Artesyn") has positioned itself to take advantage of this growth. Artesyn also experienced an increase in sales to its distribution customers, which market Artesyn's product to individual manufacturers in a variety of industries.

Customer demand remained strong in the second quarter of 2000 in comparison to 1999. Orders for the second quarter of 2000 grew to $226.3 million representing a 42% increase over the $159.3 million of orders received in the prior year's comparable quarter. For the twenty-six weeks ended June 30, 2000, orders increased $118.1 million, or 39%, from $304.2 million in 1999 to $422.3 million in 2000. At June 30, 2000, Artesyn's order backlog was $237.5 million compared to a backlog of $140.4 million at December 31, 1999, representing a 69% increase. Backlog consists of purchase orders on hand having delivery dates scheduled within the next six months.

During the second quarter of 2000, Artesyn began to experience an interruption in the supply of certain key components used to manufacture certain products, reducing sales by preventing Artesyn from fulfilling orders that had been booked. Proper resource management helped to lessen the impact of the interruption, and no significant disruptions were encountered. The availability of these components may continue to reduce Artesyn's level of sales for the rest of 2000, although the magnitude of its effect is unknown.

Gross Margin. Gross margin as a percent of revenue for the second quarter of 2000 increased to 27.5% compared to 25.3% for the second quarter of 1999. For the first half of the year, gross margin as a percent of revenue increased from 25.1% in 1999 to 26.6% in 2000. The increase in gross margin as a percent of revenue is primarily the result of a favorable change in the sales mix of Artesyn's products. For both the quarter and the twenty-six weeks ended June 30, 2000, sales of single board computers and protocol software along with sales of power products to distribution customers increased as a percent of total sales over comparable periods in 1999. Sales of these products and sales to these customers generally yield higher gross margins than other products offered by Artesyn.

In addition, Artesyn's acquisition of Spider Software, Ltd. ("Spider") in the first quarter of 2000 caused gross margin as a percent of revenue to increase in 2000 compared to 1999. While the inclusion of Spider's total revenue is not material to the results of Artesyn in the thirteen or twenty-six weeks ended June 30, 2000, the nature of Spider's software business dictates that most of its costs are classified as operating expenses as opposed to cost of sales, resulting in higher gross margin as a percent of sales.

Management expects these factors will continue to positively effect gross margin as a percent of revenue in comparison to 1999 for the rest of the year.

Operating Expenses. Selling, general and administrative expenses were $15.7 million (or 9.6% of sales) in the second quarter of 2000 compared to $12.3 million (or 8.2% of sales) for the comparable prior year period. For the twenty-six weeks ended June 30, 2000, selling, general and administrative expenses were $30.0 million (or 9.3% of sales) compared to $25.3 million (or 8.9% of sales) for the comparable prior year period. These increases are primarily the result of expenses related to the implementation of Artesyn's new enterprise wide resource planning ("ERP") system, the initiation of several new marketing programs, and the inclusion of the results of Spider.

Artesyn maintained its significant investment in research and development which totaled $10.8 million, or 6.6% of sales, in the second quarter of 2000 compared to $9.4 million, or 6.2% of sales, for the second quarter of 1999. For the first half of the year, research and development expenses totaled $21.2 million, or 6.5% of sales, in 2000 and $18.2 million, or 6.4% of sales in 1999. Artesyn believes that the timely introduction of new technology and products is an important component of its competitive strategy. In early 2000, Artesyn announced plans to increase research and development spending during 2000 in order to accelerate the introduction of new products into the market. The incremental spending is expected to increase slightly from the current level of research and development expenses as a percentage of sales for the remainder of 2000. The increased spending is contingent on Artesyn's ability to hire qualified engineers in a highly competitive market.

Amortization of Goodwill. Amortization expense for the second quarter of 2000 was $1.9 million, an increase of $1.3 million, or 241%, over the second quarter of 1999. For the twenty-six weeks ended June 30, 2000, amortization expense increased $1.3 million, or 116%, over the comparable 1999 period. These increases were the result of the inclusion of amortization expense related to goodwill associated with the acquisition of Spider.

Interest Expense. Interest expense in the second quarter of 2000 increased from $0.7 million in 1999 to $1.4 million in 2000, an increase of 96%. For the twenty-six weeks ended June 30, 2000, interest expense increased $0.7 million, or 88%, from $0.8 million in 1999 to $1.5 million in 2000. These increases were primarily the result of additional outstanding borrowing related to the acquisition of Spider.

Net Income. Net income for the second quarter of 2000 was $10.6 million, or $0.27 per diluted share, compared to $10.4 million, or $0.27 per diluted share, for the comparable year-ago quarter. For the twenty-six weeks ended, net income was $21.2 million, or $0.55 per diluted share, in 2000, compared to $17.7 million, or $0.45 per diluted share, in 1999.

Acquisition. On August 8, 2000, Artesyn acquired Azcore Technologies ("Azcore"), based in Tuscon, Arizona. Azcore is primarily involved in the design and manufacture of high-efficiency DC-DC converters, with a special emphasis on surface mount technology design. These products have applications across Artesyn's spectrum of customers, including those in computing, mass storage, carrier and enterprise networking, access, and wireless infrastructure. The total purchase price was approximately $13.8 million, including $5.8 million paid at the time of closing from cash on hand, and $8.0 million in contingent earn-out payments. The acquisition will be accounted for under the purchase method of accounting.

Liquidity and Capital Resources

At June 30, 2000, Artesyn's cash and equivalents decreased to $36.6 million from $37.6 million on December 31, 1999. This decrease was the result of cash from operations, $7.4 million in proceeds from exercises of stock options and the issuance of $38.9 million of long term debt offset by $5.4 million spent for repurchases of Artesyn's common stock, $16.0 million for capital expenditures, $8.0 of principal debt repayments and $27.9 million for the purchase of Spider, net of cash acquired.

Cash provided by operations decreased to $10.0 million for the twenty-six weeks ended June 30, 2000 compared with $34.9 million provided in the same period in 1999. Cash from operations was impacted by a significant increase in accounts receivable and inventory in 2000. Accounts receivable increased $18.4 million and inventory increased $23.9 million in 2000. These increases were the result of Artesyn's increased level of business activity and circumstances related to the availability of components, as previously discussed. The availability of components affected Artesyn's ability to complete certain orders, resulting in increases to raw material and work-in-process inventory. The increases in accounts receivable and inventory were somewhat offset by increases in accounts payable and accrued liabilities of $10.9 million.

Capital expenditures for the first half of 2000 totaled $16.0 million primarily for the continued upgrade of facilities and equipment in support of Artesyn's current operating activities, including $2.5 million related to the implementation of the new ERP system. Artesyn's current overall commitment to fully implement the ERP system is approximately $25 million, of which approximately $22 million is to be capitalized and amortized and $3 million is to be expensed as incurred. The overall commitment is expected to be incurred over a three year period. As of June 30, 2000, $21.5 million of total commitment had been incurred, approximately $20.3 million of which was capitalized and $1.2 million was expensed.

Spider Software Limited was acquired for approximately $33.0 million of fixed cash payments and approximately $11.0 million of contingent consideration based on Spider's ability to achieve certain earnings targets through March 2003, which will be made annually if the specified earn out targets are met. Cash payments of $28.0 million were paid in the first quarter of 2000 and the remaining fixed cash payments of $5.0 million will be paid in equal installments in March 2002 and March 2003.

Net cash provided in financing activities of $32.9 million for the twenty-six weeks ended June 30, 2000 reflects net proceeds from revolving credit loans less principal payments on capital leases of $30.9 million and $7.4 million in proceeds from stock option exercises partially offset by the repurchase and retirement of 282,500 shares of Artesyn's common stock for $5.4 million. Net cash used in financing activities of $16.5 million for the twenty-six weeks ended July 2, 1999 reflects mainly the repurchase and retirement of 1,251,200 shares of Artesyn's common stock for $19.3 million partially offset by $4.8 million in proceeds from stock option exercises.

Effective December 31, 1998, Artesyn entered into a revolving credit agreement with a syndicate of banks which provided a three-year, multi-currency $200 million credit facility. The revolving facility, which expires on December 31, 2001, provides for various interest rate options on the facility based on London Interbank Offering Rates ("LIBOR") plus .625% and includes a fee of .20% on the unused balance, both payable quarterly. The agreement contains certain negative covenants, which are typical of an agreement of this size and nature, that, among other things, require Artesyn to maintain certain financial ratios and limit the purchase, transfer or distribution of company assets. During the first half of 2000, Artesyn borrowed an additional $39 million under the revolving credit facility of which $28 million was used to finance the acquisition of Spider. $7.0 million of that amount was repaid in the second quarter. Any amounts outstanding under the facility are due on December 31, 2001. Artesyn is in compliance in all material respects with the agreement's covenants.

Based on current plans and business conditions, Artesyn believes that its cash and equivalents, its available credit line, cash generated from operations, and other financing activities are expected to be adequate to meet capital expenditures, working capital requirements, debt and capital lease obligations and operating lease commitments for the next twelve months.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 will require Artesyn to record all derivatives as either assets or liabilities in the Consolidated Statement of Financial Position and measure those instruments at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation. The impact of SFAS 133 on Artesyn's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of Artesyn's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, given Artesyn's current use of derivatives and hedging activities, Artesyn does not believe the effect of adopting SFAS 133 will be material to its consolidated financial statements.

In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133." The Statement defers the effective date of SFAS 133 to fiscal 2001 at which time adoption is planned.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative investments embedded in other contracts, and for hedging activities. In addition, SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. As a result of SFAS No. 137, Artesyn has deferred the adoption of both SFAS No. 133 and SFAS No. 138 until fiscal 2001. Artesyn does not believe the adoption of SFAS No. 138 will have a material effect on consolidated financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We believe our revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.


Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Artesyn is exposed to the impact of interest rate changes and foreign currency fluctuations. In the normal course of business, Artesyn employs established policies and procedures to manage its exposure to changes in interest rates and fluctuations in the value of foreign currencies using a variety of derivative financial instruments. Artesyn manages its interest rate risk on its variable rate debt instruments through use of interest rate swaps pursuant to which Artesyn exchanges its floating rate interest obligations for fixed rates. The fixing of the interest rates offsets Artesyn's exposure to the uncertainty of floating interest rates during the term of the loans.

Artesyn has significant assets and operations in Europe and Asia and, as a result, its financial performance could be affected by significant fluctuations in foreign exchange rates. To mitigate potential adverse trends, Artesyn's operating strategy takes into account changes in exchange rates over time. Accordingly, Artesyn enters into various forward contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The principal currencies hedged are the Japanese yen, the Deutsche mark, and the Irish punt.

It is Artesyn's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. Artesyn does not enter into foreign currency or interest rate transactions for speculative purposes.

Forward Looking Statements

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on Artesyn's current expectations with respect to future sales, operating efficiencies, research and development expenditures, growth and working capital needs. Such statements involve risks and uncertainties which may cause actual results to differ materially from those set forth in these forward-looking statements. Factors that might affect such forward-looking statements include, among others, general economic conditions, growth and changes in the power supply and communications industries, changes in customer mix, competitive factors and pricing pressures, changes in product mix, the timely development and acceptance of new products, the availability of components used in the manufacture of products, ability to attract and retain customers including new OEM communications customers, ability to attract and retain personnel, inventory risks due to shifts in market demand, changes in absorption of manufacturing overhead, domestic and foreign regulatory approvals and other risks described in Artesyn's various reports filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  Artesyn held its Annual Meeting of Shareholders on May 4, 2000

          (c)  The following matters were voted upon at the Annual Meeting of
               Shareholders:

               1. The election of the nominees for Directors who will serve for a term to expire at the Annual Meeting of Shareholders to be held in 2001, was voted on by the shareholders. The nominees, all of whom were elected, were Edward S. Croft III, Fred C. Lee, Lawrence J. Matthews, Joseph M. O'Donnell, Stephen A. Ollendorf, Phillip A. O'Reilly, Bert Sager, A. Eugene Sapp Jr., Ronald D. Schmidt, Lewis Solomon, and John
                    M. Steel. The Inspectors of Election certified the following vote tabulations.

                                                 For          Withheld
                                            -------------  --------------
                  Edward S. Croft III         32,930,035         669,484
                  Fred C. Lee                 32,940,165         659,354
                  Lawrence J. Matthews        32,822,741         776,778
                  Joseph M. O'Donnell         32,809,555         789,964
                  Stephen A. Ollendorf        32,625,971         973,548
                  Phillip A. O'Reilly         32,919,412         670,107
                  Bert Sager                  32,871,523         727,996
                  A. Eugene Sapp, Jr.         32,882,807         716,712
                  Ronald D. Schmidt           32,937,952         661,569
                  Lewis Solomon               32,933,639         665,880
                  John M. Steel               32,931,123         668,396

               2. A proposal to approve the 2000 Performance Equity Plan was adopted. The Inspectors of Election certified the following vote tabulations.

                     For              Against           Abstain
                     ---              -------           -------
                  22,427,261         5,253,618          125,059


Item 6.      Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit No.
          -----------

         10.1 Employment agreement, dated as of this January 1, 2000, by and between ARTESYN TECHNOLOGIES, INC., a Florida corporation, and JOSEPH M. O'DONNELL.

         10.2 Employment agreement, dated as of this January 1, 2000, by and between ARTESYN TECHNOLOGIES, INC., a Florida corporation, and RICHARD J. THOMPSON.

         27      Financial Data Schedule

(b)       Reports on Form 8-K

          Artesyn did not file any reports on Form 8-K during the thirteen-week period ended June 30, 2000.

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




                                            ARTESYN TECHNOLOGIES, INC.
                                            --------------------------
                                                    (Registrant)


DATE:  August 14, 2000                         BY:    /s/Richard J. Thompson
                                                      ----------------------
                                                      Richard J. Thompson
                                                      Vice President Finance
                                                      Chief Financial Officer

                                 Exhibit Index


Exhibit No.             Description
-----------             -----------

    10.1 Employment agreement, dated as of this January 1, 2000, by and between ARTESYN TECHNOLOGIES, INC., a Florida corporation, and JOSEPH M. O'DONNELL.

    10.2 Employment agreement, dated as of this January 1, 2000, by and between ARTESYN TECHNOLOGIES, INC., a Florida corporation, and RICHARD J. THOMPSON.

    27            Financial Data Schedule