Form 10-Q
period 2000-09-30
ARTESYN TECHNOLOGIES INC
filed 2000-11-14
CIK 23071

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from            to
                               ----------    ----------


                           Commission File No. 0-4466



                           ARTESYN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)



                                     FLORIDA
         (State or other jurisdiction of incorporation or organization)



             59-1205269              7900 Glades Road, Suite 500, Boca Raton, FL
          (I.R.S. Employer             (Address of principal executive offices)
      Identifications Number)

                  (561) 451-1000                              33434
(Registrant's phone number, including area code)            (Zip Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___



The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of October 27, 2000 was 38,098,115 shares.

================================================================================

                           Artesyn Technologies, Inc.

                               Index to Form 10-Q

                                                                           Page
                                                                          Number
                                                                          ------
PART I.    Financial Information

Item 1.    Condensed Consolidated Financial Statements:

           Statements of Operations - For the Thirteen and Thirty-Nine
           Weeks Ended September 29, 2000 and October 1, 1999                3

           Statements of Financial Condition - September 29, 2000
           and December 31, 1999                                             4

           Statements of Cash Flows - For the
           Thirty-Nine Weeks Ended September 29, 2000 and October 1, 1999    5

           Statement of Shareholders' Equity and Comprehensive
           Income - For the Thirty-Nine Weeks Ended
           September 29, 2000                                                6

           Notes to Condensed Consolidated Financial
           Statements                                                     7-11

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           12-16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk       16


PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K                                 17

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           ARTESYN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                   (Unaudited)

                                           Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                     ---------------------------------    ----------------------------------
                                        September         October 1,        September 29,        October 1,
                                        29, 2000             1999                2000               1999
                                     ---------------    --------------    ----------------    --------------
Sales                                      $182,493          $152,793            $506,434          $438,336
Cost of Sales                               132,221           111,869             369,948           325,754
                                     ---------------    --------------    ----------------    --------------
Gross Profit                                 50,272            40,924             136,486           112,582
                                     ---------------    --------------    ----------------    --------------
Expenses
  Selling, general &
  administrative                             16,167            12,360              46,136            37,701
  Research & development                     11,799             9,224              32,990            27,464
  Amortization of goodwill                    1,903               547               4,322             1,664
                                     ---------------    --------------    ----------------    --------------
                                             29,869            22,131              83,448            66,829
                                     ---------------    --------------    ----------------    --------------
Operating Income                             20,403            18,793              53,038            45,753
                                     ---------------    --------------    ----------------    --------------
Other Income (Expense)
  Interest expense                           (1,367)             (913)             (3,697)           (2,338)
  Interest income                               461               454               1,319             1,095
                                     ---------------    --------------    ----------------    --------------
                                               (906)             (459)             (2,378)           (1,243)
                                     ---------------    --------------    ----------------    --------------

Income before Income Taxes                   19,497            18,334              50,660            44,510
Provision for Income Taxes                    6,391             5,865              16,363            14,320
                                     ---------------    --------------    ----------------    --------------

Net Income                                 $ 13,106          $ 12,469            $ 34,297          $ 30,190
                                     ===============    ==============    ================    ==============
Earnings per Share
   Basic                                     $ 0.35            $ 0.33              $ 0.92            $ 0.81
                                     ===============    ==============    ================    ==============
   Diluted                                   $ 0.33            $ 0.32              $ 0.88            $ 0.77
                                     ===============    ==============    ================    ==============

Common and Common
   Equivalent Shares
   Outstanding
   Basic                                     37,914            37,373              37,476            37,305
   Diluted                                   40,119            39,295              39,187            39,097

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in Thousands Except Share Data)
                                   (Unaudited)

                                                                                     September 29,            December 31,
                                                                                          2000                    1999
                                                                                   ------------------      ------------------
ASSETS
Current Assets
   Cash and equivalents                                                                     $ 30,789                $ 37,562
   Accounts receivable, net                                                                  126,512                  90,334
   Inventories                                                                               120,919                  89,370
   Prepaid expenses and other                                                                  6,363                   5,263
   Deferred income taxes, net                                                                  9,863                   9,866
                                                                                   ------------------      ------------------
     Total current assets                                                                    294,446                 232,395
                                                                                   ------------------      ------------------


Property, Plant & Equipment, net                                                              96,344                  88,468
                                                                                   ------------------      ------------------
Other Assets
   Goodwill, net                                                                              63,445                  32,436
   Other assets                                                                                5,232                   5,751
                                                                                   ------------------      ------------------
     Total other assets                                                                       68,677                  38,187
                                                                                   ------------------      ------------------
                                                                                            $459,467                $359,050
                                                                                   ==================      ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                                                      $ 5,938                 $ 1,956
   Accounts payable and accrued liabilities                                                  130,159                 102,802
                                                                                   ------------------      ------------------
     Total current liabilities                                                               136,097                 104,758

Long-term debt                                                                                67,475                  44,154
Other long-term liabilities                                                                   17,488                  10,226
                                                                                   ------------------      ------------------
     Total liabilities                                                                        84,963                  54,380
                                                                                   ------------------      ------------------

   Total liabilities                                                                         221,060                 159,138
                                                                                   ------------------      ------------------

Shareholders' Equity
   Preferred stock, par value $.01; 1,000,000 shares authorized;
     none issued                                                                                  --                      --
   Common stock, par value $.01; 80,000,000 shares authorized;
     38,088,770 issued and outstanding at September 29, 2000
      (37,126,630 shares at December 31, 1999)                                                   381                     371
   Additional paid-in capital                                                                113,718                  94,465
   Retained earnings                                                                         143,630                 114,510
   Foreign currency translation adjustment                                                   (19,322)                 (9,434)
                                                                                   ------------------      ------------------
     Total shareholders' equity                                                              238,407                 199,912
                                                                                   ------------------      ------------------
                                                                                            $459,467                $359,050
                                                                                   ==================      ==================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                         Thirty-Nine Weeks Ended
                                                                                     September 29,         October 1,
                                                                                         2000                1999
                                                                                     -------------        -----------
OPERATING ACTIVITIES:
   Net income                                                                           $ 34,297            $30,190
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                                      19,444             15,086
       Other non-cash charges                                                             14,571              8,032
   Changes in operating assets and liabilities:
       Accounts receivable                                                               (41,381)            (5,530)
       Inventories and prepaid expenses and other                                        (45,675)           (27,726)
       Accounts payable and accrued liabilities                                           33,939             21,890
                                                                                     -------------        -----------
Net Cash Provided by Operating Activities                                                 15,195             41,942
                                                                                     -------------        -----------

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                            (25,965)           (24,358)
   Proceeds from sale of property, plant and equipment                                     1,395                108
   Purchase of Spider Software Limited, net of cash acquired                             (27,948)                --
   Purchase of Azcore Technologies, Inc., net of cash acquired                            (5,800)                --
   Decrease in other assets                                                                   --              2,862
                                                                                     -------------        -----------
Net Cash Used in Investing Activities                                                    (58,318)           (21,388)
                                                                                     -------------        -----------

FINANCING ACTIVITIES:
   Principal payments on debt and capital leases                                          (8,479)           (20,260)
   Proceeds from revolving credit loans, net of costs                                     38,933             17,633
   Repurchases and retirement of common stock                                             (5,373)           (26,419)
   Proceeds from exercises of stock options                                               13,622              9,000
                                                                                     -------------        -----------
Net Cash Provided by (Used in) Financing Activities                                       38,703            (20,046)
                                                                                     -------------        -----------

Effect of Exchange Rate Changes on Cash and Equivalents                                   (2,353)            (1,050)
                                                                                     -------------        -----------

Decrease in Cash and Equivalents                                                          (6,773)              (542)

Cash and Equivalents, Beginning of Period                                                 37,562             41,525
                                                                                     -------------        -----------

Cash and Equivalents, End of Period                                                      $30,789            $40,983
                                                                                     =============        ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
               For the Thirty-Nine Weeks Ended September 29, 2000
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                                   Foreign
                                    Common Stock              Additional                           Currency           Compre-
                                    ------------               Paid-in-          Retained         Translation         hensive
                                Shares        Amount           Capital           Earnings         Adjustment          Income
                             ------------  -------------    ---------------    ------------     ---------------     -----------
Balance, December 31,
   1999                          37,127        $ 371          $ 94,465          $ 114,510           $ (9,434)
Issuance of common
   stock under stock
   option plans                   1,265           13            13,606
Tax benefit from
    exercises of stock
    options                                                      6,414
Repurchases and
    retirement of
    common stock                   (303)          (3)             (767)            (5,177)
Net income                                                                         34,297                             $34,297
Other comprehensive
    income - foreign
    currency translation
    adjustment, net of
    tax benefit of $4,717                                                                             (9,888)          (9,888)
                                                                                                                    -----------
Comprehensive
   income                                                                                                             $24,409
                             ------------  -------------    ---------------    ------------     ---------------     ===========
Balance, September 29,
   2000                          38,089        $ 381          $113,718           $143,630           $(19,322)
                             ============  =============    ===============    ============     ===============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           Artesyn Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 29, 2000
                                   (Unaudited)


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

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows of Artesyn Technologies, Inc. ("Artesyn"). The results of operations for the thirteen and thirty-nine weeks ended September 29, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year 2000. In addition, these Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in Artesyn's 1999 Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.       Inventories

The components of inventory are as follows ($000s):

                                 September 29,       December 31,
                                     2000                1999
                                ---------------     ---------------
         Raw materials                $66,380            $43,220
         Work-in-process               14,448             12,475
         Finished goods                40,091             33,675
                                ---------------     ---------------
                                     $120,919            $89,370
                                ===============     ===============


3.       Property Plant & Equipment, Net

Related accumulated depreciation was $92.9 million and $81.6 million at September 29, 2000 and December 31, 1999, respectively.

4.        Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are as follows
($000s):

                                            September 29,        December 31,
                                                 2000                1999
                                           ----------------    ---------------
        Accounts payable                          $ 70,581          $  50,065
        Accrued liabilities:
           Compensation and benefits                19,252             16,661
           Income taxes payable                     13,250             17,334
           Warranty reserve                          8,014              6,015
           Commissions                               2,208              1,860
           Other                                    16,854             10,867
                                           ----------------    ---------------
                                                  $130,159          $ 102,802
                                           ================    ===============

At September 29, 2000 and December 31, 1999, other accrued liabilities consisted primarily of accruals for professional fees, consulting, subcontracting fees, interest and other taxes. Additionally included is a reserve balance of approximately $440,000, comprised of $256,000 for employee termination benefits and $184,000 for facility closures and is included in other accrued liabilities from Artesyn's restructuring plan. Cash payments for facility closures and termination benefits totaled $85,000 and $38,000 for the thirty-nine weeks ended September 29, 2000. With the exception of certain lease-related cash requirements (which are payable through the first quarter of 2001), the remaining anticipated cash payments are expected to be incurred in fiscal year 2000.

5.       Acquisitions

Effective March 27, 2000, Artesyn acquired 100% of the capital stock of Spider Software Limited ("Spider"). The purchase price included approximately $33 million of fixed cash payments, of which $28 million was paid in the first quarter of 2000 and the remaining $5 million will be paid in equal installments in March 2002 and March 2003. Up to $11 million of additional contingent consideration is to be paid based on Spider's ability to achieve certain earnings targets through March 2003. Spider supplies embedded telecommunications and networking software to the communications market place.

On August 4, 2000, Artesyn acquired all of the capital stock of Azcore Technologies, Inc. ("Azcore") based in Tucson, Arizona. The purchase price consisted of a $5.8 million cash payment, net of cash acquired, made in the third quarter of 2000 and additional contingent payments of up to $8.0 million if Azcore's products meet certain developmental milestones. These payments are expected to be made by the second quarter of 2001. Azcore has certain products and technology in development that Artesyn believes compliment and enhance its current product offerings and provide significant long-term growth opportunities.

Both acquisitions were accounted for under the purchase method of accounting. Accordingly, goodwill of approximately $34.0 million related to Spider and $6.0 million related to Azcore was recorded, representing the excess of the purchase price over the estimated fair value of the net assets acquired and transaction costs. The goodwill related to the Spider and Azcore transactions is being amortized on a straight-line basis over a period of six and twenty years, respectively. The results of operations of both companies have been included in Artesyn's consolidated financial statements from the date of acquisition. The following unaudited pro forma information combines the consolidated results of operations of Artesyn, Spider and Azcore as if the acquisitions had occurred at the beginning of the periods presented.

                                                 Unaudited Consolidated Pro Forma Information
                                                         ($000 Except per share data)
                                      -------------------------------------------------------------------
                                           Thirteen Weeks Ended                 Thirty-Nine Weeks
                                      --------------------------------    -------------------------------
                                      September 29,       October 1,       September 29,      October 1,
                                          2000               1999              2000             1999
                                      --------------    --------------------------------    -------------
       Sales                               $182,493          $153,568          $507,601         $440,648
       Net income                            13,056            10,447            31,842           23,265
       Earnings per share - Basic              0.35              0.28              0.85             0.62
       Earnings per share - Diluted            0.33              0.27              0.82             0.59

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

6.       Income Taxes

The provision for income taxes reflects federal, state, and foreign taxes. The effective income tax rate on pretax earnings differs from that computed at the United States federal statutory rate for the following reasons:

                                                  Thirty-Nine Weeks Ended
                                           -------------------------------------
                                            September 29,          October 1,
                                                 2000                 1999
                                           -----------------   -----------------
    Provision computed at United
       States federal statutory rates             35.0%               35.0%
    Amortization of goodwill                       0.3                 0.3
    Foreign tax effects                           (6.3)               (6.3)
    Effect of state income taxes                   3.2                 3.2
    Other                                          0.1                  --
                                           -----------------   -----------------
    Effective tax rate                            32.3%               32.2%
                                           =================   =================

7.       Comprehensive Income

The components of Artesyn's comprehensive income are as follows:

                                           Thirteen Weeks Ended                 Thirty-Nine Weeks
                                      --------------------------------    -------------------------------
                                      September 29,       October 1,       September 29,      October 1,
                                          2000               1999              2000             1999
                                      --------------    --------------    --------------    -------------
Net income                                 $13,106           $12,469           $34,297          $17,721

Foreign currency translation
    adjustment                              (9,034)            1,575           (14,605)          (7,962)
Tax benefit (provision)                      3,113              (504)            4,717            2,572
                                      --------------    --------------    --------------    -------------
                                            (5,921)            1,071            (9,888)          (5,390)
                                      --------------    --------------    --------------    -------------
Comprehensive income                        $7,185           $13,540           $24,409          $12,331
                                      ==============    ==============    ==============    =============

8.       Earnings Per Share

The following data show the amounts used in computing earnings per share ("EPS") and the effects on income and the weighted-average number of shares of potential dilutive common stock. The reconciliation of the numerator and denominator of the EPS calculation is presented below (000's except per share data and anti-dilutive weighted options).

                                           Thirteen Weeks Ended                 Thirty-Nine Weeks
                                      --------------------------------    -------------------------------
                                      September 29,       October 1,       September 29,      October 1,
                                          2000               1999              2000             1999
                                      --------------    --------------    --------------    -------------
Basic EPS
   Net income                               $13,106           $12,469           $34,297           $30,190
                                      --------------    --------------    --------------    -------------
   Weighted average shares                   37,914            37,373            37,476            37,305
                                      --------------    --------------    --------------    -------------

   Per share - Basic                          $0.35             $0.33             $0.92             $0.81
                                      ==============    ==============    ==============    =============

Diluted EPS
   Net income                               $13,106           $12,469           $34,297           $30,190
                                      --------------    --------------    --------------    -------------
   Weighted average shares                   37,914            37,373            37,476            37,305

   Effect of  dilutive items -
      Stock options                           2,205             1,922             1,711             1,792
                                      --------------    --------------    --------------    -------------
                                             40,119            39,295            39,187            39,097
                                      --------------    --------------    --------------    -------------
   Per share- Diluted                         $0.33             $0.32             $0.88             $0.77
                                      ==============    ==============    ==============    =============

Anti-dilutive weighted options                  430           777,495           202,204           849,366
                                      ==============    ==============    ==============    =============

The above anti-dilutive weighted options to purchase shares of common stock were not included in computing diluted earnings per share because their inclusion would be anti-dilutive for the respective periods.

9.       Shareholders' Equity

As part of the previously announced three-year share repurchase program implemented in 1998, Artesyn repurchased 302,500 shares of its common stock for a total of approximately $6.0 million, during the first three quarters of 2000. To date, Artesyn has repurchased approximately 3.4 million of the approved 4.0 million shares for a total of approximately $57.2 million, which was funded with cash from operations. The excess of the cost of shares repurchased over par value was allocated to additional paid-in capital based on the pro rata share amount of additional paid-in capital for all outstanding shares with the difference charged to retained earnings.

10.      Derivative Financial Instruments

Artesyn transacts business in various foreign currencies, primarily Irish punts, German marks, Japanese yen and other European currencies. Artesyn has established balance sheet hedging programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates. As of September 29, 2000, Artesyn's outstanding notional amount for currency forward contracts and purchased option contracts was approximately $20.9 million and $14.0 million, respectively, maturing in three months. The fair value of these instruments as of September 29, 2000 was $19.5 million and $12.9 million. respectively. At December 31, 1999, Artesyn's outstanding notional amount for currency forward contracts and purchased option contracts was approximately $27.2 million and $39.9 million, respectively, maturing in three to twelve months. Gains and losses on contracts are recognized in income in the same periods as the gains and losses on the underlying transactions are recognized, making the net effect immaterial to Artesyn's results. Deferred gains or losses attributable to the foreign currency instruments are not material.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations


Results of Operations

For the Thirteen and Thirty-Nine Weeks Ended September 29, 2000 compared to the Thirteen and Thirty-Nine Weeks Ended October 1, 1999

Sales. Sales for Artesyn for the third quarter of fiscal year 2000 were $182.5 million compared to $152.8 million for the comparable period in 1999, an increase of $29.7 million or 19%. Sales for the thirty-nine weeks ended September 29, 2000 increased $68.1 million, or 16%, from $438.3 million in 1999 to $506.4 million in 2000. The increase is primarily the result of strong demand from original equipment manufacturers ("OEM") for networking and communications products. In addition, there has been a significant increase in sales to distribution customers, which market Artesyn's standard products to individual manufacturers in a variety of industries.

Customer demand remained strong in the third quarter of 2000 in comparison to 1999. Orders for the third quarter of 2000 grew to $196.0 million representing a 19% increase over the $164.7 million of orders received in the prior year's comparable quarter. For the thirty-nine weeks ended September 29, 2000, orders increased $149.4 million, or 32%, from $468.9 million in 1999 to $618.3 million in 2000. At September 29, 2000, Artesyn's order backlog was $247.1 million compared to a backlog of $140.4 million at December 31, 1999, representing a 76% increase. Backlog consists of purchase orders on hand having delivery dates scheduled within the next six months.

During the third quarter of 2000, Artesyn continued to experience an interruption in the supply of certain key components used to manufacture certain products, reducing sales by preventing Artesyn from fulfilling orders that had been booked. Proper resource management helped to lessen the impact of the interruption, and the disruptions that were encountered, which included delayed product shipments and cancelled orders, were not significant. The availability of these components may continue to reduce Artesyn's level of sales for the rest of 2000, although the magnitude of its effect is unknown. Artesyn will continue to work with its suppliers and continue to identify new sources for its components in order to help lessen the impact of the supply interruption.

Based on the level of orders and backlog Artesyn continues to experience, Artesyn expects its revenue to continue to increase for the remainder of 2000, although the component availability issue previously discussed will continue to have a negative effect on reported results. Artesyn continues to anticipate increases in revenue over comparable 1999 periods for the remainder of the fiscal year due to the strong demand from networking and communications customers.

Gross Margin. Gross margin as a percent of revenue for the third quarter of 2000 increased to 27.5% compared to 26.8% for the third quarter of 1999. For the thirty-nine weeks ended September 29, 2000, gross margin as a percent of revenue was 27.0%, an increase from 25.7% in the comparable 1999 period. The increase in gross margin as a percent of revenue is primarily the result of a favorable change in the sales mix of Artesyn's products. For both the thirteen and thirty-nine weeks ended, sales of single board computers and protocol software along with sales of standard power products increased as a percent of total sales over comparable periods in 1999. Sales of these products generally yield higher gross margins than other products offered by Artesyn.

In addition, Artesyn's acquisition of Spider Software, Ltd. ("Spider") in the first quarter of 2000 caused gross margin as a percent of revenue to increase in 2000 compared to 1999. While the inclusion of Spider's total revenue is not material to the results of Artesyn in the thirteen or thirty-nine weeks ended September 29, 2000, the nature of Spider's software business dictates that most of its costs are classified as operating expenses as opposed to cost of sales, resulting in higher gross margin as a percent of sales. Without Spider, the gross margin percent for the quarter and the year-to-date were 27.1% and 26.6%, respectively.

The component availability issue previously discussed also has negatively impacted gross margin. As the required components become scarce, suppliers have increased the prices paid for these items. Artesyn experienced increases in prices for these components in the third quarter of 2000 and expects this trend to continue for the rest of fiscal year 2000. However, management expects the sales mix of Artesyn's products to be a more significant factor than the negative impact of the component price increases, resulting in the expectation that the comparison of gross margin percent will continue to be favorable when compared to 1999 periods.

Operating Expenses. Selling, general and administrative expenses, which exclude the amortization of goodwill, were $16.2 million (or 8.9% of sales) in the third quarter of 2000 compared to $12.4 million (or 8.1% of sales) for the comparable prior year period. For the thirty-nine weeks ended September 29, 2000, selling, general and administrative expenses were $46.1 million (or 9.1% of sales) compared to $37.7 million (or 8.6% of sales) for the comparable prior year period. These increases are primarily the result of expenses related to the implementation of Artesyn's new enterprise wide resource planning ("ERP") system and the inclusion of the results of Spider. In addition, operating expenses were significantly impacted by an increase in the amount of commissions paid in 2000 in comparison with 1999, due to the increase in total sales and the increase in sales of standard power products and single board computers as a percent of total. These products generally require higher commission rates than sales of other products.

Artesyn maintained its significant investment in research and development which totaled $11.8 million, or 6.5% of sales, in the second quarter of 2000 compared to $9.2 million, or 6.0% of sales, for the third quarter of 1999. For the first three-quarters of the year, research and development expenses totaled $33.0 million, or 6.5% of sales, in 2000 and $27.5 million, or 6.3% of sales, in 1999. Artesyn believes that the timely introduction of new technology and products is an important component of its competitive strategy. In early 2000, Artesyn announced plans to increase research and development spending during 2000 in order to accelerate the introduction of new products into the market. The incremental spending, which includes expenses incurred by Azcore Technologies, Inc. ("Azcore") for the continued development and commercialization of its technology, is expected to maintain its current level of research and development expenses as a percentage of sales for the remainder of 2000. The increased spending is contingent on Artesyn's ability to hire qualified engineers in a highly competitive market.

Amortization of Goodwill. Amortization expense for the third quarter of 2000 was $1.9 million, an increase of $1.4 million, or 248%, over the third quarter of 1999. For the thirty-nine weeks ended September 30, 2000, amortization expense increased $2.7 million, or 160%, over the comparable 1999 period. These increases were the result of the inclusion of amortization expense related to acquisitions of Spider and Azcore.

Interest Expense. Interest expense in the third quarter of 2000 increased from $0.5 million in 1999 to $0.9 million in 2000, an increase of 97%. For the thirty-nine weeks ended September 29, 2000, interest expense increased $1.1 million, or 91%, from $1.2 million in 1999 to $2.4 million in 2000. These increases were primarily the result of additional outstanding borrowing related to the acquisition of Spider.

Net Income. Net income for the third quarter of 2000 was $13.1 million, or $0.33 per diluted share, compared to $12.5 million, or $0.32 per diluted share, for the comparable year-ago quarter. For the thirty-nine weeks ended, net income was $34.3 million, or $0.88 per diluted share, in 2000, compared to $30.2 million, or $0.77 per diluted share, in 1999.

Acquisition. On August 4, 2000, Artesyn acquired all of the capital stock of Azcore, based in Tucson, Arizona. The purchase price consisted of a $5.8 million cash payment, net of cash required, made in the third quarter of 2000 and additional contingent payments of up to $8.0 million if Azcore's products meet certain developmental milestones. These payments are expected to be made by the second quarter of 2001. Azcore has certain products and technology in development that Artesyn believes compliment and enhance its current product offerings and provide significant long-term growth opportunities. The acquisition was accounted for under the purchase method of accounting. Accordingly, goodwill of approximately $6.0 million was recorded, representing the excess of the purchase price over the estimated fair value of the net assets acquired and transaction costs. The goodwill is being amortized on a straight-line basis over a period of twenty years. The results of Azcore's operations have been included in Artesyn's consolidated financial statements from the date of acquisition


Liquidity and Capital Resources

At September 29, 2000, Artesyn's cash and equivalents decreased to $30.8 million from $37.6 million on December 31, 1999. This decrease was the result of cash from operations, $13.6 million in proceeds from exercises of stock options and the issuance of $38.9 million of long term debt offset by $5.4 million spent for repurchases of Artesyn's common stock, $26.0 million for capital expenditures, $8.5 of principal debt repayments and $33.7 million for the purchases of Spider and Azcore, net of cash acquired.

Cash provided by operations decreased to $15.2 million for the thirty-nine weeks ended September 29, 2000 compared with $41.9 million provided in the same period in 1999. Cash from operations was impacted by a significant increase in accounts receivable and inventory in 2000. Accounts receivable increased $41.4 million and inventory increased $44.7 million in 2000. These increases were the result of Artesyn's increased level of business activity and circumstances related to the availability of components, as previously discussed. The availability of components affected Artesyn's ability to complete certain orders, resulting in increases to raw material and work-in-process inventory. The increases in accounts receivable and inventory were somewhat offset by increases in accounts payable and accrued liabilities of $33.9 million.

Capital expenditures for the first three-quarters of 2000 totaled $26.0 million primarily for the continued upgrade of facilities and equipment in support of Artesyn's current operating activities, including $4.2 million related to the implementation of the new ERP system. Artesyn's current overall commitment to fully implement the ERP system is approximately $27 million, of which approximately $24 million is to be capitalized and amortized and $3 million is to be expensed as incurred. The overall commitment, which was commenced in 1997, is expected to be incurred over a three year period. As of September 29, 2000, $24.1 million of total commitment had been incurred, approximately $22.7 million of which had been capitalized and $1.4 million had been expensed.

Artesyn expects a significant increase in capital expenditures in the fourth quarter of 2000 in comparison with the amount reported for the other quarters of the year. Artesyn spent approximately $8.2 million, $7.8 million and $10.0 million in capital expenditures for the first three quarters of 2000, respectively. Management expects the fourth quarter to be significantly higher, in the $15.0 to $20.0 million range, due to the additional investment Artesyn currently expects to make in equipment and facilities to promote higher revenue growth. Management expects that full year capital expenditures for 2000 will exceed $40 million (including amounts related to the ERP system).

Spider was acquired for approximately $33.0 million of fixed cash payments and approximately $11.0 million of contingent consideration based on Spider's ability to achieve certain earnings targets through March 2003, which will be made annually if the specified earn out targets are met. Cash payments of $28.0 million were paid in the first quarter of 2000 and the remaining fixed cash payments of $5.0 million will be paid in equal installments in March 2002 and March 2003.

Azcore was acquired for approximately $5.8 million of fixed cash payments and up to $8.0 million in contingent consideration based on certain products related to Azcore's technology reaching milestones toward their commercialization. Artesyn expect these payments will be made in the fourth quarter of 1999 and the first two quarters of 2001.

Net cash provided in financing activities of $38.7 million for the thirty-nine weeks ended September 30, 2000 reflects net proceeds from revolving credit loans less principal payments on capital leases of $30.5 million and $13.6 million in proceeds from stock option exercises partially offset by the repurchase and retirement of 302,500 shares of Artesyn's common stock for $5.4 million. Net cash used in financing activities of $20.0 million for the thirty-nine weeks ended October 2, 1999 reflects mainly the repurchase and retirement of 1,573,200 shares of Artesyn's common stock for $26.4 million partially offset by $9.0 million in proceeds from stock option exercises.

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

Based on current plans and business conditions, Artesyn believes that its cash and equivalents, its available credit line, cash generated from operations, and other financing activities are expected to be adequate to meet capital expenditures, working capital requirements, debt and capital lease obligations, contingent payments related to acquisitions, and operating lease commitments for the next twelve months.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 will require Artesyn to record all derivatives as either assets or liabilities in the Consolidated Statement of Financial Position and measure those instruments at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation. The impact of SFAS 133 on Artesyn's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of Artesyn's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, given Artesyn's current use of derivatives and hedging activities, management does not believe the effect of adopting SFAS 133 will be material to its consolidated financial statements.

In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133." The Statement defers the effective date of SFAS 133 to fiscal 2001 at which time adoption is planned.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative investments embedded in other contracts, and for hedging activities. In addition, SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. As a result of SFAS No. 137, Artesyn has deferred the adoption of both SFAS No. 133 and SFAS No. 138 until fiscal 2001. Management does not believe the adoption of SFAS No. 138 will have a material effect on consolidated financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Management believes Artesyn's revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.


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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.
         -----------

         10.1 Acquisition agreement, dated July 31, 2000, by and among ARTESYN TECHNOLOGIES, INC., ARTESYN NORTH AMERICA, INC, AND AZCORE TECHNOLOGIES, INC.

         10.2 Product Development and Technology Transfer Agreement, dated as of this May 12, 2000, ARTESYN NORTH AMERICA, INC., a Delaware corporation, and E-POWER CO., LTD., a company organized and existing under the laws of the Peoples Republic of China

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         Artesyn did not file any reports on Form 8-K during the thirteen-week period ended September 29, 2000.

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



                                       ARTESYN TECHNOLOGIES, INC.
                                       --------------------------
                                              (Registrant)



DATE: November 14, 2000                     BY: /s/ Richard J. Thompson
                                               ---------------------------------
                                               Richard J. Thompson
                                               Vice President Finance
                                               Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.        DESCRIPTION
-----------        -----------

   10.1 Acquisition agreement, dated July 31, 2000, by and among ARTESYN TECHNOLOGIES, INC., ARTESYN NORTH AMERICA, INC, AND AZCORE TECHNOLOGIES, INC.

   10.2 Product Development and Technology Transfer Agreement, dated as of this May 12, 2000, ARTESYN NORTH AMERICA, INC., a Delaware corporation, and E-POWER CO., LTD., a company organized and existing under the laws of the Peoples Republic of China

   27              Financial Data Schedule