Form 10-K405
period 2000-12-29
ARTESYN TECHNOLOGIES INC
filed 2001-03-02
CIK 23071

--------------------------------------------------------------------------------

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal year ended December 29, 2000           Commission File No. 0-4466


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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of February 28, 2001 was approximately $570 million.

As of February 23, 2001, 38,234,311 shares of the Registrant's, $0.01 par value, Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Artesyn's proxy statement for the annual meeting of shareholders to be held on May 2, 2001 are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  Business

Artesyn Technologies, Inc. (Nasdaq: ATSN) ("Artesyn"), headquartered in Boca Raton, Fla., is primarily engaged in the design, development, manufacture, sale and service of electronic products, power supplies, power conversion products, and power subsystems for producers of electronic equipment in the computing and communications industry. Artesyn's customers include worldwide market leaders in each of its chosen market sectors such as Alcatel, Cisco Systems, Compaq, Dell Computer, Ericsson, Hewlett-Packard, Lucent Technologies, Nortel, Siemens, Motorola, Ciena, and Sun Microsystems. Artesyn is also a leading supplier of power supplies to many other companies in the computing and communications industry and maintains a worldwide network of well regarded distributors including Arrow, Avnet, EBV/Unique, and Sager Electronics.

Artesyn is a technology-driven supplier of power conversion products and power system solutions to its chosen markets. Artesyn provides a full range of both custom and standard AC/DC power supplies and DC/DC power converters. With one of the premier engineering organizations in the industry, Artesyn provides a catalog offering over 1,100 standard products. Artesyn also provides integrated customer solutions for the communications industry through the manufacture of high performance single-board computers, systems and protocol software subsystems for real-time applications. In addition, Artesyn provides repair services and logistics for a variety of products as Artesyn Solutions.

                          Industry and Market Overview

As a provider of electronic products, subsystems and services to Original Equipment Manufacturers ("OEMs"), the producers of electronic equipment, Artesyn has chosen to focus on those sectors of the communications industry that offer strong prospects for sustained growth. Artesyn's products directly address the Internet infrastructure through its focus on the key sectors of the communications industry, including computing/mass storage, carrier/enterprise solutions, wireless infrastructure and network access technologies.

The leading companies in the communications industry typically value quality, reliability, technical support, continuous and rapid technological development and flexible manufacturing, all qualities Artesyn believes it delivers. In addition, Artesyn benefits from a number of trends within this industry as described below.

Reduced Development Intervals
As technology life cycles shorten, the producers of electronic equipment are pressed to deliver new generations of equipment to market even faster. In working under this growing time-to-market pressure, these companies place increasing value on a supplier that can consistently deliver new solutions on an aggressive development schedule. These suppliers must continue to introduce more capable and less expensive products to the marketplace, which would include development of more viable standard, or "off-the-shelf", products.

Outsourcing
Many companies, and particularly those in growth markets, are identifying their core competencies and subsequently outsourcing as many of the non-core tasks as possible, such as the development of power supplies and subsystems. Those companies that design and manufacture their own power supplies and subsystems are typically referred to as the "captive market". Those that choose to outsource these functions are known as the "merchant market". Currently, the merchant market is growing much faster than the total market.

High Performance Silicon
In order to realize greater speed from new generations of silicon, the supply voltage of many electronic devices has been greatly reduced. Even so, these devices are consuming more power than ever before. The resulting requirement for fast, low-voltage, high-current power supplies has raised the technology bar in the power industry. Those entities, such as Artesyn, with the technological resources and capabilities to meet these new challenges are faced with many new opportunities to add value in the development of electronic equipment.

Vendor Base Reduction
Improving supply-chain management is a key strategy of many companies today. Building better relationships in the supply chain has forced entities to reduce the number of suppliers from whom they purchase. In the process of rationalizing their vendor base, customers generally grant more business to those vendors, such as Artesyn, that can meet a variety of their needs on a global basis.


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

Artesyn provides standard products, modified standard products and custom products. Standard products, which are manufactured based on standard platforms and are offered to customers "off-the-shelf", provide for rapid time-to-market and minimal risk due to proven design. They are ideal for low to moderate volume applications or for application specific requirements. Modified standard products are slightly customized from an existing product platform to meet a particular customer's special requirement. Custom products are developed specifically for a single customer to his own specification. Artesyn maintains a large group of custom power supply designers and focuses these resources on carefully selected companies that are either leaders or emerging as leaders in high growth market segments. Whether custom or standard, Artesyn's power conversion products fall into one of the following three categories:

     o AC/DC Power Supplies - These products represent the majority of Artesyn's product sales as they are used by almost every piece of electronic equipment powered from an AC outlet. They are typically designed to operate from a universal input voltage allowing the product to operate from standard AC voltages anywhere in the world. These products range in power from a few watts to several thousand watts.

     o External Power Supplies - These products, commonly referred to as adapters, are a special type of AC/DC power supply. External power supplies are provided in their own housing outside of the equipment being powered. Typically, these products range from a few watts of power to as much as 130W. Artesyn provides these products in high volume to makers of various types of terminals, modems, and storage systems. They are commonly used for mobile applications.

     o DC/DC Converters - Due to the emergence of low-voltage, high performance silicon, the demand for DC/DC converters has grown rapidly in recent years. One of the fastest growing DC/DC product areas is used to provide power in close physical proximity to the point of use and are referred to as "Point-of-Load" power supplies. This reduces the impedance between the power supply and the device being powered and significantly improves system performance. DC/DC converters are also used extensively in modular systems employing a scheme known as Distributed Power Architecture or DPA. This architecture is quite commonly employed in larger networking and communication systems.

Communications Products
Artesyn also provides the core communications technology and building blocks for today's converging telecommunications networks. Product lines include communication interfaces, CPU boards, and protocol software subsystems which we have delivered to many of the top names in the telecom industry. Based on worldwide industry standards and open systems technology like PCI, CompactPCI(TM) and VME for communication between computer boards, these solutions can be used off-the-shelf or customized to meet specific cost and performance requirements.

Artesyn's primary product line is communication interfaces, such as T1 or E1, which are able to carry either voice or data. These integrated solutions are employed in a wide range of worldwide telecom and datacom networks, such as gateway/routers, switching, call processing, and wireless communications infrastructure.

Repair and Logistics
Artesyn provides repair, logistics, assembly, and supply chain services for a variety of products primarily manufactured by Hewlett-Packard, Apple Computer and Agilent Technologies. The process of repairing products that fail in the field involves the logistics of arranging for the return of products and, when they have been repaired, arranging for the delivery of products to their customers. This function has traditionally been accomplished as part of the OEM's business. In the 1980s and 1990s, as companies focused their energies on core competencies, electronics manufacturers have often outsourced many activities that they do not consider essential to their business. Artesyn was retained by Hewlett-Packard ("HP") in 1992 to manage inbound and outbound logistics for some of HP's computer products and to repair certain products. This business has grown steadily since 1992 as HP has transferred repairs of more products to Artesyn. Since 1992, Artesyn has taken over from HP the repair of laserjet and deskjet printers, facsimile machines, and scanners and the servicing of other products. Through 2000, 89% of Artesyn's revenue from its repair and logistics services was from HP. We believe this percentage will decrease as Artesyn solicits new OEMs to become clients.

                                    Strategy

Artesyn utilizes its product offerings (power supplies, embedded computing and logistics management) to meet the needs of multinational OEM customers who require sophisticated solutions and who are likely to have substantial volume requirements. Artesyn's target markets have been defined to focus on high growth sectors supporting the internet, including computing/mass storage, carrier/enterprise solutions, wireless infrastructure and network access technologies. To achieve its objective, Artesyn's strategy is to differentiate itself from its competition through utilization of new and advanced technology, superior product performance, quality, service and the lowest total cost of ownership. Artesyn implements its strategy by combining the following key elements:

     o Deliver High-Quality Products and Services - Artesyn believes that quality and responsiveness to the customer's needs are of critical importance in its efforts to compete successfully. Artesyn actively involves its employees in implementing techniques to measure, monitor and improve performance and provides its employees with education and training, including courses in statistical process control and related techniques. Also, employees participate in Artesyn's planning sessions and monitor adherence to their annual plans on a monthly basis. Through its commitment to customer service and quality, Artesyn believes it is able to provide superior value to its customers.

     o Provide Leading-Edge Engineering and Time-to-Market - Artesyn's target markets and customers are generally characterized by high growth rates and continually evolving technology. As a result, its customers typically require leading-edge technology designed in a relatively short period. Artesyn has been working to reduce the time-to-market for its products through two initiatives: concurrent engineering and design-ready platforms. Concurrent engineering creates a process allowing all functional disciplines to take part in a product's design from the very beginning. With design-ready platforms, Artesyn can modify standard platforms to meet specific customers' needs for a customized product, a fast fulfillment schedule and an affordable price.

     o Develop and Expand Collaborative Relationships - Through the development and expansion of collaborative relationships with its customers, Artesyn attempts to satisfy their needs by offering a full range of value-added services, including design expertise, process development and control, testing, inventory management, and rapid response to volume and design changes. Some custom-designed projects are priced based on agreed-to gross margins and allow for a sharing of the costs, risks and rewards of the manufacturing process with the customer. These relationships also provide Artesyn with increased knowledge regarding the customer's products. Artesyn focuses its efforts on customers with whom it believes the opportunity exists to develop long-term business collaborations.

     o Offer Customers the Lowest Total Cost of Ownership - Artesyn strives to create value for its customers by seeking to offer them the lowest total cost of product ownership. Through manufacturing flexibility, reduced time-to-market, worldwide procurement, design for manufacturability, and responsive customer service, Artesyn is able to complement each customer's unique set of needs. Artesyn has built long-standing relationships with industry leaders by providing a high level of consultation at the earliest stages of design development. This hands-on approach is intended to enable Artesyn to design all its products to maximize quality and minimize unit cost.

     o Leverage Advanced Manufacturing and Management Techniques - Artesyn's strategy focuses on the quality of all elements of the production process, rather than merely the quality of the end product. To implement this strategy, Artesyn uses sophisticated design and manufacturing techniques (such as computer integrated design and manufacture, computer aided design, and automated testing and assembly of printed circuit boards), combined with advanced management techniques, including just-in-time manufacturing, statistical process control and total quality commitment. These techniques allow Artesyn to decrease production costs by improving the efficiency of production processes.

                           Marketing and Distribution

Artesyn's products are sold directly to OEMs, private-label customers and distributors. In addition, Artesyn's sales and engineering personnel supervise and provide technical assistance to independent domestic sales representatives and to domestic and foreign distributors.

Although Artesyn seeks to diversify both its customer and market application bases, sales to three customers represented 14%, 11%, and 10%, respectively, of fiscal year 2000 sales.

Artesyn has derived a significant portion of its sales in recent years from its international operations, primarily Ireland and Austria. Thus, Artesyn's future operations and financial results could be significantly affected by international factors, such as changes in foreign currency exchange rates or political instability. Artesyn's operating strategy and pricing take into account changes in exchange rates over time. However, Artesyn's future results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates. See Note 14 of the Notes to Consolidated Financial Statements for additional information.

                           Customers and Applications

The targeted customers and applications are generally the same in the power conversion and communication products groups. These include market leaders and emerging companies in the computing and communications markets. The applications and key customers for Artesyn's products can be grouped as follows:

      Computing/Storage               Transmission Backbone / Optical Networking
      -  Apple                        -  Alcatel
      -  Compaq                       -  Ciena
      -  Dell Computer Corporation    -  Siemens
      -  Hewlett-Packard              -  Sycamore
      -  IBM
      -  Iomega
      -  Sun Microsystems

      Routers/Switches                Wireless Infrastructure
      -  3Com                         -  Alcatel
      -  Ciena                        -  Ericsson
      -  Cisco                        -  Lucent
      -  Lucent                       -  Motorola
      -  Nortel Networks              -  Nokia

                            Materials and Components

The manufacture of Artesyn's products requires a wide variety of materials and components. Artesyn has multiple external sources for most of the materials and components used in its production of off-the-shelf standard products. As a result of the custom nature of certain of Artesyn's manufactured products, components used in the manufacture of these products are currently obtained from a limited number of suppliers. Artesyn also manufactures certain of its components. Artesyn will continue to design component flexibility into its manufacturing process, including identifying alternative parts and suppliers. Despite these efforts, Artesyn has experienced, and continues to experience, disruptions or shortages in the supply of certain components, both in the manufacture of custom and standard products. Failure to obtain these components in a timely manner has resulted in reduced revenue from orders that could not be completed, increases in manufacturing costs due to manufacturing inefficiencies, and cancellation of orders due to Artesyn's inability to meet delivery requirements. For the most part, these disruptions are the result of Artesyn's suppliers failing to meet delivery requirements due to unforeseen demand for the individual components. In these cases, the component was available, but on a delayed delivery basis.

                                  Manufacturing

Artesyn maintains a number of manufacturing facilities around the world. Most of the high-volume, labor intensive products are manufactured in Artesyn's facility in Zhongshan, China. A smaller number of moderate to high-volume products are manufactured at Artesyn's factory in Kindberg, Austria. Artesyn operates a facility in Redwood Falls, Minnesota, which manufactures higher value products in the low to moderate volume range. Artesyn's DC/DC products tend to be more highly automated designs and are manufactured in Broomfield, CO and Youghal, Ireland. Artesyn also maintains manufacturing facilities in Oberhausen and Einsiedel, Germany as well as Tatabanya, Hungary. Communications products are manufactured in Madison, WI. Artesyn's repair and logistics division maintains its facility in Lincoln, California.

                          Intellectual Property Matters

Artesyn believes that its future success is primarily dependent upon the technical competence and creative skills of its personnel, rather than upon any patent or other proprietary rights. However, Artesyn has protected certain of its products with patents where appropriate and has defended, and will continue to defend, its rights under these patents.

                                     Backlog

Sales are generally made pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on hand generally having delivery dates scheduled within the next six months. Order backlog at December 29, 2000 was $231.5 million as compared to $140.4 million at December 31, 1999 due to the significant number of program wins Artesyn experienced in 2000. Historically, the effects of changes and cancellations have not been significant to Artesyn's operations. Artesyn expects to ship substantially all of its December 29, 2000 backlog in the first six months of 2001.

In 2000, due to an industry-wide disruption in the availability of certain components, Artesyn experienced an increase in lead times on many of the orders it booked. Customers, who did not want their own manufacturing schedules compromised placed orders well in advance of anticipated requirements. While Artesyn experienced a significantly higher level of backlog in 2000 in comparison with 1999 a portion of the increase can be attributed to increased lead times and customer concerns about product availability.

                                   Competition

The industry in which Artesyn competes is highly competitive and characterized by increasing customer demands for improved product performance, shorter manufacturing cycles and lower prices. These trends result in frequent introductions of new products with added capabilities and features and continuous improvements in the relative price/performance of the products. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could adversely affect Artesyn's results of operations and financial condition. Artesyn's principal competitors include Delta Electronics, Emerson Electric, Lucent Technologies, and Power One. Lucent Technologies recently announced that its power systems business unit will be sold to Tyco International. Should the transaction be completed, Tyco International would likely replace Lucent Technologies as a competitor. Artesyn's competitors have also been engaged in other merger and acquisition transactions. Such consolidations by competitors are likely to create entities with increased market share, customer bases, technology and marketing expertise, sales force size, and/or proprietary technology. These developments may adversely affect Artesyn's ability to compete.

                            Research and Development

Artesyn maintains an active research and development department, which is engaged in the modification and improvement of existing products and the development of new products. Expenditures for research and development during fiscal years 2000, 1999, and 1998 were approximately $44.9 million, $36.4 million, and $33.4 million, respectively. As a percentage of sales, research and development accounted for 6.5%, 6.1% and 6.3% in fiscal years 2000, 1999 and 1998, respectively. Research and development spending has increased in absolute dollars in each of the past three years as Artesyn invested in new product platforms to service the communications industry. Artesyn expects this trend to continue since the timely introduction of new technology and products is an important component of its competitive strategy.

                                    Employees

Artesyn presently employs approximately 5,200 full-time people. In addition, Artesyn presently has approximately 4,000 temporary employees and contractors, a majority of which are at its China facility. Artesyn's ability to conduct its present and proposed activities would be impaired if it lost the services of a significant number of its engineers and technicians and could not readily replace them with comparable personnel. Although there is demand for qualified technical personnel, Artesyn has not, to date, experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet its needs and business objectives. None of Artesyn's domestic employees is covered by collective bargaining agreements. Artesyn considers its relations with its employees to be good.

                              Environmental Matters

Compliance with federal, state, local and foreign laws and regulations regulating the discharge of materials into the environment has not had and, under present conditions, Artesyn does not anticipate that such laws and regulations will have a material effect on its results of operations, capital expenditures, financial condition or competitive position.

ITEM 2.  Properties

Artesyn currently occupies approximately 1,540,000 square feet of office and manufacturing space worldwide. Approximately 37% of the space utilized by Artesyn is owned while 63% is leased. The Company maintains the following facilities:

                                                                           Approximate
                                                                              Square       Owned vs
            Facility                       Primary Activity                  Footage       Leased
---------------------------------- ---------------------------------- ---------------- ---------------
Boca Raton, FL                     Corporate Headquarters                       8,700      Leased
Broomfield, CO                     Manufacturing                               81,000      Leased
Eden Prairie, MN                   Engineering, Administration                 28,000      Leased
Edinburgh, Scotland                Engineering, Administration                  6,800      Leased
Edinburgh, Scotland                Engineering                                  4,000      Leased
Einsiedel, Germany                 Manufacturing                               28,400      Owned
Etten-Leur, Netherlands            Engineering                                 19,000      Leased
Framingham, MA                     Engineering, Administration                 11,000      Leased
Fremont, CA                        Engineering, Administration                 45,000      Leased
Hong Kong                          Manufacturing                              144,900      Owned

Huntington Beach, CA               Manufacturing                               45,000      Leased
Kindberg, Austria                  Manufacturing                               75,000      Leased
Lincoln, CA                        Repair, Logistics                          515,000      Leased
Madison, WI                        Manufacturing                               46,000      Owned
Madison, WI                        Administration                              15,000      Leased
Oberhausen, Germany                Manufacturing                               62,500      Owned
Redwood Falls, MN                  Manufacturing                              117,000      Owned
Redwood Falls, MN                  Manufacturing                               71,000      Leased
Tatabanya, Hungary                 Manufacturing                              115,000      Owned
Tuscon, Arizona                    Engineering                                  5,000      Leased
Vienna, Austria                    Engineering, Administration                 17,200      Leased
Youghal, Ireland                   Manufacturing                               86,000      Owned

In addition to the above locations, Artesyn has leased sales offices located in or near London, England; Paris, France; and Munich, Germany. Artesyn considers the facilities described in this Item to be adequate for its current needs. However, Artesyn is in the process of replacing and/or expanding certain of its owned facilities to increase manufacturing capacity to support higher demand for its products and services.

ITEM 3.  Legal Proceedings

On February 8, 2001, VLT, Inc. ("VLT") and Vicor Corporation ("Vicor") filed a suit in the United States District Court of Massachusetts alleging that Artesyn has infringed and is infringing on U.S. Reissue Patent No. 36,098 (the "`098 Patent") entitled "Optimal Resetting of The Transformer's Core in Single Ended Forward Converters". The `098 Patent is a reissue of United States Patent No. 4,441,146, which issued on April 3, 1984. The `098 Patent is the subject of litigation in an action captioned Vicor Corp. v Unitrode Corp., (D. Mass.), in which the court recently rejected certain arguments that the `098 Patent is invalid. In the action against Artesyn, VLT and Vicor have alleged that they are, respectively, the owner and a licensee of the `098 Patent and that Artesyn has manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. The suit requests that Artesyn pay damages, including lost profits, interest, attorneys' fees and increased damages. Artesyn cannot predict what impact, if any, the ultimate outcome of this matter might have on the consolidated statements. Artesyn believes it has strong defenses to the plaintiffs' claims against it and intends to vigorously assert them.

In addition to the above matter, Artesyn is a party to various other legal proceedings, which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, Artesyn believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on its consolidated results of operations, cash flows or financial position.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 29, 2000.

ITEM 4A. Executive Officers

       Name             Age             Position(s) with the Company
---------------------- ------ --------------------------------------------------
Robert J. Aebli         65    President - Communication Products
Kenneth E. Blake        46    President - Marketing and Development
D. Harvey Dewan         61    President - President - Global Manufacturing
Richard F. Gerrity      45    Corporate Treasurer
Joseph M. O'Donnell     54    Co-Chairman of the Board of Directors; President
                              and Chief Executive Officer
Richard J. Thompson     51    Vice President - Finance; Chief Financial Officer
                              and Secretary
Norman C. Wussow        54    President - North America Commercial

Robert J. Aebli was appointed President of Artesyn's Communication Products division in November 1993.

Kenneth E. Blake was appointed President-Marketing and Development in August 2000. Previously Mr. Blake was Vice President-Sales and Marketing for Arcom, Inc., a provider of design and installation services for network systems from February 1999 through August 2000. For more than five years prior to that, Mr. Blake was with Artesyn in the capacity of Vice President-Sales.

D. Harvey Dewan was appointed President of Global Manufacturing in January 2000. From December 1997 to December 1999, Mr. Dewan served as Artesyn's President of North America and Asia Manufacturing. From February to December 1997, Mr. Dewan was Vice President of Operations for Artesyn's Communication Products division. From 1969 to April 1996, Mr. Dewan held various positions with General Instruments Corporation, most recently as Vice President of Quality and General Manager.

Richard F. Gerrity was appointed Corporate Treasurer in July 2000. From April 1996 to July 2000, Mr. Gerrity served as Treasury Director of Hadco Corporation, a manufacturer of electronic components for the technology industry.

Joseph M. O'Donnell was appointed Chairman of the Board of Directors in February 1997 and as Co-Chairman of the Board following Artesyn's merger with Zytec. Mr. O'Donnell has served as President and Chief Executive Officer of Artesyn since July 1994. Mr. O'Donnell is a Director of Inprimis Technologies, a provider of product design and related services.

Richard J. Thompson has served as Vice President - Finance, Chief Financial Officer, and Secretary of Artesyn since June 1990. Mr. Thompson is a Director of Blue Wave Systems, Inc., a manufacturer of Digital Signal Processing (DSP) subsystems used in telecommunication infrastructure equipment.

Norman C. Wussow was appointed to the position of President - North America Commercial in June 1999. From January 1998 through June 1999, Mr. Wussow served as Vice President of Custom Engineering of Artesyn's North America Commercial division. Mr. Wussow joined Zytec in 1993 and held various engineering positions, most recently Vice President of Engineering, until December 1997, when Zytec merged with Artesyn.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The common stock of the Company is traded on The Nasdaq Stock MarketSM under the symbol ATSN. High and low sales prices by quarter for Artesyn's common stock appear in Note 15 of the Notes to Consolidated Financial Statements entitled "Selected Consolidated Quarterly Data" accompanying the annual report.

As of December 29, 2000, there were approximately 14,608 shareholders consisting of record holders and individual participants in security position listings.

To date, Artesyn has not paid any cash dividends on its capital stock. The Board of Directors presently intends to retain all earnings for use in Artesyn's business and does not anticipate paying cash dividends in the foreseeable future. However, on July 22, 1998, Artesyn's Board of Directors authorized a share repurchase program to purchase up to 4.0 million shares of Artesyn's common stock in the open market or in privately-negotiated transactions, depending on market conditions and other factors. As of December 29, 2000, Artesyn had repurchased and retired 3,548,700 shares of its common stock for a total of approximately $60.5 million in cash. Artesyn recently put a $275 million revolving credit facility in place, which contains certain restrictive covenants that, among other things, require it to maintain certain financial ratios and may limit the purchase, transfer or distribution of Artesyn's assets.

ITEM 6.  Selected Financial Information

The following table sets forth certain selected financial information of the Company.

For the Years Ended on the Friday Nearest December 31
(Dollars in Thousands Except Per Share Data)
                                                                    2000          1999          1998          1997         1996
                                                                --------------------------------------------------------------------
Results of Operations
Sales                                                               $690,083      $594,155      $532,392      $527,236     $435,731
Income from continuing operations                                     43,253        43,362        27,044        31,882       29,555
     Per share - basic                                                  1.15          1.16          0.70          0.87         0.84
     Per share - diluted                                                1.10          1.11          0.67          0.80         0.78
Net income                                                            43,253        43,362        27,044        29,820       30,059
     Per share - basic                                                  1.15          1.16          0.70          0.81         0.85
     Per share - diluted                                                1.10          1.11          0.67          0.75         0.79

Financial Position

Working capital                                                     $176,113      $127,637      $120,970      $115,822     $ 92,029
Property, plant & equipment, net                                     105,059        88,468        75,032        61,581       48,671
Total assets                                                         497,815       359,050       325,392       322,177      239,487
Long-term debt and capital lease obligations                          73,301        44,154        50,283        52,949       43,945
Total debt                                                            74,813        46,110        52,990        68,547       57,097
Shareholders' equity                                                 256,512       199,912       181,088       162,676      117,006
Total capitalization                                                 331,325       246,022       234,078       231,223      174,103

Financial Statistics

Selling, general and administrative expenses (includes
     amortization of goodwill)                                       $68,979       $52,404       $54,548       $52,058      $42,232
   - as a % of sales                                                   10.0%          8.8%         10.2%          9.9%         9.7%
Research and development expenses                                     44,867        36,413        33,401        30,032       23,612
   - as a % of sales                                                    6.5%          6.1%          6.3%          5.7%         5.4%
Operating income                                                      67,139        64,861        41,981        52,443       41,077
   - as a % of sales                                                    9.7%         10.9%          7.9%          9.9%         9.4%
Total debt as a % of total capitalization                                23%           19%           23%           30%          33%
Debt to equity ratio                                                     29%           23%           29%           42%          49%
Interest coverage ratio                                                13.42         21.01         11.06         11.00         9.21

Other Data

Capital expenditures                                                 $39,256       $33,359       $26,795       $22,231       $9,387
Depreciation and amortization                                        $27,195       $20,109       $16,898       $13,561      $10,287
Common shares outstanding (000's)                                     38,282        37,127        37,882        38,381       36,042
Employees                                                              5,227         4,628         4,290         4,219        3,519
Temporary employees and contractors                                    3,960         3,269         2,326         2,663        1,670

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes as well as the section under the heading "Risk Factors that May Affect Future Results." With the exception of historical information, the matters discussed below may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Artesyn wishes to caution readers that a number of important factors, including those identified in the section entitled "Risk Factors that May Affect Future Results" as well as factors discussed in Artesyn's other reports filed with the Securities and Exchange Commission, could affect Artesyn's actual results and cause them to differ materially from those in the forward-looking statements.

Results of Operations

2000 Compared to 1999

Sales. Sales for Artesyn for the fiscal year ended December 29, 2000 were $690.1 million compared to $594.2 million in fiscal 1999, an increase of $95.9 million or 16%. The increase in sales is primarily due to higher sales of DC/DC power converters, and embedded CPU boards and integrated communication products. The increase in DC/DC sales is the result of the industry trend toward Distributed Power Architecture ("DPA"), which utilizes the DC/DC power converters Artesyn offers and continues to develop. In addition, strong end-user demand resulted in increases in sales of embedded CPU boards and integrated communication products. Artesyn has made significant investments to develop and commercialize product offerings for this market, and these efforts positively affected Artesyn's level of 2000 sales in comparison to 1999. In addition, there was a significant increase in sales to distribution customers, which market Artesyn's standard products to individual manufacturers in a variety of industries.

The increase in sales in 2000 was achieved despite interruptions in the supply of certain key components, mainly tantalum capacitors and magnetics, which reduced sales by preventing Artesyn from fulfilling certain orders that had been booked. The inability to obtain these parts kept Artesyn from completing orders and filling backlog to the fullest extent possible. The supply chain disruptions were particularly severe in the fourth quarter of 2000, resulting in sales significantly below expectations. Continued shortages of these components may continue to reduce Artesyn's level of sales during 2001, although Artesyn believes the effect will diminish in the second half of the year. Artesyn will continue to work with its suppliers and continue to identify new sources for its components in order to help lessen the impact of the supply interruption.

Overall customer demand was significantly stronger in 2000 in comparison to 1999. Orders for the fiscal year grew to $785.7 million, representing a 23% increase over the $639.9 million of orders received in fiscal 1999. At December 29, 2000, Artesyn's order backlog was $231.5 million compared to a backlog of $140.4 million at December 31, 1999, representing a 65% increase. Backlog consists of purchase orders on hand having delivery dates scheduled within the next six months. In 2000, due to an industry-wide disruption in the availability of certain components, Artesyn experienced an increase in lead times on many of the orders it booked. Customers, who did not want their own manufacturing schedules compromised placed orders well in advance of anticipated requirements. While Artesyn experienced a significantly higher level of backlog in 2000 in comparison with 1999, a portion of the increase can be attributed to increased lead times and customer concerns about product availability.

Over the past several months, several of Artesyn's customers have significantly lowered their growth projections for 2001 in response to slowing demand. Most customers are currently forecasting reduced growth rates in the first quarter of 2001 as inventories are adjusted, with a return to previously anticipated growth rates in the second half of the year. The industry wide slowdown is expected to impact Artesyn's growth rate in 2001. While Artesyn continues to anticipate increases in revenue over comparable 2000 periods due to the demand from networking and communications customers, the magnitude of this growth is unknown due to the uncertainty in industry-wide demand and the effect of component supply disruptions.

Gross Margin. Gross margin as a percent of revenue for fiscal 2000 increased to 26.2% compared to 25.9% in fiscal 1999. The increase in gross margin as a percent of revenue is primarily the result of a favorable change in the sales mix of Artesyn's products partially offset by increased costs of sales due to the supply chain disruptions previously discussed.

Sales of single board computers and protocol software along with sales of standard power products increased as a percent of total sales over 1999. Sales of these products generally yield higher gross margins than other products offered by Artesyn.

In addition, Artesyn's acquisition of Spider Software, Ltd. ("Spider") in the first quarter of 2000 caused gross margin as a percent of revenue to increase in fiscal 2000 compared to fiscal 1999. While Spider's total revenue is not material to the results of Artesyn for the fiscal year ended December 29, 2000, the nature of Spider's software business dictates that most of its costs are classified as operating expenses as opposed to cost of sales, resulting in higher gross margin as a percent of sales for its products. Without Spider, the gross margin as a percent of sales for Artesyn for the fiscal year ended December 29, 2000 would have been 25.9%.

The supply chain issue also negatively impacted gross margin, particularly in the fourth quarter of 2000. As the required components became scarce, suppliers increased the prices for these items. In addition, the lack of availability of certain components kept Artesyn from manufacturing on its planned schedule, resulting in an underabsorption of costs and other manufacturing inefficiencies.

Artesyn does not expect to be able to maintain the level of gross margin as a percent of sales in fiscal 2001 it experienced in fiscal 2000. As a result of program wins in 2000, Artesyn will enter the market for power conversion equipment for mid-range servers in 2001. While these sales are substantial from a volume standpoint, the market for these products is more cost competitive, resulting in lower gross margin percent associated with these products in comparison with Artesyn's level of gross margin percent in fiscal 2000. The final gross margin percent will depend on the overall company-wide mix of product sales and the extent to which the manufacturing inefficiencies caused by the supply chain disruptions are minimized.

Operating Expenses. Selling, general and administrative expenses were $62.8 million (or 9.1% of sales) in fiscal 2000 compared to $50.2 million (or 8.4% of sales) in fiscal 1999. These increases are primarily the result of higher selling expenses to support future revenue growth in the wireless and access markets and the inclusion of the results of Spider, whose costs products costs are classified as operating expenses rather than cost of sales. In addition, operating expenses were significantly impacted by an increase in the amount of commissions paid in fiscal 2000 in comparison with fiscal 1999, due to the increase in total sales and the increase in sales of standard power products and single board computers as a percent of total. These products generally require higher commission rates than sales of other products.

Artesyn increased its significant investment in research and development which totaled $44.9 million, or 6.5% of sales in fiscal 2000 compared to $36.4 million, or 6.1% of sales in 1999 fiscal. Artesyn believes that the timely introduction of new technology and products is an important component of its competitive strategy. In early 2000, Artesyn announced plans to increase research and development spending during 2000 in order to accelerate the introduction of new products into the market, which included expenses incurred by Azcore Technologies, Inc. ("Azcore"), a subsidiary of Artesyn, for the continued development and commercialization of its DC/DC technology. Artesyn is expected to maintain its current level of research and development expenses as a percentage of sales throughout 2001.

Amortization expense for the fiscal year ended December 29, 2000 was $6.2 million, an increase of $4.0 million, or 180%, over 1999. These increases were the result of the inclusion of amortization expense related to the fiscal 2000 acquisitions of Spider and Azcore.

Interest Expense, net. Net interest expense in fiscal 2000 increased from $1.7 million in fiscal 1999 to $3.3 million in fiscal 2000, an increase of 97%. These increases were primarily the result of additional outstanding borrowing related to the acquisition of Spider. These amounts are expected to remain outstanding for the foreseeable future.

Provision for income taxes. Provision for income taxes increased to 32.3% of pretax income in fiscal 2000, compared to 31.4% of pretax income in fiscal 1999. Artesyn's effective tax rate was higher in fiscal 2000 primarily due to the non-deductibility of amortization expenses associated with the goodwill recorded related to the acquisition of Spider and Azcore in fiscal 2000. For additional information regarding income taxes, refer to Note 7 of the Notes to Consolidated Financial Statements.

Net Income. Net income for fiscal 2000 was $43.3 million, or $1.10 per diluted share, compared to $43.4 million, or $1.11 per diluted share, for previous year. Net income was essentially the same in fiscal 2000 in comparison to fiscal 1999 despite a significant increase in sales. The increase in sale was offset by increased prices paid for critical components and manufacturing inefficiencies as a result of the component shortages previously discussed.

Acquisitions. Effective March 27, 2000, Artesyn acquired 100% of the capital stock of Spider. The purchase price included approximately $33 million of fixed cash payments, of which $28 million was paid in the first quarter of 2000 and the remaining $5 million will be paid in equal installments in March 2002 and March 2003, and an additional approximately $11 million of contingent consideration based on Spider's ability to achieve certain earnings targets through March 2003. Spider supplies embedded telecommunications and networking software to the communications market place. Spider's products are used to facilitate communication across and between telecommunications and data communications networks, computers and wireless and fixed wire telecommunications devices. Prior to the acquisition, Artesyn had been partnering with Spider for over three years to provide bundled software/hardware solutions to the communications market place. Artesyn believes that the acquisition of Spider will allow it to more efficiently address customer's demands in the rapidly growing market for integrated communication interfaces and protocol subsystems for the communications market. The acquisition was accounted for as a purchase, and approximately $33.8 million in goodwill was recorded as result of the transaction and will be amortized over six years.

Effective August 4, 2000, Artesyn acquired 100% of the capital stock of Azcore. The purchase price consisted of a $5.8 million cash payment, net of cash acquired and additional contingent payments of up to $8.0 million if Azcore's products meet certain developmental milestones. One of these contingent payments was made in the fourth quarter of 2000 for $0.7 million. The balance of the contingent payments are expected to be made by the second quarter of 2001. Azcore has certain products and technology in development that Artesyn believes compliment and enhance its current product offerings and provide significant long-term growth opportunities. The acquisition was accounted for under the purchase method of accounting. Accordingly, goodwill of approximately $6.5 million was recorded, representing the excess of the purchase price over the estimated fair value of the net assets acquired and transaction costs. The goodwill is being amortized on a straight-line basis over a period of twenty years.

Subsequent Event - On January 23, 2001, Artesyn acquired 100% of the capital stock of Real Time Digital, Inc. of Wall, New Jersey ("RTD"). RTD is a developer of Digital Signal Processor ("DSP") software and high-density DSP board level products for the Voice Over IP market. With this acquisition, Artesyn will be able to expand its voice over packet product offerings to include additional solutions for voice over IP gateways, media gateways, and media servers. The purchase price was approximately $3.4 million along with contingent earn-out payments of up to $7.0 million. The acquisition will be accounted for using the purchase method of accounting.

On February 8, 2001, VLT and Vicor filed a suit in the United States District Court of Massachusetts alleging that Artesyn has infringed and is infringing on the `098 Patent entitled "Optimal Resetting of The Transformer's Core in Single Ended Forward Converters". The `098 Patent is a reissue of United States Patent No. 4,441,146, which issued on April 3, 1984. The `098 Patent is the subject of litigation in an action captioned Vicor Corp. v Unitrode Corp., (D. Mass.), in which the court recently rejected certain arguments that the `098 Patent is invalid. In the action against Artesyn, VLT and Vicor have alleged that they are, respectively, the owner and a licensee of the `098 Patent and that Artesyn has manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. The suit requests that Artesyn pay damages, including lost profits, interest, attorneys' fees and increased damages. Artesyn believes it has strong defenses to the plaintiffs' claims against it and intends to vigorously assert them.


1999 Compared to 1998

Sales. Sales for fiscal 1999 increased 12% to $594.2 million from $532.4 million reported in fiscal 1998. Sales in fiscal 1999 have increased principally as a result of higher volume shipments to major OEM customers in the networking and computing market sectors.

Orders for fiscal 1999 were $639.9 million compared to $526.5 million in fiscal 1998. On December 31, 1999, Artesyn's order backlog was $140.4 million compared to $98.3 million on January 2, 1998.

Gross margin. Gross profit margin for fiscal 1999 was 25.9% compared to 25.8% reported in fiscal 1998. Despite higher margins resulting from changes on product mix in fiscal 1999, gross margins were basically unchanged in fiscal 1999 due to increased competitive pricing involving high volume sales, by new product start-up costs, and by a shift in sales mix to Artesyn's high-volume but lower-margin OEM customers compared to fiscal 1998.

Operating expenses. Operating expenses decreased to approximately 14.9% of sales in fiscal 1999 from the 17.9% reported in fiscal 1998. Operating expenses for fiscal 1998 include a $7.2 million non-recurring charge related to Artesyn's 1998 restructuring plan. Excluding the restructuring charge, operating expenses were 16.5% of sales in fiscal 1998.

Operating income. Operating income increased to 10.9% of sales from 7.9% in fiscal 1998 as a result of slightly higher gross profit margins and lower operating expenses.

Operating expenses. Selling, general and administrative expenses were $52.4 million, or 8.8% of sales, in fiscal 1999 compared to $54.5 million, or 10.3% of sales, in fiscal 1998. This decrease primarily reflects efficiencies gained from Artesyn's merger with Zytec partially offset by expenses associated with Year 2000 compliance and the implementation of Artesyn's ERP computer information system.

Artesyn continued its long-term commitment to new products by investing $36.4 million, or 6.1% of sales, in research and development activities during fiscal 1999 compared to $33.4 million, or 6.3% of sales, in fiscal 1998. The dollar increase is the result of Artesyn's competitive strategy to continue to invest in the timely introduction of new technology and products.

Provision for income taxes. Provision for income taxes decreased to 31.4% of pretax income in fiscal 1999 from 33.0% in fiscal 1998. The effective tax rate was lower in fiscal 1999 primarily due to tax planning strategies and to the mix of earnings and income tax rates of international subsidiaries. For additional information regarding income taxes, refer to Note 7 of the Notes to Consolidated Financial Statements.

Net income. Net income for fiscal 1999 was $43.4 million, or $1.11 per diluted share, representing a 60% improvement from the $27.0 million, or $0.67 per diluted share, reported in fiscal 1998 which included one-time $9.6 million pre-tax restructuring and inventory charges taken in the first quarter of 1998 as a result of the merger with Zytec.

Liquidity and Capital Resources

For the fiscal year ended December 29, 2000, Artesyn's cash and equivalents decreased to $34.4 million from $37.6 million in fiscal 1999. This decrease was the result of cash from operations of $30.4 million, $19.2 million in proceeds from exercises of stock options and the issuance of $54.5 million of long term debt offset by $9.2 million spent for repurchases of Artesyn's common stock, $39.3 million spent for capital expenditures, $24.0 of principal debt repayments and $34.5 million spent for the purchases of Spider and Azcore, net of cash acquired.

Cash provided by operations decreased to $30.4 million for the fiscal year ended December 29, 2000 compared with $52.8 million provided in fiscal 1999. Cash from operations was negatively impacted by a significant increase in the balance of accounts receivable and inventory in fiscal 2000. The cash flow used by changes in accounts receivable and inventory was $110.6 million in fiscal 2000, compared to $45.6 million in fiscal 1999. These uses of cash were the result of Artesyn's increased level of business activity and circumstances related to supply chain disruptions as previously discussed. The availability of components affected Artesyn's ability to complete certain orders, resulting in increases to raw material and work-in-process inventory. The increases in accounts receivable and inventory were somewhat offset by increases in accounts payable and accrued liabilities of $45.9 million in fiscal 2000, compared with $27.1 million in fiscal 1999.

Capital expenditures for fiscal 2000 totaled $39.3 million primarily for the continued upgrade of facilities and equipment in support of Artesyn's current operating activities, including $5.4 million related to the implementation of the new Enterprise Resource Planning ("ERP") system. Artesyn's current overall commitment to fully implement the ERP system is approximately $27.0 million, of which approximately $25.0 million is to be capitalized and amortized and $2.0 million is to be expensed as incurred. The overall commitment, which was commenced in 1997, is expected to be incurred over a four year period. As of December 29, 2000, $24.7 million of total commitment had been incurred, approximately $23.2 million of which had been capitalized and $1.5 million had been expensed.

Artesyn expects to continue to invest in the continued upgrade of facilities and equipment during 2001. Artesyn's manufacturing process must be continually upgraded to ensure that its facilities are operating in the most efficient manner possible, and that it maintains the capacity for the proper mix of products. For this reason, Artesyn expects to slightly increase its level of capital expenditures in 2001 in comparison to 2000, with the exception of the amounts capitalized related to the ERP system. Implementation of the ERP system will be completed in 2001, and Artesyn does not expect to incur or capitalize expenses related to the ERP implementation beyond the first half of 2001.

During March 2000, Spider was acquired for approximately $33.0 million of fixed cash payments and approximately $11.0 million of contingent consideration based on Spider's ability to achieve certain earnings targets through March 2003, which will be made annually if specified earn out targets are met. Cash payments of $28.0 million were paid in the first quarter of 2000 and the remaining fixed cash payments of $5.0 million will be paid in equal installments in March 2002 and March 2003.

During August 2000, Azcore was acquired for approximately $5.8 million of fixed cash payments and up to $8.0 million in contingent consideration based on certain products related to Azcore's technology reaching milestones toward their commercialization. Artesyn made an initial payment of approximately $0.7 million to the former owners of Azcore in December 2000, and expects to make the remainder of the payments in the first half of 2001.

Net cash provided in financing activities of $40.5 million in fiscal 2000, which reflects net proceeds from revolving credit loans less principal payments on capital leases of $24.0 million and $19.2 million in proceeds from stock option exercises partially offset by the repurchase and retirement of 476,500 shares of Artesyn's common stock for $9.2 million. Net cash used in financing activities of $25.1 million in fiscal 1999 reflects mainly the repurchase and retirement of 1,860,700 shares of Artesyn's common stock for $31.9 million partially offset by $10.0 million in proceeds from stock option exercises.

In 1998, Artesyn's Board of Directors authorized the repurchase of 4.0 million shares of company common stock in the open market or privately negotiated transactions, depending on market conditions and the availability of funds. As of December 29, 2000, Artesyn had repurchased 3,548,700 shares of stock for $60.5 million related to the 1998 program. Artesyn expects that the remaining authorized shares will be repurchased during 2001.

On January 23, 2001, Artesyn entered into a revolving credit agreement with a syndicate of banks which provided a three year, multi-currency $275 million credit facility. The revolving facility, which expires on March 2004, replaces Artesyn's previous $200 million credit line. The agreement provides for various interest rate options on the facility initially based on the London Interbank Offer Rates ("Libor") plus 1.0% and includes a fee of 0.225% on the unused balance, and a 0.125% commitment fee. The agreement contains certain restrictive covenants typical of a loan of this size and nature that, among other things, require Artesyn to maintain certain financial ratios and limit the purchase, transfer, or distribution of company assets. On January 23, 2001, $91.7 in existing loans were repaid from borrowings under the new revolving credit facility. Any outstanding amounts under the credit facility are due on March 31, 2004.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133." SFAS No. 133 requires Artesyn to recognize all derivative instruments in the balance sheet at fair value. Derivatives that are not part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value is immediately recognized in income. SFAS No. 138 establishes accounting and reporting standards for derivative instruments, including certain derivative investments embedded in other contracts, and for hedging activities. In addition, it addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Artesyn adopted SFAS No. 133, as amended, on December 30, 2000. The adoption of SFAS No. 133 will result in an increase in total assets of $1.3 million and a $0.9 million increase, net of tax, in shareholders' equity in our financial statements on December 30, 2000.

Effective in October 2000, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB No. 101"), provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Management believes Artesyn's revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

Market Value

 Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involves uncertainties and matters of significant judgment. The fair value of variable rate debt approximates the carrying value since interest rates are variable and, thus, approximate current market rates. The fair value of interest rate swaps is determined from dealer quotations and represents the discounted future cash flows through maturity or expiration using current rates. The fair value is effectively the amount Artesyn would pay or receive to terminate the agreements. The value of the foreign currency forward contracts is calculated comparing the translated notional amount of the contracts, which is denominated in a currency other than US dollars, at the current currency rate and at the initial contract rate. Once again, the fair value is effectively the amount Artesyn would pay or receive to terminate the agreement (000's) :

                           2001           2002           2003           2004           2005        Thereafter       Total
                        ----------     ----------     ----------     ----------     ----------     ----------     ----------
Variable Rate Debt       $     --       $ 73,060        $  --         $    --        $    --        $  --          $ 73,060
   Average interest
     rates                     --           6.97%          --              --             --           --                --
Interest rate swaps            --        $   (43)                     $   (69)                                     $   (112)
   Average pay rate            --           6.75%          --            4.79%            --           --                --
   Average receive
     rate                      --           6.82%          --            4.83%            --           --                --
Currency forward
     contracts           $ (1,268)            --           --              --             --           --          $ (1,268)

Conversion to the Euro Currency

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The legacy currencies of the participating European Union members will remain legal tender in the participating countries for the transition period from January 1, 1999 through January 1, 2002. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. Legacy currencies will no longer be legal tender for any transactions beginning July 1, 2002, making conversion to the euro complete. Artesyn has begun to assess and address the issues involved with the introduction of the euro. Issues facing Artesyn relating to the euro include: converting information technology systems; reassessing currency risk; negotiating and amending licensing agreements and contracts; and processing tax and accounting records. Artesyn does not presently expect that introduction and use of the euro will materially affect its foreign exchange and hedging activities or use of derivative instruments. While Artesyn will continue to evaluate the impact of the euro's introduction over time, based on currently available information, it does not believe that the introduction of the euro currency will have a material adverse impact on the financial condition or overall trends in results of operations.

Risk Factors That May Affect Future Results

As noted above, the foregoing discussion may include forward-looking statements which involve risks and uncertainties. In addition, Artesyn has identified the following risk factors that could affect its actual results and cause them to differ materially from those in the forward-looking statements.

Risks Related to New Products. The markets for Artesyn's products are characterized by rapidly changing technologies, increasing customer demands, evolving industry standards, frequent new product introductions and, in some cases, short product life cycles. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and cost, as well as the accurate anticipation of technological and market trends. There can be no assurance that Artesyn will successfully develop, introduce or manage the transition of new products. The failure of or the delay in anticipating technological advances or developing and marketing product enhancements or new products that respond to any significant technological change could have a material adverse effect on Artesyn's business, operating results and financial condition.

Reliance on Customers. Sales to three customers accounted for approximately 14%, 11% and 10%, respectively, of sales in 2000. Decisions by a small number of customers to defer their purchasing decisions or to purchase products elsewhere could have a material adverse effect on Artesyn's business, results of operations and financial condition.

Fluctuations in Quarterly Operating Results. Artesyn has experienced erratic quarterly growth in sales partially due to customers realigning their inventory needs and general economic conditions. Due to the rapidly changing nature of the markets for its products, as well as the likelihood of increased competition, there can be no assurance that Artesyn's sales and operating results will maintain their past growth rates. If sales are below expectations in any given quarter, the adverse impact of any shortfall on the operating results of Artesyn may be magnified to the extent Artesyn is unable to adjust spending to compensate for the shortfall. Accordingly, there can be no assurance that Artesyn will be able to sustain profitability in the future, particularly on a quarter-to-quarter basis.

Competition; Increased Competition Due to Industry Consolidation. The industry in which Artesyn competes is highly competitive and characterized by increasing customer demands for product performance, shorter manufacturing cycles and lower prices. These trends result in frequent introductions of new products with added capabilities and features and continuous improvements in the relative price/performance of the products. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could adversely affect Artesyn's results of operations and financial condition. Artesyn's principal competitors include Delta Electronics, Emersen Electric, Lucent Technologies, which recently announced the sale of its power systems business to Tyco International, and PowerOne. Certain of Artesyn's other major competitors have also been engaged in merger and acquisition transactions. Such consolidations by competitors are likely to create entities with increased market share, customer bases, proprietary technology and marketing expertise, and expanded sales force size. These developments may adversely affect Artesyn's ability to compete in such markets.

Risks Related to Gross Margin. Artesyn's gross margin percentage is a function of the product mix sold in any period. Other factors such as unit volumes, heightened price competition, changes in channels of distribution, shortages in components due to timely supplies of parts from vendors or ability to obtain items at reasonable prices, and availability of skilled labor, also may affect the cost of sales and the fluctuation in gross margin percentages in future periods.

Risks Related to Backlog. Artesyn has attempted to reduce its product manufacturing lead times and its backlog of orders. To the extent that backlog is reduced during any particular period, it could result in more variability and less predictability in Artesyn's quarter-to-quarter sales and operating results. If manufacturing lead times are not reduced, Artesyn's customers may cancel, or not place, orders if shorter lead times are available from other manufacturers. As of December 29, 2000, backlog was at a historically high level due to the component supply disruptions experienced in 2000. If Artesyn cannot acquire enough critical parts to meet its manufacturing requirements, customers may cancel the orders already placed.

Risks Related top Intellectual Property Rights. Artesyn currently relies upon a combination of patents, copyrights, trade marks and trade secret laws to establish and protect its proprietary rights in its products. There can be no assurance that the steps taken by Artesyn in this regard will be adequate to prevent misappropriation of its technology or that its competitors will not independently develop technologies that are substantially equivalent or superior to Artesyn's technology. In addition, the laws of some foreign countries do not protect Artesyn's proprietary rights to the same extent, as do the laws of the United States. Although Artesyn continues to evaluate and implement protective measures, there can be no assurance that these efforts will be successful or that third parties will not assert intellectual property infringement claims against Artesyn.

Risks Related to Acquisitions. Acquisitions of complementary businesses and technologies, including technologies and products under development, have been an important part of Artesyn's business strategy. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into Artesyn's operations. Artesyn's operating results could be adversely affected if it is unable to successfully integrate such new companies into its operations. Future acquisitions could also result in issuances of equity securities or the rights associated with the equity securities, which could potentially dilute your holdings and/or Artesyn's earnings per share. In addition, future acquisitions could result in the incurrence of additional debt, or contingent liabilities, and amortization expenses related to goodwill and other intangible assets. These factors could adversely affect Artesyn's future operating results and financial position.

Risks Related to Supply Chain Disruptions. As a result of the custom nature of certain of Artesyn's manufactured products, components used in the manufacture of these products are currently obtained from a limited number of suppliers. Although there are a limited number of manufacturers of certain components, management believes that other suppliers could provide similar components. A change in suppliers, however, could cause a delay in manufacturing, additional manufacturing costs, and a possible loss of sales that could adversely affect Artesyn's future operating results and financial position.

Risks Related to International Sales. International sales have been, and are expected to continue to be, an important component of Artesyn's total sales. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Other risks of international sales include changes in economic conditions in the international markets in which the products are sold, political and economic instability, fluctuations in currency exchange rates, import and export controls, and the burden and expense of complying with foreign laws. In addition, sales in developing nations may fluctuate to a greater extent than sales to customers in developed nations, as those markets are only beginning to adopt new technologies and establish purchasing practices. These risks may adversely affect Artesyn's operating results and financial condition.

Risks Related to Government Regulations and Product Certification. Artesyn's operations are subject to laws, regulations, government policies and product certification requirements worldwide. Changes in such laws, regulations, policies or requirements could affect the demand for Artesyn's products or result in the need to modify products, which may involve substantial costs or delays in sales and could have an adverse effect on Artesyn's future operating results.

Risks Related to Foreign Manufacturing Operations. Artesyn manufactures a significant amount of its products in foreign locations. Approximately 40% of Artesyn's 2000 sales were from products manufactured in Asia-Pacific, 28% from products manufactured in Europe and the remaining 32% from domestic operations.

The supply and cost of these products can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. From time to time, Artesyn explores opportunities to diversify its sourcing and/or production of certain products to other low cost locations or with other third parties to reduce its dependence on production in any one location. In addition, Artesyn has taken necessary measures, including insuring against certain risks, to mitigate its exposure to potential political and economic changes in Hong Kong and China. In the event of confiscation, expropriation, nationalization, or governmental restrictions in the above mentioned foreign or other locations, earnings could be adversely affected from business disruption resulting in delays and/or increased costs in the production and delivery of products.

Volatility of Stock Price. The market price of Artesyn's common stock has been, and, may continue to be, relatively volatile. Factors such as new product announcements by Artesyn, its customers or its competitors, quarterly fluctuations in operating results, challenges associated with integration of businesses and general conditions in the markets in which Artesyn competes, such as a decline in industry growth rates, may have a significant impact on the market price of Artesyn's common stock. These conditions, as well as factors which generally affect the market for stocks of technology companies, could cause the price of Artesyn's common stock to significantly fluctuate over relatively short periods.

ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk

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

It is Artesyn's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. Artesyn does not enter into foreign currency or interest rate transactions for speculative purposes. Gains or losses that result from changes in foreign currency rates are booked into income at the time they are incurred. These gains or losses have not been material to any period presented.

ITEM 8.  Financial Statements and Supplementary Data

Statement of Management Responsibility

Artesyn's management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this Form 10-K. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect the effects of certain estimates and judgments made by management.

Artesyn's management maintains a system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The system is continuously monitored by direct management review and by internal auditors who conduct an extensive program of audits throughout Artesyn. Artesyn selects and trains qualified people who are provided with and expected to adhere to its standards of business conduct. These standards, which set forth the highest principles of business ethics and conduct, are a key element of Artesyn's control system. Additionally, our independent certified public accountants, Arthur Andersen LLP, obtain a sufficient understanding of the internal control structure in order to plan and complete the annual audit of the Company's consolidated financial statements.

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

Joseph M. O'Donnell
Co-Chairman of the Board, President and Chief Executive Officer

Richard J. Thompson
Vice President, Finance and Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Artesyn Technologies, Inc.:

We have audited the accompanying consolidated statements of financial condition of Artesyn Technologies, Inc. (a Florida corporation) and subsidiaries as of December 29, 2000 and December 31, 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the three fiscal years in the fiscal period ended December 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesyn Technologies, Inc. and subsidiaries as of December 29, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the fiscal period ended December 29, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  January 22, 2001.

CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Years Ended on the Friday Nearest
     December 31                                          2000                1999              1998
---------------------------------------------------------------------------------------------------------
     (Amounts in Thousands Except Per Share Data)
     Sales                                             $ 690,083           $ 594,155           $ 532,392
     Cost of Sales                                       509,098             440,477             395,273
                                                       --------------------------------------------------
     Gross Profit                                        180,985             153,678             137,119
                                                       --------------------------------------------------

     Expenses
        Selling, general and administrative               62,771              50,185              52,282
        Research and development                          44,867              36,413              33,401
        Restructuring charge                                  --                  --               7,189
        Goodwill amortization expense                      6,208               2,219               2,266
                                                       --------------------------------------------------
                                                         113,846              88,817              95,138
                                                       --------------------------------------------------

     Operating Income                                     67,139              64,861              41,981
                                                       --------------------------------------------------
     Other Income (Expense)
        Interest expense                                  (5,142)             (3,160)             (4,013)
        Interest income                                    1,886               1,509               2,396
                                                       --------------------------------------------------
                                                          (3,256)             (1,651)             (1,617)
                                                       --------------------------------------------------

     Income before Provision for Income Taxes             63,883              63,210              40,364

     Provision for Income Taxes                           20,630              19,848              13,320
                                                       --------------------------------------------------

     Net Income                                        $  43,253           $  43,362           $  27,044
                                                       =================================================

     Earnings per Share
        Basic                                          $    1.15           $    1.16           $    0.70
                                                       =================================================
        Diluted                                        $    1.10           $    1.11           $    0.67
                                                       =================================================

     Weighted Shares Outstanding
        Basic                                             37,666              37,272              38,369
                                                       =================================================
        Diluted                                           39,471              38,999              40,635
                                                       =================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     As of the Friday Nearest December 31                                          2000               1999
---------------------------------------------------------------------------------------------------------------
     (Amounts in Thousands Except Share Data)
     ASSETS

     Current Assets
        Cash and equivalents                                                  $     34,383         $     37,562
        Accounts receivable, net of allowance for doubtful accounts of
        $3,571 in 2000 and $2,737 in 1999                                          122,377               90,334
        Inventories                                                                150,462               89,370
        Prepaid expenses and other                                                   6,886                5,263
        Deferred income taxes                                                       12,552                9,866
                                                                              ---------------------------------
          Total current assets                                                     326,660              232,395
                                                                              ---------------------------------

     Property, Plant & Equipment, Net                                              105,059               88,468
                                                                              ---------------------------------

     Other Assets
        Goodwill, net                                                               62,880               32,436
        Deferred income taxes                                                        1,586                3,573
        Other assets, net                                                            1,630                2,178
                                                                              ---------------------------------
          Total other assets                                                        66,096               38,187
                                                                              ---------------------------------
                                                                              $    497,815         $    359,050
                                                                              =================================
     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities
        Current maturities of long-term debt and capital leases               $      1,512         $      1,956
        Accounts payable and accrued liabilities                                   149,035              102,802
                                                                              ---------------------------------
          Total current liabilities                                                150,547              104,758
                                                                              ---------------------------------

     Long-Term Liabilities
        Long-term debt and capital leases                                           73,301               44,154
        Deferred income tax liabilities                                              7,434                5,407
        Other long-term liabilities                                                 10,021                4,819
                                                                              ---------------------------------
          Total long-term liabilities                                               90,756               54,380
                                                                              ---------------------------------
          Total liabilities                                                        241,303              159,138
                                                                              ---------------------------------

     Commitments and Contingencies (see Notes 5 and 9)

     Shareholders' Equity
        Preferred stock, par value $0.01; 1,000,000 shares authorized;
           none issued or outstanding                                                   --                   --
        Common stock, par value $0.01; 80,000,000 shares authorized;
          38,282,007 shares issued and outstanding in 2000
          (37,126,630 shares in 1999)                                                  383                  371
        Additional paid-in capital                                                 121,360               94,465
        Retained earnings                                                          149,873              114,510
        Accumulated other comprehensive loss                                       (15,104)              (9,434)
                                                                              ---------------------------------
          Total shareholders' equity                                               256,512              199,912
                                                                              ---------------------------------
                                                                              $    497,815         $    359,050
                                                                              =================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Years Ended on the Friday Nearest December 31                   2000            1999            1998
       --------------------------------------------------------------------------------------------------------------
       (Amounts in Thousands)
       Operating Activities
          Net income                                                         $ 43,253        $ 43,362        $ 27,044
          Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                                      27,195          20,109          16,898
            Deferred income taxes                                                (723)         (2,340)          1,042
            Provision for inventory write-down                                 13,519           9,436           6,407
            Provision for restructuring charge                                     --              --           7,189
            Tax benefit from exercise of stock options                          8,989           3,391           5,011
            Provision for bad debts                                             2,409             890             138
            Other non-cash items                                                2,190          (3,150)            582
          Changes in operating assets and liabilities:
            Accounts receivable                                               (35,829)         (6,902)         (1,032)
            Inventories                                                       (74,779)        (38,704)         (6,466)
            Prepaid expenses and other                                         (1,654)           (321)             (1)
            Accounts payable  and accrued liabilities                          45,870          27,070         (12,670)
                                                                             ----------------------------------------
       Net Cash Provided by Operating Activities                               30,440          52,841          44,142
                                                                             ----------------------------------------
       Investing Activities
            Purchases of property, plant & equipment                          (39,256)        (33,359)        (26,795)
            Proceeds from sale of property, plant & equipment                   1,730             287              54
            Proceeds from sale of RTP Corp.                                        --              --           2,150
            Decrease in other assets                                               --           2,831              --
            Purchase of Spider Software Ltd, net of cash acquired             (27,949)             --              --
            Purchase of Azcore Technologies, net of cash acquired              (6,500)             --              --
                                                                             ----------------------------------------
       Net Cash Used in Investing Activities                                  (71,975)        (30,241)        (24,591)
                                                                             ----------------------------------------
       Financing Activities
            Proceeds from issuances of long-term debt                          54,536          17,633              --
            Principal payments on debt and capital leases                     (24,031)        (20,794)        (18,968)
            Proceeds from exercises of stock options                           19,217           9,980           4,640
            Repurchases of common stock                                        (9,189)        (31,912)        (19,379)
                                                                             ----------------------------------------
       Net Cash Provided by (Used in) Financing Activities                     40,533         (25,093)        (33,707)
                                                                             ----------------------------------------
       Effect of Exchange Rate Changes on Cash and Equivalents                 (2,177)         (1,470)            289
                                                                             ----------------------------------------
       Decrease in Cash and Equivalents                                        (3,179)         (3,963)        (13,867)
       Cash and Equivalents, Beginning of Year                                 37,562          41,525          55,392
                                                                             ----------------------------------------
       Cash and Equivalents, End of Year                                     $ 34,383        $ 37,562        $ 41,525
                                                                             ========================================
     Supplemental Cash Flow Disclosures
         Cash paid during the year for:
            Interest                                                         $  5,223        $  2,926        $  3,511
                                                                             ========================================
            Income taxes                                                     $ 10,919        $ 10,045        $ 12,442
                                                                             ========================================
            Information with regard to Artesyn's acquisitions which
               are accounted for under the purchase method of
               accounting is as follows:
            Fair value of non-cash assets acquired, net of liabilities       $    209        $     --        $     --
            Goodwill                                                           40,511              --              --
            Contingent acquisition payments                                    (6,271)             --              --
                                                                             ----------------------------------------
            Cost, net of cash acquired                                       $ 34,449        $     --        $     --
                                                                             ========================================
         Noncash investing and financing activities:
            Property and equipment acquired under capital lease
               obligations                                                   $    375        $     75        $  1,222
                                                                             ========================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the Years Ended on the Friday Nearest December 31
-----------------------------------------------------------------------------------------------------------------------------------
(Amounts in Thousands)
                                                                                              Accumulated
                                                                                                 Other
                                             Common Stock        Additional                     Compre-                   Compre-
                                             ------------          Paid-in      Retained        hensive                   hensive
                                         Shares       Amount       Capital      Earnings      Income/Loss     Total       Income
                                      ---------------------------------------------------------------------------------------------
Balance, January 2, 1998                 38,381     $     384     $  78,056     $  88,769     $  (4,533)    $ 162,676
Issuance of common stock under
  stock option and employee
  purchase plans                            713             7         4,633            --            --         4,640
Tax benefit from exercises of
  stock options                              --            --         5,011            --            --         5,011
Repurchases and retirement of
  common stock                           (1,212)          (12)       (2,682)      (16,685)           --       (19,379)
Net income                                   --            --            --        27,044            --        27,044     $  27,044
Accumulated other
  comprehensive income, net of
  tax of $539                                --            --            --            --         1,096         1,096         1,096
                                                                                                                        -----------
Comprehensive income                                                                                                      $  28,140
                                      ----------------------------------------------------------------------------------===========

Balance, January 1, 1999                 37,882           379        85,018        99,128        (3,437)      181,088
Issuance of common stock under
  stock option plans                      1,105            11         9,969            --            --         9,980
Tax benefit from exercises of
  stock options                              --            --         3,391            --            --         3,391
Repurchases and retirement of
  common stock                           (1,860)          (19)       (3,913)      (27,980)           --       (31,912)
Net income                                   --            --            --        43,362            --        43,362     $  43,362
Accumulated other
   comprehensive  loss, net of tax
   of $2,745                                 --            --            --            --        (5,997)       (5,997)       (5,997)
                                                                                                                        -----------
Comprehensive income                                                                                                      $  37,365
                                      ----------------------------------------------------------------------------------===========

Balance, December 31, 1999               37,127           371        94,465       114,510        (9,434)      199,912
Issuance of common stock under
   stock option plans                     1,632            16        19,201            --            --        19,217
Tax benefit from exercises of
   stock options                             --            --         8,989            --            --         8,989
Repurchases and retirement of
   common stock                            (477)           (4)       (1,295)       (7,890)           --        (9,189)
Net income                                   --            --            --        43,253            --        43,253     $  43,253
Accumulated other
   comprehensive loss, net of tax
   of $2,706                                 --            --            --            --        (5,670)       (5,670)       (5,670)
                                                                                                                        -----------
Comprehensive income                                                                                                      $  37,583
                                      ----------------------------------------------------------------------------------===========
Balance, December 29, 2000               38,282     $     383     $ 121,360     $ 149,873     $ (15,104)    $ 256,512
                                      =================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

General Artesyn Technologies, Inc. (Nasdaq: ATSN) ("Artesyn"), a Florida corporation formed in 1968, is primarily engaged in the design, development, manufacture, sale and service of electronic products, power supplies, power conversion products, and power subsystems for producers of electronic equipment in the computing and communications industry.

Basis of Presentation The consolidated financial statements include the accounts of Artesyn Technologies, Inc. (formerly named Computer Products, Inc., "CPI") and its subsidiaries (collectively referred to as "Artesyn"). Intercompany accounts and transactions have been eliminated in consolidation.

Artesyn received shareholder approval at its annual shareholders' meeting held in May 1998 to legally change Artesyn's corporate name from Computer Products, Inc. to Artesyn Technologies, Inc. Since that date, Artesyn has been trading on The Nasdaq Stock MarketSM under the symbol ATSN.

Fiscal Year Artesyn's fiscal year ends on the Friday nearest December 31, which results in a 52- or 53-week year. The fiscal years ended December 29, 2000, December 31, 1999, and January 1, 1999 are all comprised of 52 weeks.

Cash and Equivalents Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents. These investments are carried at cost, which approximates market value.

Inventories Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. A provision has been made to reduce obsolete or excess inventories to market. Finished goods and work-in-process inventories include material, labor and manufacturing overhead.

Property, Plant & Equipment Property, plant and equipment is stated at cost. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets ranging from three to thirty years. Leasehold improvements are recorded at cost and are amortized using the straight-line method over the remaining lease term or the economic useful life, whichever is shorter. Major renewals and improvements are capitalized, while maintenance, repairs and minor renewals not expected to extend the life of an asset beyond its normal useful life are expensed as incurred.

In March 1998, the Accounting Standards Executive Committee released Statement of Position 98-1, ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. In 1998, Artesyn adopted the guidelines established by SOP 98-1 in accounting for the costs of computer software developed or obtained for internal use in connection with the implementation of its ERP system.

Goodwill The excess of purchase price over net assets of companies acquired (goodwill), which are accounted for under the purchase method of accounting, is capitalized and amortized on a straight-line basis over periods ranging from six to forty years. Related accumulated amortization was $17,628,000 and $11,911,000 at December 29, 2000 and December 31, 1999, respectively. Amortization expense was $6,208,000, $2,219,000, and $2,266,000 in fiscal years 2000, 1999, and 1998, respectively.

Impairment of Long-Lived Assets Artesyn periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. Artesyn uses an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to determine whether an impairment has occurred. Fair value is compared to cost in calculating the amount of the impairment.

Foreign Currency Translation The functional currency of Artesyn's European and certain Asian subsidiaries is each entity's local currency. Assets and liabilities are translated from their functional exchange into US dollars using exchange rates in effect at the balance sheet date. Equity is translated using historical exchange rates. Income and expense items are translated using average exchange rates for the period. The effect of exchange rate fluctuations on translating foreign currency assets and liabilities into US dollars is included in accumulated other comprehensive loss, net of income taxes. Translation of intercompany accounts and foreign exchange transaction gains and losses are included in the results of operations, were not significant for all periods presented. The functional currency of substantially all of Artesyn's Asian subsidiaries is the US dollar, as their transactions are generally denominated in US dollars.

Revenue Recognition Artesyn recognizes revenue as products are shipped and title is passed to the customer or as services are rendered by Artesyn. Sales of software products related to the protocol software business acquired in 2000 are generally recognized when the services are delivered. However, if there are bundled services, the portion of the revenue related to the additional services is deferred and recognized as the services are performed in accordance with SOP 97-2 "Software Revenue Recognition".

All amounts billed to customers related to shipping and handling are included in revenue. All costs associated with shipping and handling are recognized in cost of sales.

Product Warranty Artesyn records estimated product warranty costs in the period in which the related revenues are recognized. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Warranty costs are generally determined by calculating the historical relationship between sales and warranty costs and applying the calculation to the current period's sales. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluation.

Research and Development Research and Development costs include product engineering, product development and research and developments costs which are expensed in the period incurred. Research and development expenses were $44,867,000, $36,413,000 and $33,401,000 for year ended December 29, 2000,
December 31, 1999 and December 31, 1998, respectively.

Income Taxes Income taxes reflect the current and deferred tax consequences of events that have been recognized in Artesyn's financial statements or tax returns. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income.

Valuation allowances are recorded related to deferred tax assets if their realization does not meet the "not more likely than" criteria detailed is SFAS No. 109, "Accounting for Income Taxes".

Tax returns related to the consolidated financial statements of Artesyn are filed in the United States, individual states, and foreign countries where Artesyn conducts business.

Earnings Per Share Basic earnings per share ("EPS") is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during each period in accordance with SFAS No. 128 "Earnings Per Share". Diluted earnings per share includes the potential impact of convertible securities and dilutive common stock equivalents using the treasury stock method of accounting. The reconciliation of the numerator and denominator of the EPS calculation is presented in Note 8.

Comprehensive Income SFAS No. 130, "Reporting Comprehensive Income" requires companies to report all changes in equity in a financial statement for the period in which they are recognized, except those resulting from investment by owners and distributions to owners. Artesyn has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, net of tax, in the Consolidated Statements of Shareholders' Equity and Comprehensive Income.

Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant estimates made by management include the provision for doubtful accounts receivable, inventory write-downs for potentially excess or obsolete inventory, warranty reserves, valuation allowance on deferred tax assets, and the amortization period for intangible assets. Actual results could differ from those estimates.

Concentration of Credit Risk Financial instruments that potentially subject Artesyn to concentrations of credit risk consist principally of cash and equivalents, trade accounts receivable and financial instruments used in hedging activities. Artesyn's cash management and investment policies restrict investments to low-risk, highly liquid securities, and Artesyn performs periodic evaluations of the credit standing of the financial institutions with which it deals. Artesyn sells its products to customers in various geographical areas. Artesyn performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Artesyn maintains reserves for potential credit losses, and such losses traditionally have been within management's expectations and have not been material in any year. As of December 29, 2000 and December 31, 1999, management believes Artesyn had no significant concentrations of credit risk.

Accounting Pronouncements In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133." SFAS No. 133 requires Artesyn to recognize all derivative instruments in the balance sheet at fair value. Derivatives that are not part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either
(1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value is immediately recognized in income. SFAS No. 138 establishes accounting and reporting standards for derivative instruments, including certain derivative investments embedded in other contracts, and for hedging activities. In addition, it addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Artesyn adopted SFAS No. 133, as amended, on December 30, 2000. The adoption of SFAS No. 133 will result in an increase in total assets of $1.3 million and a $0.9 million increase, net of tax, in shareholders' equity in our financial statements on December 30, 2000.

Effective October 2000, the Securities Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Artesyn believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101. There was no material impact to the consolidated financial statements related to SAB 101.

Fair Value of Financial Instruments Carrying value of cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates fair value.

Reclassifications Certain prior years' amounts have been reclassified to conform to the current year's presentation.

2.   Inventories

     The components of inventories are as follows ($000s):

                                                  December 29,    December 31,
                                                     2000             1999
         ---------------------------------------------------------------------

         Raw materials                               $87,419          $43,220
         Work in process                              17,166           12,475
         Finished goods                               45,877           33,675
                                                 -----------------------------

                                                    $150,462          $89,370
                                                 =============================

3.   Property, Plant, & Equipment

     Property, plant & equipment is comprised of the following ($000s):

                                                    December 29,    December 31,
                                                       2000             1999
       ------------------------------------------------------------------------

       Land                                            $2,077          $2,189
       Buildings and fixtures                          18,453          18,435
       Machinery and equipment                        167,809         131,909
       Leasehold improvements                           5,658           5,292
       Equipment, furniture and leasehold
           improvements under capital leases           11,316          12,217
                                                   ---------------------------
                                                      205,313         170,042
       Less accumulated depreciation and
           amortization                               100,254          81,574
                                                   ---------------------------

                                                     $105,059         $88,468
                                                   ===========================

     Depreciation and amortization expense was $20,524,000, $17,492,000, and $14,407,000 in fiscal years 2000, 1999, and 1998, respectively.

4.   Accounts Payable and Accrued Liabilities

     The components of accounts payable and accrued liabilities are as follows ($000s):

                                                    December 29,   December 31,
                                                       2000           1999
          --------------------------------------------------------------------

          Accounts payable                          $ 85,383         $ 50,065
          Accrued liabilities:
                   Compensation and benefits          21,312           16,661
                   Income taxes payable               15,121           17,334
                   Warranty reserve                    8,140            6,015
                   Commissions                         2,763            1,860
                   Other                              16,316           10,867
                                                    --------         --------

                                                    $149,035         $102,802
                                                    ========         ========

At December 29, 2000 and December 31, 1999, other accrued liabilities consisted primarily of accruals for deferred acquisition payments, professional fees, consulting, insurance, interest, and other taxes.

Included in other accrued liabilities is a reserve balance of approximately $408,000 and $571,000 at December 29, 2000 and December 31, 1999, respectively related to Artesyn's 1998 restructuring plan. The reserve balance at December 29, 2000 and December 31, 1999 is comprised of $255,000 and $342,000, respectively, for employee termination benefits and $153,000 and $229,000, respectively, for facility closures. Cash payments for facility closures and termination benefits totaled $163,000 for the fiscal year ended December 29, 2000 and $5,387,000 for the fiscal year ended December 31, 1999. All of the remaining cash payments are expected to be made in the first half of 2001.

5.   Business Combinations

Effective March 27, 2000, Artesyn acquired 100% of the capital stock of Spider Software Ltd. ("Spider"). The purchase price included approximately $33 million of fixed cash payments, of which $28 million was paid in the first quarter of 2000 and the remaining $5 million will be paid in equal installments in March 2002 and March 2003. Up to an additional

$11 million of contingent consideration is to be paid based on Spider's ability to achieve certain earnings targets through March 2003. Spider supplies embedded telecommunications and protocol software to the communications market place.

Effective August 4, 2000, Artesyn acquired 100% of the capital stock of Azcore Technologies, Inc. ("Azcore"). The purchase price consisted of a $5.8 million cash payment, net of cash acquired, made in the third quarter of 2000 and additional contingent payments of up to $8.0 million if Azcore's products meet certain developmental milestones. A payment of $0.7 million was made to Azcore in December 2000, with the remaining contingent payments expected to be made in the first half of 2001. Azcore has certain products and technology in development that Artesyn believes compliment and enhance its current product offerings and provide significant long-term growth opportunities.

Both acquisitions were accounted for under the purchase method of accounting. Accordingly, goodwill of approximately $33.8 million related to Spider and $6.5 million related to Azcore was recorded, representing the excess of the purchase price over the estimated fair value of the net assets acquired and transaction costs. The goodwill related to the Spider and Azcore transactions is being amortized on a straight-line basis over a period of six and twenty years, respectively. The results of operations of both companies have been included in Artesyn's consolidated financial statements from the date of acquisition. The following unaudited pro forma information combines the consolidated results of operations of Artesyn, Spider and Azcore as if the acquisitions had occurred at the beginning of the periods presented.

                                                   Fiscal Year Ended
                                          ------------------------------------
                                            December 29,      December 30,
                                                2000              1999
                                          ------------------------------------
           Sales                              $691,250           $597,255
           Net income                           40,784             35,297
           Earnings per share - Basic            $1.08              $0.95
           Earnings per share - Diluted          $1.03              $0.91

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

6.   Long-Term Debt and Capital Leases

     Long-term debt and capital lease obligations consist of the following ($000s):

                                                                December 29,   December 31,
                                                                    2000         1999
------------------------------------------------------------------------------------------
     Revolving loan facility, due 2001 (a)
       Deutsche mark denominated borrowings                          $24,816     $26,888
       U.S. dollar denominated borrowings                             48,000      15,400

     6.125% long-term investment loan due July 1, 2002 (b)               244         396

     Capital lease obligations (c)                                     1,753       3,426
                                                                  ----------  ------------
                                                                      74,813      46,110
     Less current maturities                                           1,512       1,956
                                                                  ----------  ------------

     Long-term debt and capital leases                               $73,301     $44,154
                                                                  ==========  ============

As of December 29, 2000, Artesyn was in compliance with all financial covenants related to the revolving debt facility.

     a) Effective January 31, 1998, Artesyn entered into a credit agreement with a syndicate of banks which provided a three-year, multi-currency $200 million credit facility. The agreement, which was to expire on December 31, 2001, provided for various interest rate options on the facility initially based on London Interbank Offer Rates plus

          1.00% and includes a fee of .225% on the unused balance. The agreement contains certain restrictive covenants that, among other things, require Artesyn to maintain certain financial ratios and limit the purchase, transfer or distribution of Artesyn's assets. (See Note 16)

     b) Interest is payable at 6.125% through June 30, 2001 after which it will be renegotiated. Principal payments are as follows: 900,000 Austrian Schillings due semi-annually on January 1 and July 1 of each year, with interest payable annually.

     c) Items under capital leases include certain equipment, furniture and leasehold improvements.

7.   Income Taxes

     The components of the provision for income taxes consist of the following ($000s):

                                                      2000               1999              1998
         -----------------------------------------------------------------------------------------
         Currently payable:
              Federal                              $ 13,023           $ 14,168           $  8,872
              State                                   3,425              3,102              2,173
              Foreign                                 4,905              4,918              1,233
                                                   ----------------------------------------------
         Total current                               21,353             22,188             12,278
                                                   ----------------------------------------------

         Deferred provision (benefit):
              Federal                                (1,524)            (2,193)            (2,252)
              State                                      24               (313)              (251)
              Foreign                                   777                166              3,545
                                                   ----------------------------------------------
         Total deferred                                (723)            (2,340)             1,042
                                                   ----------------------------------------------

         Total provision for income taxes          $ 20,630           $ 19,848           $ 13,320
                                                   ==============================================

The exercise of nonqualified stock options resulted in state and federal income tax benefits to Artesyn related to the difference between the fair market price of the stock at the date of exercise and the exercise price. In fiscal years 2000, 1999, and 1998, the provision for income taxes excludes current tax benefits of $8,989,000, $3,391,000, and $5,011,000, respectively, related to the exercise of stock options credited directly to additional paid-in capital.

Income taxes have not been provided on the undistributed earnings of Artesyn's foreign subsidiaries, which approximated $106.0 million as of December 29, 2000, as Artesyn does not intend to repatriate such earnings.

The components of Artesyn's income before provision for income taxes consist of the following ($000s):

                                                    2000            1999           1998
       ----------------------------------------------------------------------------------
       U.S.                                       $ 33,805        $35,373        $25,240
       Foreign                                      30,078         27,837         15,124
                                               ------------------------------------------
       Total income from continuing
         operations before income taxes           $ 63,883        $63,210        $40,364
                                               ==========================================

Artesyn's effective tax rate differs from the U.S. statutory federal income tax rate due to the following:

                                                 2000        1999       1998
     ---------------------------------------------------------------------------
     U.S. federal statutory tax rate             35.0%       35.0%       35.0%
     Foreign tax effects                         (7.6)       (7.0)       (1.3)
     Permanent items -non-deductible              0.4         0.6         0.8
     Change in the valuation allowance            -          (1.3)       (4.2)
     State income tax effect, net of federal
     benefit                                      4.5         3.3         2.2
     Other                                        -           0.8         0.5
                                               ---------------------------------
     Effective income tax rate                   32.3%       31.4%       33.0%
                                               =================================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Artesyn's deferred tax assets and deferred tax liabilities as of December 29, 2000 and December 31, 1999 are as follows ($000s):

                                                    2000              1999
     --------------------------------------------------------------------------
     Current Deferred Tax Assets
          Inventory reserves                      $   5,282          $  3,698
          Other accrued liabilities                   5,962             5,036
          Allowance for doubtful accounts             1,308             1,132
                                                 ------------------------------
                                                   $ 12,552          $  9,866
                                                 ==============================

     Long-Term Deferred Tax Assets
          Lease liabilities                       $   1,033          $  1,751
          Other accrued liabilities                     553             1,009
          Net operating loss carryforwards            2,342               813
          Valuation allowance                        (2,342)                -
                                                 ------------------------------
                                                  $   1,586          $  3,573
                                                 ==============================

     Long-Term Deferred Tax Liabilities
          Property, Plant and Equipment           $   6,830          $  4,856
          Goodwill                                      604               551
                                                 ------------------------------
                                                  $   7,434          $  5,407
                                                 ==============================

The valuation allowance as of December 29, 2000 is associated with pre-acquisition net operating loss carryforwards related to Spider and other subsidiaries.

8.   Earnings Per Share

The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potentially dilutive common stock. The reconciliation of the numerator and denominator of the EPS calculation is presented below ($000s except per share data):

                                                  2000        1999        1998
         -----------------------------------------------------------------------
         Basic EPS
            Net income                          $43,253     $43,362     $27,044
                                                -------------------------------

            Weighted average shares              37,666      37,272      38,369
                                                -------------------------------

            Per share - basic                   $  1.15     $  1.16     $  0.70
                                                ===============================

         Diluted EPS

            Net income                          $43,253     $43,362     $27,044
                                                -------------------------------

            Weighted average shares              37,666      37,272      38,369
            Effect of dilutive items:
              Stock options                       1,805       1,727       2,266
                                                -------------------------------
                                                 39,471      38,999      40,635
                                                -------------------------------

            Per share - diluted                 $  1.10     $  1.11     $  0.67
                                                ===============================

         Antidilutive weighted options              211         731         723
                                                ===============================

The above antidilutive weighted options to purchase shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive for the respective periods.

9.   Commitments and Contingencies

Legal Proceedings

Artesyn is a party to various legal proceedings, which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, Artesyn believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on Artesyn's consolidated results of operations, cash flows or financial position.

Purchase Commitments

Artesyn has long-term relationships pertaining to the purchase of certain raw materials with various suppliers through December 28, 2001. These purchase commitments are not expected to exceed Artesyn's usage requirements.

Lease Obligations

Artesyn is also obligated under non-cancelable operating leases for facilities and equipment that expire at various dates through 2005 and thereafter and contain renewal options at favorable terms. Future minimum annual rental obligations and non-cancelable sublease income are as follows ($000s):

                                                               Capital          Operating        Sublease
           Fiscal Year                                          Leases           Leases          Income
      ----------------------------------------------------------------------------------------------------
      2001                                                      $ 1,447           $ 9,926         $ 2,565
      2002                                                          270             9,336           2,561
      2003                                                          109             7,705             427
      2004                                                           47             7,246               -
      2005                                                            7             6,628               -
      Thereafter                                                      -             3,938               -
                                                             ---------------------------------------------
                                                                  1,880          $ 44,779         $ 5,553
                                                                             =============================
        Less amount representing interest                          (127)
                                                             -----------
           Present value of net minimum lease payments           $1,753
                                                             ===========

Rental expense under operating leases amounted to $10,108,000, $8,886,000 and $8,269,000 in fiscal years 2000, 1999 and 1998, respectively. Sublease income was $2,291,000, $2,192,000 and $2,257,000 for fiscal years 2000, 1999 and 1998, respectively.

A lease liability has been recorded for a leased manufacturing facility no longer deployed in Artesyn's operations. Although the facility is being subleased, the future lease obligations exceed future sublease income, thereby creating a loss contract. The aggregate minimum annual rental obligations and sublease income under this lease have been included in the lease commitments table presented above. The lease liability is estimated based on contract provisions and historical and current market rates. This estimate can be materially affected by changes in market conditions. This lease liability is included in Other Long-Term Liabilities in the Consolidated Statements of Financial Condition and amounted to $4.4 million as of December 29, 2000.

10.  Stock Repurchases

On July 22, 1998, Artesyn's Board of Directors authorized a share repurchase program to purchase up to 4.0 million shares of Artesyn's common stock in the open market or in privately-negotiated transactions, depending on market conditions and other factors. During fiscal years 2000, 1999, and 1998, Artesyn repurchased and retired 476,500, 1,860,700 and 1,211,500 shares, respectively, of its common stock for a total of approximately $9.2 million, $31.9 million and $19.4 million, respectively. All of such repurchases were funded with cash from operations. The excess of the cost of shares repurchased over par value was allocated to additional paid-in capital based on the pro rata share amount of additional paid-in capital for all shares with the difference charged to retained earnings.

11.  Stock-Based Compensation Plans

Employee Stock Options Plans

During 2000, Artesyn established the 2000 Performance Equity Plan ("PEP") under which it reserved 4,400,000 shares of common stock for granting of either incentive or nonqualified stock options to key employees and officers. This replaced the 1990 Performance Equity Plan, which expired in 2000. Under the current plan, both incentive and nonqualified stock options have been granted at prices not less than the fair market value on the date of each grant as determined by Artesyn's Board of Directors. The maximum term of the options is 10 years, although some options have been granted with a five-year term. Beginning with grants made in 1995, the majority of the options granted become exercisable after the price of Artesyn's common stock achieves certain levels for specified periods of time or upon the passage of a certain number of years from the date of grant. For grants made prior to 1995, options vest at the rate of 25% per year beginning one year from the date of grant. As of December 29, 2000, 2,949,150 stock options were reserved for future grants.

In December 1997, Artesyn completed a merger with Zytec Corporation ("Zytec"). Outstanding Zytec stock options as of the date of the merger were converted to Artesyn's stock options. The Zytec option activity and share prices have been restated to Artesyn's equivalents using the exchange ratio of 1.33 shares of Artesyn's common stock to one share of Zytec common stock. Zytec options generally expire six years from the date of grant, or three months after termination of employment, if earlier. Options vest at the rate of 20% per year beginning one year from the date of grant. No additional grants from the Zytec plans were allowed to be made after December 29, 1997.

Outside Directors Stock Options Plans

Artesyn established an Outside Directors Stock Option Plan in 1986, which was replaced by an updated plan in 1990. Under the current provisions of the plan, 1,000,000 shares of common stock are reserved for granting of nonqualified stock options to directors of Artesyn who are not employees of Artesyn at exercise prices not less than the fair market value on the date of each grant. Upon initial election or appointment to the Board of Directors and each year thereafter, outside directors shall receive an option to purchase 10,000 shares of common stock provided that they own a given number of shares of common stock of Artesyn based on a formula set forth in the plan. The options granted under both Outside Directors plans fully vest on the one-year anniversary of the date of grant. As of December 29, 2000, 340,000 stock options were reserved for future grants.

Artesyn applies APB No. 25, "Accounting for Stock Issued to Employees" and related Interpretations with supplemental disclosures in accounting for stock-based compensation. In accordance with APB 25, as the exercise price of Artesyn's stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized for its fixed stock option plans. Pro forma information regarding net income and earnings per share is required by SFAS 123 "Accounting for Stock-Based Compensation" and has been determined as if Artesyn had accounted for its employee and outside directors stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                            2000              1999               1998
       ------------------------------------------------------------------------------------
       Risk-free interest rate                   6.4%              5.5%               5.3%
       Dividend yield                               -                 -                  -
       Expected volatility                        96%               67%                70%
       Expected life                        4.5 years         2.9 years          2.7 years

Artesyn's pro forma information follows ($000s except per share data):

                                                    2000             1999              1998
       --------------------------------------------------------------------------------------
        Net Income         As reported            $43,253           $43,362          $27,044
                                            =================================================
                           Pro forma              $31,223           $36,680          $19,993
                                            =================================================

       EPS-Basic           As reported             $ 1.15            $ 1.16           $ 0.70
                                            =================================================
                           Pro forma                $0.83            $ 0.98           $ 0.52
                                            =================================================

       EPS-Diluted         As reported             $ 1.10            $ 1.11           $ 0.67
                                            =================================================
                           Pro forma                $0.80            $ 0.95           $ 0.50
                                            =================================================

The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results.

The following table summarizes activity under all plans for the years ended 2000, 1999 and 1998:

                                                       2000                              1999                        1998
------------------------------------------------------------------------------------------------------------------------------------
                                                            Weighted-average                  Weighted                      Weighted
                                                                                              -average                      -average
                                                              exercise                        exercise                      exercise
                                             Options           price            Options        price           Options       price
                                            ----------------------------------------------------------------------------------------
Options outstanding, beginning of year        5,531,633          $14.30         6,386,197         $12.01       6,178,804      $10.53
Options granted                               1,855,500           24.03           909,055          22.99       1,266,000       16.61
Options exercised                            (1,631,877)          11.78        (1,105,082)          9.03        (712,784)       6.49
Options canceled                               (376,278)          18.65          (658,537)         13.46        (345,823)      13.91
                                            ----------------------------------------------------------------------------------------
Options outstanding, end of year

                                              5,378,978          $18.14         5,531,633         $14.30       6,386,197      $12.01
                                            ===============                   =============                  =============
Options exercisable, end of year              2,570,206          $14.55         2,858,549         $12.03       2,763,093      $10.45
                                            ===============                   =============                  =============
Weighted-average fair value of
     options granted during the year

                                                 $16.65                            $10.96                          $7.88
                                            ===============                   =============                  =============

The following table summarizes information about stock options outstanding at December 29, 2000:

                                        Options Outstanding                          Options Exercisable
----------------------------------------------------------------------------------------------------------------
                                             Weighted-
                                              Average
                                             Remaining         Weighted-                               Weighted-
     Range of              Number           Contractual         Average            Number              Average
     Exercise            Outstanding           Life             Exercise         Exercisable           Exercise
      Prices             at 12/29/00          (Years)            Price           at 12/29/00            Price
----------------------------------------------------------------------------------------------------------------
   $2.26 - 9.02                648,174         2.47                  $3.97             564,330            $3.60
   9.30 - 11.63                571,558         2.76                  10.08             269,336            10.39
  12.81 - 15.13                269,368         3.00                  14.50             119,462            14.48
      16.00                    623,493         3.59                  16.00             622,993            16.00
  16.44 - 18.00                549,250         5.47                  17.53             346,750            17.94
  18.25 - 21.25                550,710         5.20                  19.46             287,391            19.55
  21.75 - 23.45                 68,500         6.64                  22.45              57,000            22.28
      23.56                  1,007,050         4.37                  23.56                   -                -
  23.81 - 24.88                704,125         4.43                  24.62             248,600            24.84
  24.94 - 41.56                386,750         4.37                  32.14              54,344            28.85
                       -----------------------------------------------------------------------------------------

  $2.26 - 41.56              5,378,978         4.04                $ 18.14           2,570,206          $ 14.55
                       ================                                        ================

Employee Stock Purchase Plans

In May 1996, Artesyn's Board of Directors established an employee stock purchase plan that allows substantially all employees to purchase shares of Artesyn's common stock. Under the terms of the plan, eligible employees may purchase shares of common stock through the accumulation of payroll deductions of at least 2% and up to 10% of their base salary. The purchase price is an amount equal to 85% of the market price determined on the tenth trading day following each three-month offering period. Artesyn's policy is to purchase these shares on the open market rather than issue them from treasury; therefore, the 15% employee discount is currently being recognized as compensation expense. Such amounts were not significant in fiscal years 2000, 1999, and 1998. Employees purchased 16,926, 40,792, and 51,997 shares in fiscal years 2000, 1999, and 1998, respectively.

12.  Employee Benefit Plans

Artesyn provides retirement benefits to its employees through the Artesyn Technologies, Inc. Employees' Thrift and Savings Plan (the "Plan"). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees. The Plan permits substantially all United States employees to contribute up to 20% of their base compensation (as defined) to the Plan, limited to a maximum amount as set by the Internal Revenue Service. Artesyn may, at the discretion of the Board of Directors, make a matching contribution to the Plan. Costs charged to operations for matching contributions were approximately $1,289,000, $1,462,000, and $1,415,000, respectively, for fiscal 2000, 1999, and 1998.

Substantially all employees of Artesyn's Austrian subsidiary are entitled to benefit payments under a severance plan. The benefit payments are based primarily on the employees' salaries and the number of years of service and are paid upon the employees' voluntary retirement. At December 29, 2000 and December 31, 1999, Artesyn had recorded a liability of $1,399,000 and $1,080,000, respectively, related to this severance plan. Artesyn recorded $97,000, $361,000, and $261,000 in severance expense during 2000, 1999, and 1998, respectively. Artesyn has invested in Austrian bonds of $393,000 and $332,000 at December 29, 2000 and December 31, 1999, respectively, to partially fund the severance plan as required by Austrian law.

13.  Derivative Financial Instruments

From time to time, Artesyn enters into foreign currency forward contracts and interest rate swap agreements to manage the risks associated with foreign currency-denominated transaction and variable rate debt. Contracts are denominated in the same currency in which the projected foreign cash flow are expected to occur or the underlying debt is held. These contracts generally have maturities of less than one year.

Foreign Currency Forward Contracts

At December 29, 2000, Artesyn's outstanding notional amount for currency forward contracts was approximately $17.0 million. At December 31, 1999, Artesyn's outstanding notional amounts for currency forward contracts and purchased option contracts were approximately $27.2 million. We recognize the gains and losses from foreign currency exchange contracts as a component of operating expenses as we recognize the underlying transactions. These gains and losses were not material for any period presented in Artesyn's consolidated financial statements.

Interest Rate Instruments

On July 14, 1997, Artesyn entered into two interest rate swap agreements with a bank pursuant to which it exchanged its floating rate interest obligations on the aggregate 52.2 million Deutsche Marks notional principal loan amount for a fixed rate payment obligation at 4.83% per annum for a seven-year period beginning August 1, 1997. The fixing of the interest rates for these periods offsets Artesyn's exposure to the uncertainty of floating interest rates during the term of the loans. The differential paid or received on these interest rate swaps is recognized as an adjustment to interest expense. As of December 29, 2000 the swaps apply to $18.5 million of the current outstanding balance under the Deutsche Mark denominated borrowings (see Note 6).

Adoption of SFAS No. 133

Artesyn adopted SFAS No. 133, as amended, on December 30, 2000. The adoption in each of the above instruments of SFAS No. 133 will result in a $1.3 million increase in total assets and a $0.9 million increase, net of tax, in shareholders' equity in our financial statements at December 30, 2000.

14.  Business Segment and Geographic Information

Artesyn operates in one industry segment encompassing the design, development, manufacture, sale and service of electronic products and subsystems. Artesyn sells its products directly to Original Equipment Maunfacturers ("OEM's") and also to a network of industrial and retail distributors throughout the world. Artesyn's principal markets are in the United States, Europe and Asia-Pacific, with the United States and Europe being the largest based on sales. Artesyn's principal market focus is on the communications industry. Sales are in U.S. dollars and certain European currencies. Intercompany sales are in U.S. dollars and are based on cost plus a reasonable profit. As Artesyn operates and tracks its results in one operating segment, certain disclosure requirements are not applicable.

Information about Artesyn's operations in different geographical regions is shown below. Sales are attributed to geographical areas based on selling location. Long-lived assets consist of property, plant and equipment, net at year-end. ($000s):

                                                    2000             1999              1998
        ----------------------------------------------------------------------------------------
        Sales
        United States                             $ 499,836         $408,717          $356,922
        Austria                                      88,872           96,583            83,261
        Ireland                                      54,451           42,536            40,045
        Hong Kong/PRC                                34,179           33,389            31,443
        Other foreign countries                      12,745           12,930            20,721
                                                ------------------------------------------------
             Total sales                          $ 690,083         $594,155          $532,392
                                                ================================================

        Long-Lived Assets
        United States                              $ 46,025        $  39,688          $ 36,841
        Austria                                       7,917            9,431             9,172
        Ireland                                       5,903            5,842             6,157
        Hong Kong/PRC                                37,219           30,799            20,025
        Other foreign countries                       7,995            2,708             2,837
                                                ------------------------------------------------
             Total long-lived assets              $ 105,059        $  88,468         $  75,032
                                                ================================================

The following table includes sales to customers in excess of 10% of total sales:

                                             2000         1999         1998
          ----------------------------------------------------------------------

          Customer  A                         14%          17%          17%
          Customer  B                         11%          13%          10%
          Customer  C                         10%          12%          11%

15.  Selected Consolidated Quarterly Data (Unaudited)

Data in the table below is presented on a 13-week period ($000s Except Per Share
Data).

                                                   First           Second            Third          Fourth
                                                  Quarter          Quarter          Quarter        Quarter
        --------------------------------------------------------------------------------------------------
Fiscal 2000
        Sales                                     $159,619        $164,322         $182,493       $183,649
        Gross profit                                41,055          45,160           50,272         44,498
        Net income                                  10,610          10,581           13,106          8,956
             Per share - basic                        0.29            0.28             0.35           0.23
                       - diluted                      0.28            0.27             0.33           0.22

        Stock price per common share
             High                                    22.38           32.13            43.13          47.75
             Low                                     15.75           17.19            26.25          12.75

        Fiscal 1999
        Sales                                     $135,116        $150,427         $152,793       $155,819
        Gross profit                                33,541          38,117           40,924         41,096
        Net income                                   7,311          10,410           12,469         13,172
             Per share - basic                        0.20            0.28             0.33           0.35
                         - diluted                    0.19            0.27             0.32           0.34

        Stock price per common share
             High                                    19.75           22.75            26.00          23.63
             Low                                     11.81           12.00            18.13          15.00

The sum of the quarterly earnings per share amounts differs from those reflected in Artesyn's Consolidated Statements of Operations due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

16.  Events Subsequent to Date of Auditor's Report (Unaudited)

Effective January 23, 2001, Artesyn acquired 100% of the capital stock of Real Time Digital, Inc. of Wall, New Jersey ("RTD"). RTD is considered a world class developer of Digital Signal Processor ("DSP") software and high-density DSP board level products for the Voice Over IP market. With this acquisition, Artesyn will expand its voice over packet product offerings to include additional solutions for voice over IP gateways, media gateways, and media servers. The purchase price was approximately $3.4 million along with contingent earn-out payments of up to $7.0 million. The acquisition will be accounted for as a purchase.

Effective January 23, 2001, Artesyn entered into a credit agreement with a syndicate of banks which provided a three-year, multi-currency $275 million credit facility. The new revolving facility, which expires on March 31, 2004, replaces Artesyn's previous $200 million credit line. The agreement provides for various interest rate options on the facility initially based on London Interbank Offer Rates plus 1.00% and includes a fee of .225% on the unused balance, and a 0.125% commitment fee. The agreement contains certain restrictive covenants that, among other things, require Artesyn to maintain certain financial ratios and limit the purchase, transfer or distribution of Artesyn's assets. The funds are to be used for the repayment of Artesyn's existing bank debt and for other general corporate purposes. As of December 29, 2000, $72.8 million was outstanding on the previous revolving credit facility, leaving $127.2 remaining on the previous revolving credit facility. On January 23, 2001, the existing bank loans of $91.7 million, which had increased due to borrowings made in January 2001, were repaid from borrowings under the new revolving credit facility. Any amounts outstanding under the revolver are due on March 31, 2004. The fair value of the debt, based upon discounted cash flow analysis using current market interest rates, approximates its carrying value.

On February 8, 2001, VLT, Inc. ("VLT") and Vicor Corporation ("Vicor") filed a suit in the United States District Court of Massachusetts alleging that Artesyn has infringed and is infringing on U.S. Reissue Patent No. 36,098 (the "`098 Patent") entitled "Optimal Resetting of The Transformer's Core in Single Ended Forward Converters. The `098 Patent is a reissue of United States Patent No. 4,441,146, which issued on April 3, 1984. The `098 Patent is the subject of litigation in an action captioned Vicor Corp. v Unitrode Corp., (D. Mass.), in which the court recently rejected certain arguments that the `098 Patent is invalid. In the action against Artesyn, VLT and Vicor have alleged that they are, respectively, the owner and a licensee of the `098 Patent and that Artesyn has manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. The suit requests that Artesyn pay damages, including lost profits, interest, attorneys' fees and increased damages. Artesyn cannot predict what impact, if any, the ultimate outcome of this matter might have on the consolidated statements. Artesyn believes it has strong defenses to the plaintiffs' claims against it and intends to vigorously assert them.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Items 10, 11, 12 AND 13.

The information called for by that portion of Item 10 which relates to the Directors of the Company, and by Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference to Artesyn's definitive proxy statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 29, 2000. That portion of Item 10, which relates to Executive Officers of Artesyn appears as
Item 4A of Part I of this Report.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8K

(a)  Financial Statements, Financial Statement Schedules and Exhibits

     (1)  Financial Statements

The following consolidated financial statements of Artesyn Technologies, Inc. and subsidiaries are filed as part of this Form 10-K:

     Description                                                            Page
     -----------                                                            ----

     Report of Independent Certified Public Accountants                      21

     Consolidated Statements of Operations                                   22

     Consolidated Statements of Financial Condition                          23

     Consolidated Statements of Cash Flows                                   24

     Consolidated Statements of Shareholders' Equity and
       Comprehensive Income                                                  25

     Notes to Consolidated Financial Statements                              26

     (2)  Financial Statement Schedules

The following information is filed as part of this Form 10-K:

     Report of Independent Certified Public Accountants On Schedule          46

     Schedule II - Valuation and Qualifying Accounts                         47

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

10.9 1990 Performance Equity Plan - incorporated by reference to Exhibit 10.26 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.10  1990 Outside Directors' Stock Option Plan - incorporated by reference to
       Exhibit 10.27 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.11 Employment agreement, dated as of January 1, 2000, by and between Artesyn Technologies, Inc., a Florida Corporation, and Joseph M. O'Donnell - incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

10.12 Employment agreement, dated as of January 1, 2000, by and between Artesyn Technologies, Inc., a Florida Corporation, and Richard J. Thompson - incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

10.13 Grant Agreement, dated October 26, 1994, by and among the Industrial Development Authority of Ireland, Power Products Ltd. and Computer Products, Inc. - incorporated by reference to Exhibit 10.43 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1994

10.14  1996 Employee Stock Purchase Plan - incorporated by reference to Exhibit
       10.45 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

10.15  Performance Equity Plan as amended - incorporated by reference to Exhibit
       10.46 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

10.16  1996 Executive Incentive Plan - incorporated by reference to Exhibit
       10.48 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

10.17  Executive Stock Ownership Plan - incorporated by reference to Exhibit
       10.49 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

10.18 Agreement by and between Oates Business Park and the Company dated May 1, 1995 regarding the leasing of certain premises and real property located in Lincoln, California - Incorporated by reference to Exhibit 10.26 to Form 10-K of Zytec Corporation for the year ended December 31, 1995 (File No. 0-22428).

10.19 Agreement and Addendum by and between Buzz Oates Enterprise and the Company dated September 15, 1995, as amended December 8, 1995, and as second amended March 8, 1996, and as third amended May 14, 1996, and as fourth amended November 8, 1996, regarding the leasing of certain premises and real property located in Lincoln, California - Incorporated by reference to Exhibit 10.19 to Form 10-K of Zytec Corporation for the year ended December 31, 1996.

10.20 Agreement by and between Superior Investments I, Inc. and the Company dated January 22, 1996 regarding the leasing of certain premises and real property located in Broomfield, Colorado - Incorporated by reference to
       Exhibit 10.27 to Form 10-K of Zytec Corporation for the year ended December 31, 1995. (File No. 0-22428).

10.21 Rental Agreement by and between Schrack Elektronik Aktiengesellschaft and IMMORENT-Weiko Grundverwertungsgesellschaft m.b.H. dated March 14, 1985 (English translation) regarding the leasing of certain real property located in Kindberg, Austria - Incorporated by reference to Exhibit 10.70 to Zytec Corporation's Registration Statement on Form S-1 (File No. 33-68822).

10.22 Real Estate Lease Agreement by and between IMMORENT - Weiko Grundverwertungsge-sellschaft m.b.H. and Schrack Elektronik Aktiengesellschaft dated December 16, 1984 (English translation) regarding the leasing of certain real property located in Kindberg, Austria - Incorporated by reference to Exhibit 10.71 to Zytec Corporation's Registration Statement on Form S-1 (File No. 33-68822).

10.23 Lease (Rental) Agreement by and between Schrack Telecom AG and Schrack Power Supply Gesellschaft m.b.H. dated February 19, 1991 (English translation) regarding the leasing of certain property located in Kindberg, Austria - Incorporated by reference to Exhibit 10.72 to Zytec Corporation's Registration Statement on Form S-1 (File No. 33-68822).

10.24 Sublease (Subrental) Agreement by and between Schrack Power Supply Gesellschaft m.b.H. and Schrack Power Supply Gesellschaft m.b.H. dated February 14, 1991 (English translation) regarding the leasing of certain property located in Kindberg, Austria - Incorporated by reference to
       Exhibit 10.73 to Zytec Corporation's Registration Statement on Form S-1 (File No. 33-68822).

10.25 Sublease (Subrental) Agreement by and between Schrack Power Supply Gesellschaft m.b.H. and Schrack Telecom AG dated February 14, 1991 (English translation) regarding the leasing of certain property located in Kindberg, Austria - Incorporated by reference to Exhibit 10.74 to Zytec Corporation's Registration Statement on Form S-1 (File No. 33-68822).

10.26 Third Addendum to Lease Agreement between Zytec Corporation and Superior Investments I, Inc. dated May 23, 1997 - Incorporated by reference to
       Exhibit 10.2 to Form 10-Q of Zytec Corporation for the quarter ended June 29, 1997.

10.27 Fourth Addendum to Lease Agreement between Zytec Corporation and Superior Investments I, Inc. dated June 27, 1997- Incorporated by reference to
       Exhibit 10.3 to Form 10-Q of Zytec Corporation for the quarter ended June 29, 1997.

10.28 1990 Outside Directors Stock Option Plan as amended March 8, 1999 - Incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 filed with the Commission on August 13, 1999.

10.29 Outside Directors' Retirement Plan effective October 17, 1989, as amended January 25, 1994, August 15, 1996, January 29, 1998 and October 28, 1999,
       incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K for the period ended December 31, 1999.

10.30 Acquisition agreement, dated July 31, 2000, by and among Artesyn Technologies, Inc., Artesyn North America, Inc., and Azcore Technologies, Inc. - incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000

10.31 Product Development and Technology Transfer Agreement, dated May 12, 2000, between Artesyn North America, Inc. a Delaware Corporation, and E-Power Co., Ltd., a company organized and existing under the laws of the People's Republic of China - incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000

10.32 Credit Agreement dated January 23, 2001, among and between Artesyn Technologies, Inc., and certain of its subsidiaries, Bank of America, Inc., The Bank of Nova Scotia, Suntrust Bank, First Union National Bank, and Banc of America LLC. - incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on January 30, 2001.

10.33 Share Purchase Agreement dated March 24, 2000, between and among Artesyn Communications Products UK Ltd., and Zozma Investments Limited, and David Noble.


21     List of subsidiaries of the Registrant.

23     Consent of Arthur Andersen LLP.

27     Financial data schedule.

(b)    Reports on Form 8-K
       -------------------

During the thirteen-week period ended December 29, 2000, Artesyn did not file any reports on Form 8-K.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE


To Artesyn Technologies, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Artesyn Technologies, Inc. and subsidiaries and have issued our report thereon dated January 22, 2001. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  January 22, 2001.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS For the Years Ended on the Friday Nearest December 31 ($000s)

+-------------------------------------+----------------+--------------------------+---------------------------+-----------------+
|             COLUMN A                |    COLUMN B    |        COLUMN C          |         COLUMN D          |      COLUMN E   |
+-------------------------------------+----------------+--------------------------+---------------------------+-----------------+

                                                       +--------------------------+
                                                       |        Additions         |
                                      +----------------|-------------+------------|                           +-----------------+
                                      |                |   Charged   |  Charged   |---------------------------|                 |
                                      |   Balance at   |     to      |     to     |         Deductions        |   Balance at    |
                                      |  Beginning of  |   Costs &   |   Other    |--------------+------------|     End of      |
             Description              |    Period      |  Expenses   |  Accounts  | Description  |   Amount   |      Period     |
--------------------------------------+----------------+-------------+------------+--------------+------------+-----------------+
Fiscal Year 2000:
Reserve deducted from asset to
   which it applies:
Allowance for doubtful
   accounts                                $2,737            $2,409        $    -       (2)           $1,575         $3,571
Restructuring reserve                         571                                       (1)              163            408
Valuation allowance for deferred tax
   assets                                       -                 -         2,342                          -          2,342

Fiscal Year 1999:
Reserve deducted from asset to
  which it applies:
Allowance for doubtful
   accounts                                $1,875            $  890        $    -       (2)           $   28         $2,737
Restructuring reserve                       2,795                 -             -       (1)            2,224            571

Fiscal Year 1998:
Reserve deducted from asset to
   which it applies:
Allowance for doubtful
   accounts                                $1,737            $  138        $    -                     $    -         $1,875
Restructuring reserve                           -             5,958             -       (1)            3,163          2,795

(1)   This amount relates to payments.
(2)   The reduction relates to charge-offs.

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

                                       ARTESYN TECHNOLOGIES, INC.
                                       --------------------------
                                               (Registrant)


Dated: March 1, 2001                   By: /s/ Joseph M. O'Donnell
                                          --------------------------------------
                                           Joseph M. O'Donnell
                                           Co-Chairman of the Board,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                      Title                                   Date


/s/ Joseph M. O'Donnell        Co-Chairman of the Board,               3/1/01
---------------------------    President and Chief Executive
Joseph M. O'Donnell            Officer, Director


/s/ Ronald D. Schmidt          Co-Chairman of the Board                3/1/01
---------------------------
Ronald D. Schmidt


/s/ Richard J. Thompson        Vice President-Finance,                 3/1/01
---------------------------    Chief Financial Officer,
Richard J. Thompson            and Secretary


/s/ Edward S. Croft, III       Director                                3/1/01
---------------------------
Edward S. Croft, III


/s/ Dr. Fred C. Lee            Director                                3/1/01
---------------------------
Dr. Fred C. Lee


/s/ Lawrence J. Matthews       Director                                3/1/01
---------------------------
Lawrence J. Matthews


/s/ Stephen A. Ollendorff      Director                                3/1/01
---------------------------
Stephen A. Ollendorff

/s/ Phillip A. O'Reilly        Director                                3/1/01
---------------------------
Phillip A. O'Reilly


/s/ Bert Sager                 Director                                3/1/01
---------------------------
Bert Sager


/s/ A. Eugene Sapp, Jr.        Director                                3/1/01
---------------------------
A. Eugene Sapp, Jr.


/s/ Lewis Solomon              Director                                3/1/01
---------------------------
Lewis Solomon


/s/ John M. Steel              Director                                3/1/01
---------------------------
John M. Steel

                                INDEX TO EXHIBITS


Exhibit
No.                   Description
--------------------------------------------------------------------------

10.33 Share Purchase Agreement dated March 24, 2000, between and among Artesyn Communications Products UK Ltd., and Zozma Investments Limited, and David Noble.

21        List of subsidiaries of the Registrant

23        Consent of Arthur Andersen LLP