Form 10-Q
period 2001-03-30
ARTESYN TECHNOLOGIES INC
filed 2001-05-11
CIK 23071

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                           Commission File No. 0-4466

                           Artesyn Technologies, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                                     Florida
                                     -------
         (State or other jurisdiction of incorporation or organization)

                                                7900 Glades Road, Suite 500,
           59-1205269                                  Boca Raton, FL
           ----------                                  --------------
       (I.R.S. Employer                             (Address of principal
    Identifications Number)                           executive offices)

                  (561) 451-1000                                        33434
                  --------------                                        -----
(Registrant's phone number, including area code)                      (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of April 27, 2001 was 38,185,767 shares.

================================================================================

                           Artesyn Technologies, Inc.

                               Index to Form 10-Q

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements:

         Statements of Operations - For the Thirteen Weeks
         Ended March 30, 2001 and March 31, 2000                              3

         Statements of Financial Condition - March 30, 2001
         and December 29, 2000                                                4

         Statements of Cash Flows - For the Thirteen
         Weeks Ended March 30, 2001 and March 31, 2000                        5

         Statement of Shareholders' Equity and Comprehensive
         Loss - For the Thirteen Weeks Ended March 30, 2001                   6

         Notes to Condensed Consolidated Financial
         Statements                                                        7-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              12-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          16


PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    17

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           ARTESYN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                   (Unaudited)

                                                          Thirteen Weeks Ended
                                                        -----------------------
                                                        March 30,     March 31,
                                                          2001          2000
                                                        ---------     ---------
Sales                                                   $ 150,274     $ 159,619
Cost of Sales                                             125,511       118,564
                                                        ---------     ---------
Gross Profit                                               24,763        41,055
                                                        ---------     ---------
Expenses
  Selling, general & administrative                        15,929        14,281
  Research & development                                   12,204        10,295
  Amortization of goodwill                                  1,966           535
                                                        ---------     ---------
                                                           30,099        25,111
                                                        ---------     ---------
Operating Income (Loss)                                    (5,336)       15,944
                                                        ---------     ---------
Other Income (Expense)
  Interest expense                                         (2,001)         (890)
  Interest income                                             370           322
                                                        ---------     ---------
                                                           (1,631)         (568)
                                                        ---------     ---------

Income (Loss) before Income Taxes                          (6,967)       15,376

Provision (Benefit) for Income Taxes                       (2,229)        4,766
                                                        ---------     ---------
Net Income (Loss)                                       $  (4,738)    $  10,610
                                                        =========     =========
Earnings (Loss) per Share
   Basic                                                $   (0.12)    $    0.29
                                                        =========     =========
   Diluted                                              $   (0.12)    $    0.28
                                                        =========     =========
Common and Common Equivalent Shares Outstanding
   Basic                                                   38,250        37,121
   Diluted                                                 38,250        38,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in Thousands Except Share Data)
                                   (Unaudited)

                                                                    March 30,    December 29,
                                                                      2001          2000
                                                                    ---------     ---------
ASSETS
Current Assets
   Cash and equivalents                                             $  20,613     $  34,383
   Accounts receivable, net                                           103,801       122,377
   Inventories                                                        175,031       150,462
   Prepaid expenses and other                                           6,993         6,886
   Deferred income taxes, net                                          12,552        12,552
                                                                    ---------     ---------
     Total current assets                                             318,990       326,660
                                                                    ---------     ---------
Property, Plant & Equipment, net                                      111,515       105,059
                                                                    ---------     ---------
Other Assets
   Goodwill, net                                                       63,702        62,880
   Deferred income taxes                                                1,586         1,586
   Other assets                                                         3,409         1,630
                                                                    ---------     ---------
     Total other assets                                                68,697        66,096
                                                                    ---------     ---------
                                                                    $ 499,202     $ 497,815
                                                                    =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt and capital leases          $   1,271     $   1,512
   Accounts payable and accrued liabilities                           127,550       149,035
                                                                    ---------     ---------
     Total current liabilities                                        128,821       150,547

Long-term debt and capital leases                                     106,879        73,301
Deferred income tax liabilities                                         7,424         7,434
Other long-term liabilities                                            10,025        10,021
                                                                    ---------     ---------
     Total liabilities                                                124,328        90,756
                                                                    ---------     ---------
   Total liabilities                                                  253,149       241,303
                                                                    ---------     ---------
Commitments and Contingencies
Shareholders' Equity
   Preferred stock, par value $.01; 1,000,000 shares authorized;
     none issued                                                           --            --
   Common stock, par value $.01; 80,000,000 shares authorized;
     38,246,647 issued and outstanding at March 30, 2001
     (38,282,007 shares at December 29, 2000)                             382           383
   Additional paid-in capital                                         121,577       121,360
   Retained earnings                                                  144,005       149,873
   Accumulated other comprehensive loss                               (19,911)      (15,104)
                                                                    ---------     ---------
     Total shareholders' equity                                       246,053       256,512
                                                                    ---------     ---------
                                                                    $ 499,202     $ 497,815
                                                                    =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                Thirteen Weeks Ended
                                                                March 30,   March 31,
                                                                  2001         2000
                                                                --------     --------
Operating Activities:
   Net income (loss)                                            $ (4,738)    $ 10,610
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                               7,886        5,668
       Tax benefit from exercise of stock options                    200        1,140
       Other non-cash charges                                      2,632        2,886
   Changes in operating assets and liabilities:
       Accounts receivable                                        16,779       (5,826)
       Inventories                                               (30,206)      (4,785)
       Prepaid expenses and other                                 (2,379)        (951)
       Accounts payable and accrued liabilities                  (20,067)      (8,267)
                                                                --------     --------
Net Cash Provided by (Used In) Operating Activities              (29,893)         475
                                                                --------     --------
Investing Activities:
   Capital expenditures                                          (13,523)      (8,197)
   Proceeds from sale of property, plant and equipment                14          857
   Purchase of Real Time Digital, Inc., net of cash acquired      (3,326)          --
   Purchase of Spider Software, Ltd., net of cash acquired            --      (27,948)
                                                                --------     --------
Net Cash Used in Investing Activities                            (16,835)     (35,288)
                                                                --------     --------
Financing Activities:
   Principal payments on debt and capital leases                    (526)        (531)
   Proceeds from revolving credit loans, net of costs             34,933       38,933
   Repurchases and retirement of common stock                     (1,459)      (5,373)
   Proceeds from exercises of stock options                          345        1,919
                                                                --------     --------
Net Cash Provided by Financing Activities                         33,293       34,948
                                                                --------     --------
Effect of Exchange Rate Changes on Cash and Equivalents             (335)        (552)
                                                                --------     --------
Decrease in Cash and Equivalents                                 (13,770)        (417)

Cash and Equivalents, Beginning of Period                         34,383       37,562
                                                                --------     --------
Cash and Equivalents, End of Period                             $ 20,613     $ 37,145
                                                                ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                   For the Thirteen Weeks Ended March 30, 2001
                             (Amounts in Thousands)
                                   (Unaudited)

                                    Common Stock                                        Accumulated Other Comprehensive Loss
                               -----------------------                                 -------------------------------------
                                                           Additional                                Changes in
                                                            Paid-In      Retained      Currency    Fair Value of
                                Shares         Amount       Capital      Earnings     Translation   Derivatives      Total
                               ---------     ---------     ---------     ---------     ---------     ---------     ---------
Balance, December 29, 2000        38,282     $     383     $ 121,360     $ 149,873     $ (15,104)
Issuance of common stock
    under stock option
    plans                             69                         345
Tax benefit from
    exercises of stock
    options                                                      200
Repurchases and
    retirement of common
    stock                           (104)           (1)         (328)       (1,130)
Net loss                                                                    (4,738)                                $  (4,738)
Other comprehensive loss
    - changes in  value
    of derivative financial
    instruments, net of
    tax benefit of $106                                                                              $    (225)         (225)
Other comprehensive loss
    - foreign currency
    translation adjustment,
    net of tax benefit of
    $ 2,155                                                                               (4,582)                     (4,582)
                                                                                                                   ---------
Comprehensive loss                                                                                                 $  (9,545)
                               ---------     ---------     ---------     ---------     ---------     ---------     =========
Balance, March 30, 2001           38,247     $     382     $ 121,577     $ 144,005     $ (19,686)    $    (225)
                               =========     =========     =========     =========     =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           Artesyn Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 30, 2001
                                   (Unaudited)

1.       Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows of Artesyn Technologies, Inc. ("Artesyn"). The results of operations for the thirteen weeks ended March 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year 2001. In addition, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Artesyn's 2000 Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.       Inventories

The components of inventories are as follows ($000s):

                            March 30,    December 29,
                              2001          2000
                            --------      --------
         Raw materials      $ 97,210      $ 87,419
         Work-in-process      20,167        17,166
         Finished goods       57,654        45,877
                            --------      --------
                            $175,031      $150,462
                            ========      ========

3.       Property Plant & Equipment, Net

Related accumulated depreciation and depreciation expense was $104.9 million and $100.3 million at March 30, 2001 and December 29, 2000, respectively. Depreciation expense was $5.7 million and $5.0 million for the thirteen weeks ended March 30, 2001 and March 31, 2000, respectively.

4.       Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are as follows
($000s):

                                         March 30,    December 29,
                                           2001          2000
                                         --------      --------
         Accounts payable                $ 70,699      $ 85,383
         Accrued liabilities:
            Compensation and benefits      17,525        21,312
            Income taxes payable           12,446        15,121
            Warranty reserve                7,949         8,140
            Commissions                     1,514         2,763
            Other                          17,417        16,316
                                         --------      --------
                                         $127,550      $149,035
                                         ========      ========

At March 30, 2001 and December 29, 2000, other accrued liabilities consisted primarily of accruals for professional fees, consulting fees, subcontracting fees, interest, fair value of interest rate swap derivatives and other taxes. Additionally included in other accrued liabilities is a reserve balance of approximately $376,000, comprised of approximately $255,000 for employee termination benefits and approximately $121,000 for facility closures resulting from Artesyn's restructuring plan. Cash payments for facility closures and termination benefits totaled $32,000 for the thirteen weeks ended March 30, 2001. The remaining amount of cash payments related to the reserve are expected to be made in fiscal year 2001.

5.       Acquisitions

On January 23, 2001, Artesyn acquired 100% of the capital stock of Real Time Digital, Inc. ("RTD") of Wall, New Jersey. RTD is a developer of Digital Signal Processor software and high-density board-level products for the voice and media gateways that manage the transmission of information from the circuit-based public telephone network into the Internet. The purchase price consisted of $3.3 million in cash, net of cash acquired, and additional contingent payments of up to $7.0 million based on certain product development milestones in fiscal year 2001 and fiscal year 2002. The acquisition was accounted for under the purchase method of accounting. Accordingly, approximately $3.4 million in goodwill was recorded related to the acquisition of RTD, representing the excess of the purchase price over the estimated fair value of net assets acquired and transaction costs. The goodwill is being amortized over 10 years. The results of operations of RTD have been included in Artesyn's Consolidated Financial Statements from the date of acquisition.

Effective March 27, 2000, Artesyn acquired 100% of the capital stock of Spider Software Limited ("Spider") based in Edinburgh, Scotland. Spider supplies embedded telecommunications and networking software to the communications marketplace. The purchase price included approximately $33 million of fixed cash payments, of which $28 million was paid in the first quarter of 2000 and the remaining $5 million will be paid in equal installments in March 2002 and March 2003. In addition, up to $11 million of additional contingent consideration is to be paid based on Spider's ability to achieve certain earnings targets through March 2003. The acquisition was accounted for under the purchase method of accounting. Accordingly, goodwill of approximately $35.2 million has been recorded, representing the excess of the purchase price over the estimated fair value of the net assets acquired and transaction costs. The goodwill is being amortized over 6 years. The results of operations of Spider have been included in Artesyn's Consolidated Financial Statements from the date of acquisition.

The initial earnings measurement period related to the Spider contingent payments ended March 30, 2001, resulting in the recording of $1.2 million in additional purchase price. The earn-out payment will be made in the second quarter of fiscal year 2001.

On August 4, 2000, Artesyn acquired all of the capital stock of Azcore Technologies, Inc. ("Azcore") based in Tucson, Arizona. Azcore has certain products and technology in development that Artesyn believes will complement and enhance its current product offerings and provide significant long-term growth opportunities. The purchase price consisted of a $5.8 million cash payment, net of cash acquired, made in the third quarter of fiscal year 2000 and additional contingent payments of up to $8.0 million if Azcore's products meet certain developmental milestones through fiscal year 2001. The initial contingent payment related to the Azcore acquisition was made in the fourth quarter of 2000 for approximately $0.7 million. The acquisition was accounted for under the purchase method of accounting. Accordingly, $6.5 million in goodwill was recorded, representing the excess of the purchase price over the estimated fair value of the net assets acquired and transactions costs. The goodwill is being amortized over 20 years. The results of operations of Azcore have been included in Artesyn's Consolidated Financial Statements from the date of acquisition.

The following unaudited pro forma information presents the consolidated results of operations of Artesyn, Spider, Azcore and RTD as if the acquisitions had occurred at the beginning of the periods presented.

                                           Unaudited Consolidated Pro Forma
                                                      Information
                                            ($000's except per share data)
                                          -----------------------------------
                                                 Thirteen Weeks Ended
                                          -----------------------------------
                                          March 30, 2001       March 31, 2000
                                          --------------       --------------
   Sales                                     $150,296             $160,979
   Net income (loss)                           (4,769)               8,560
   Earnings (loss) per share - Basic            (0.12)                0.23
   Earnings (loss) per share - Diluted          (0.12)                0.22

The unaudited consolidated pro forma information has been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense resulting from goodwill, increased interest expense on the acquisition debt, and related income tax effects. The consolidated pro forma information does not purport to be indicative of results that would have occurred had the combination been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

6.       Income Taxes

Income taxes reflects federal, state, and foreign taxes. The effective income tax rate on pretax earnings (loss) differs from that computed using the United States federal statutory rate for the following reasons:

                                                Thirteen Weeks Ended
                                           --------------------------------
                                           March 30, 2001    March 31, 2000
                                           --------------    --------------
    Income Taxes computed using United
       States federal statutory rates            35.0%             35.0%
    Amortization of goodwill                      3.2               0.2
    Foreign tax effects                          (8.9)             (7.0)
    Effect of state income taxes                  0.7               2.8
    Other                                         2.0               --
                                             --------          ---------
    Effective tax rate                           32.0%             31.0%
                                             ========          =========

7.       Comprehensive Income (Loss)

The components of Artesyn's comprehensive income (loss) are as follows (000's):

                                           Thirteen Weeks Ended
                                          ---------------------
                                          March 30,    March 31,
                                            2001         2000
                                          --------     --------
         Net income (loss)                $ (4,738)    $ 10,610

         Foreign currency translation
             adjustment                     (6,737)      (3,760)
         Effect of changes in value of
             derivatives                      (331)          --
         Tax benefit                         2,261        1,165
                                          --------     --------
                                            (4,807)      (2,595)
                                          --------     --------
         Comprehensive income (loss)      $ (9,545)    $  8,015
                                          ========     ========

8.       Earnings (Loss) Per Share

The following data show the amounts used in computing earnings per share ("EPS") and the effects on income and the weighted-average number of shares of potential dilutive common stock. The reconciliation of the numerator and denominator of the EPS calculation is presented below (000's except per share data).

                                                Thirteen Weeks Ended
                                               ---------------------
                                               March 30,    March 31,
                                                 2001         2000
                                               --------     --------
         Basic EPS
            Net income (loss)                  $ (4,738)    $ 10,610
                                               --------     --------
            Weighted average shares              38,250       37,121
                                               --------     --------
            Per share - Basic                  $  (0.12)    $   0.29
                                               ========     ========
         Diluted EPS
            Net income (loss)                  $ (4,738)    $ 10,610
                                               --------     --------
            Weighted average shares              38,250       37,121

            Effect of dilutive items -Stock
               options                               --        1,281
                                               --------     --------
                                                 38,250       38,402
                                               --------     --------
            Per share- Diluted                 $  (0.12)    $   0.28
                                               ========     ========
         Anti-dilutive weighted options           3,052        1,245
                                               ========     ========

The above anti-dilutive weighted options to purchase shares of common stock were not included in computing diluted earnings (loss) per share because their inclusion would be anti-dilutive for the respective periods.

9.       Shareholders' Equity

As part of the previously announced three-year share repurchase program implemented during fiscal year 1998, Artesyn repurchased 104,000 shares of its common stock for a total of approximately $1.5 million during the first quarter of fiscal year 2000. To date, Artesyn has repurchased approximately 3.7 million of the approved 4.0 million shares for a total of approximately $61.9 million. All repurchases were funded with cash from operations. The excess of the cost of shares repurchased over par value was allocated to additional paid-in capital based on the pro rata share amount of additional paid-in capital for all outstanding shares with the difference charged to retained earnings.

10.      Derivative Financial Instruments

Artesyn utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate debt obligations. As of March 30, 2001, Artesyn had three interest rate swap agreements with a total notional amount of $24.2 million effectively fixing the rate on a like amount of variable rate borrowings. Artesyn adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, at the beginning of fiscal 2001. SFAS No. 133 requires the transition adjustment resulting from adopting these statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, Artesyn recorded a cumulative transition adjustment upon adoption of approximately $0.9 million to reduce Accumulated Other Comprehensive Loss to recognize the fair value of its interest rate swap derivative instruments as of the date of adoption. During the quarter ended March 30, 2001, Artesyn recorded the subsequent change in fair value of the interest rate swap derivatives as an increase in Accumulated Other Comprehensive Loss totaling approximately $1.1 million.

Artesyn recognizes all derivatives on the balance sheet at fair value that total a liability of approximately $0.2 million as of March 30, 2001 and is included in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Financial Statements. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. There was no significant hedge ineffectiveness for the existing derivative instruments for the quarter ended March 30, 2001.

11.      Credit Agreement

On January 23, 2001, Artesyn entered into a revolving credit agreement with a syndicate of banks which provided a three year, multi-currency $275 million credit facility. The revolving facility, which expires on March 2004, replaces Artesyn's previous $200 million credit line. The agreement provides for various interest rate options on the facility initially based on the London Interbank Offer Rates ("LIBOR") plus 1.0% and includes a fee of 0.225% on the unused balance, and a 0.125% commitment fee. The agreement contains certain restrictive covenants typical of a loan of this size and nature that, among other things, require Artesyn to maintain certain financial ratios and limit the purchase, transfer, or distribution of its assets. On January 23, 2001, $91.7 million in existing loans were repaid from borrowings under the new revolving credit facility. Any outstanding amounts under the credit facility are due on March 31, 2004. On March 30, 2001, the balance on the revolving credit facility was $106.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Thirteen Weeks Ended March 30, 2001 compared to the Thirteen Weeks Ended March 31, 2000

Sales. Sales for Artesyn for the first quarter of fiscal year 2001 were $150.3 million, compared to $159.6 million for the first quarter of fiscal year 2000, a decrease of $9.3 million or 6%. During the first quarter of 2001, Artesyn experienced a significant reduction in demand from many of its major customers. These customers postponed or cancelled orders in response to decreased end-user demand and an inventory surplus. This drop in demand is primarily responsible for the decrease in revenue in comparison with the comparable prior year period. Artesyn's current expectation is that, for the near term, revenue will continue to be significantly below the levels experienced in fiscal year 2000 until end-user demand improves and its customers have reduced their current inventory levels, both of which are very uncertain. Artesyn does, however, anticipate an increase in demand from its current levels in the third and fourth quarters of fiscal year 2001 due to the initial manufacture and sale of certain new products. However, due to the recent volatility in the market and the state of the overall economy, no assurances can be given on the level of customer demand.

The decrease in customer demand is further reflected in the level of orders and backlog reported in the first three months of fiscal year 2001. Orders booked in the first quarter of fiscal year 2001 were $113.1 million, a decrease of $83.0 million or 42% from the first quarter of fiscal year 2000. Backlog, which consists of purchase orders on hand having delivery dates scheduled within the next six months, decreased $41.7 million or 18%, from $231.5 million as of December 29, 2000 to $189.8 million as of March 30, 2001.

Gross Margin. Gross margin as a percent of revenue for the first quarter of fiscal year 2001 decreased to 16.5% compared to 25.7% for the first quarter of fiscal year 2000. Artesyn believes the decrease in gross margin as a percent of revenue is primarily attributable to the following three factors. First, Artesyn experienced significantly higher costs to manufacture its products in comparison with the comparable prior year period due to inefficiencies resulting from the decrease in demand. Decreased demand results in lower plant utilization, which reduces the absorption of costs, and results in reduced product margins.

Second, the component supply problems experienced by Artesyn throughout fiscal year 2000 eased somewhat in the first quarter of fiscal year 2001, and many of Artesyn's suppliers were able to fulfill orders placed in previous periods. The commitments to purchase these components had been locked in at a premium price during a time of supply shortage. Artesyn has begun to see an improvement in material pricing, but many of these premium priced components are still in raw material inventory and will continue to impact Artesyn in the second quarter of 2001. In addition, many of the purchase commitments carried cancellation fees with them, and Artesyn incurred significant expense in the first quarter of fiscal year 2001 canceling orders for raw material resulting from the downturn in customer demand. Artesyn also expects to continue to be impacted by fees resulting from cancelled purchase commitments until customer demand improves.

Finally, Artesyn was negatively impacted by a shift in product mix during the quarter, as sales declined for several long-running, high-margin, custom products, and was replaced by the start-up costs of new programs that began shipping. Artesyn expects to see improvement in new program margins later in the year as these programs reach volume production and the products are transferred to low-cost manufacturing facilities.

As demand increases, Artesyn believes it should experience an easing in the negative effect of manufacturing inefficiencies on gross margin as a percent of revenue. In addition, the negative effect of component prices is also expected to ease during the second quarter of 2001 as premium priced components are consumed in the manufacturing process and replaced by lower priced items. However, Artesyn believes that due to the change in the product mix discussed above, gross margin as a percent of revenue will continue to be lower in comparison to comparable fiscal year 2000 periods for the remainder of fiscal year 2001.

In response to the slowdown experienced in the first quarter of fiscal year 2001, Artesyn has limited discretionary spending and reduced headcounts in certain facilities in order to reduce current expenditure levels. Additional cost reduction initiatives are being identified and evaluated and could include shifting of production between manufacturing facilities, hiring freezes, facility closures, workforce reductions and limits on discretionary spending. These initiatives are expected to impact Artesyn's operations in the second quarter of fiscal year 2001. The degree of the industry slowdown and the state of the overall economy previously discussed will determine which of these initiatives will be implemented and the extent to which they will be applied.

Operating Expenses. Selling, general and administrative expenses were $15.9 million (or 10.6% of sales) in the first quarter of fiscal year 2001 compared to $14.2 million (or 8.9% of sales) for the comparable prior year period. This increase is primarily the result of the added cost of infrastructure put in place during the third and fourth quarters of fiscal year 2000 to administer anticipated growth in fiscal year 2001. In addition, expenses related to the implementation of Artesyn's new enterprise wide resource planning ("ERP") system also contributed to the increase.

Artesyn maintained a significant investment in research and development which totaled $12.2 million, or 8.1% of sales, in the first quarter of fiscal year 2001, compared to $10.3 million, or 6.5% of sales, for the first quarter of fiscal year 2000. Artesyn believes that the timely introduction of new technology and products is an important component of its competitive strategy, and will continue to maintain its current level of spending on research and development in the second quarter of fiscal year 2001. However, due to the changing nature of the current business environment, Artesyn may reconsider the structure of its business and its commitment of resources. The level of spending on research and development expenses could be reevaluated at that time.

Artesyn has initiated several cost savings programs, including limits on discretionary spending and headcount reductions, in order to reduce the level of selling, general and administrative expenses for the remainder of fiscal year 2001. Artesyn is expecting these programs will result in a reduction in these expenses for the second quarter of fiscal year 2001 in comparison to the first quarter of fiscal year 2001. Additional cost reduction initiatives are being identified and evaluated, and could include hiring freezes, facility closures, workforce reductions and limits on discretionary spending.

Amortization of Goodwill. Amortization expense for the first quarter of fiscal year 2001 was $2.0 million, an increase of $1.4 million, or 267%, over the first quarter of 2000. These increases were the result of the inclusion of amortization expense related to acquisitions of Spider, Azcore and RTD.

Interest Expense, net. Net interest expense increased from $0.6 million in the first quarter of fiscal year 2000 to $1.6 million in the first quarter of fiscal year 2001, an increase of 187%. This increase was primarily the result of additional outstanding borrowings related to the use of operating cash flow to fund the increase in working capital, mainly in inventory (see Liquidity and Capital Resources) in the first quarter of fiscal year 2001 and borrowings related to the acquisition of Spider.

Net Income(Loss). Net loss for the first quarter of fiscal year 2001 was $4.7 million, or $0.12 per diluted share, compared to net income of $10.6 million, or $0.28 per diluted share, for the comparable year-ago quarter. The reduction is primarily the result of factors discussed above.

Acquisition. On January 23, 2001, Artesyn acquired 100% of the capital stock of RTD of Wall, New Jersey.

RTD is a developer of Digital Signal Processor software and high-density board-level products for the voice and media gateways that manage the transmission of information from the circuit-based public telephone network into the Internet. The purchase price consisted of $3.3 million in cash, net of cash acquired, and additional contingent payments of up to $7.0 million based on certain product development milestones in fiscal year 2001 and fiscal year 2002. The acquisition was accounted for under the purchase method of accounting. Accordingly, approximately $3.4 million in goodwill was recorded related to the acquisition of RTD, representing the excess of the purchase price over the estimated fair value of net assets acquired and transaction costs. The goodwill is being amortized over 10 years. The results of operations of RTD have been included in Artesyn's consolidated financial statements from the date of acquisition.

Liquidity and Capital Resources

At March 30, 2001, Artesyn's cash and equivalents decreased to $20.6 million from $34.4 million on December 29, 2000. This decrease was primarily attributable to increases in inventories, decreases in accounts payable and accruals and capital expenditures offset by borrowing from our revolving line of credit.

Cash used in operations was $29.9 million for the thirteen weeks ended March 30, 2001 compared with cash provided by operations of $0.5 million in the same period in fiscal year 2000. Cash from operations was impacted by a significant increase in inventory in fiscal year 2001, somewhat offset by a decrease in accounts receivable. Artesyn's initial revenue projections for the first quarter of fiscal year 2001 were significantly higher than actual revenue. Materials were ordered and productions schedules were put together to meet the anticipated demand. When the demand from customers significantly decreased and orders were extended or cancelled, Artesyn had a significant amount of raw material and finished goods already in inventory as a result. This was the primary reason for the increase in inventories and the resulting decrease in cash flow from operations.

Artesyn believes it has taken steps that should result in a reduction in inventories in the second half of fiscal year 2001. Purchases of raw materials have been cancelled or postponed where possible as result of the reduced customer demand in the first quarter of fiscal year 2001. In addition, production schedules have been significantly modified in order to adjust inventory levels for the reduction in demand. However, there can be no assurance that a reduction in inventory will take place due to the significant uncertainty in the marketplace.

Capital expenditures for the first quarter of fiscal year 2001 totaled $13.5 million, primarily for the expansion of our manufacturing facility in China and construction of a new facility in Hungary. Artesyn believes that these facilities will be a source of low-cost, high-efficiency production in the near future. The remaining amount of capital expenditures was for continued upgrade of facilities and equipment in support of Artesyn's current operating activities. The new facility in Hungary became operational in the first quarter of 2001. Substantially all cash requirements related to this program have been fulfilled. As a result, capital expenditures are expected to be below the levels experienced in the first quarter for the remainder of the year.

Spider was acquired in March 2000 for approximately $33.0 million of fixed cash payments and approximately $11.0 million of contingent consideration. Cash payments related to the acquisition of $28.0 million were made in the first quarter of fiscal year 2000 and the remaining fixed cash payments of $5.0 million will be paid in equal installments in March 2002 and March 2003. The contingent consideration is based on Spider's ability to achieve certain earnings targets through March 2003. These targets will be based on revenue and earnings for the three annual periods ending March 30, 2001, March 29, 2002 and March 31, 2003. For the earnout period ending March 30, 2001, an additional $1.2 million in purchase price was recorded based on Spider's results. This payment is expected to be made in the second quarter of fiscal year

2001. The remaining contingent payments could total as much as $8.0 million.

Azcore was acquired in August 2000 for approximately $5.8 million of fixed cash payments and up to $8.0 million in contingent consideration based on certain products related to Azcore's technology reaching milestones toward their commercialization through fiscal year 2001. The first of these milestones was reached in the fourth quarter of fiscal year 2000, and a payment of $0.7 million was made.

RTD was acquired in January 2001 for approximately $3.3 million, net of cash acquired, of fixed cash payments and up to $7.0 million in contingent consideration based on the development of certain products through 2002.

Net cash provided in financing activities of $33.3 million for the thirteen weeks ended March 30, 2001 reflects net proceeds from revolving credit loans less principal payments on capital leases of $34.4 million partially offset by the repurchase and retirement of 104,000 shares of Artesyn's common stock for $1.5 million.

On January 23, 2001, Artesyn entered into a revolving credit agreement with a syndicate of banks which provided a three year, multi-currency $275 million credit facility. The revolving facility, which expires on March 2004, replaces Artesyn's previous $200 million credit line. The agreement provides for various interest rate options on the facility initially based on the LIBOR Rates plus 1.0% and includes a fee of 0.225% on the unused balance, and a 0.125% commitment fee. The agreement contains certain restrictive covenants typical of a loan of this size and nature that, among other things, require Artesyn to maintain certain financial ratios and limit the purchase, transfer, or distribution of its assets. On January 23, 2001, $91.7 million in existing loans were repaid from borrowings under the new revolving credit facility. Any outstanding amounts under the credit facility are due on March 31, 2004. On March 30, 2001, the balance on the revolving credit facility was $106.6 million.

Based on current plans and business conditions, Artesyn believes that its cash and equivalents, its available credit line, cash generated from operations, and other financing activities are expected to be adequate to meet working capital requirements, capital expenditures, debt and capital lease obligations, contingent payments related to acquisitions, and operating lease commitments for the next twelve months.

Recent Accounting Pronouncements

Artesyn utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate debt obligations. As of March 30, 2001, Artesyn had three interest rate swap agreements with a total notional amount of $24.2 million effectively fixing the rate on a like amount of variable rate borrowings. Artesyn adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, at the beginning of fiscal 2001. SFAS No. 133 requires the transition adjustment resulting from adopting these statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, Artesyn recorded a cumulative transition adjustment upon adoption of approximately $0.9 million to reduce Accumulated Other Comprehensive Loss to recognize the fair value of its interest rate swap derivative instruments as of the date of adoption. During the quarter ended March 30, 2001, Artesyn recorded the subsequent change in fair value of the interest rate swap derivatives as an increase in Accumulated Other Comprehensive Loss totaling approximately $1.1 million.

Artesyn recognizes all derivatives on the balance sheet at fair value that total a liability of approximately $0.2 million as of March 30, 2001 and is included in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Financial Statements. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. There was no significant hedge ineffectiveness for the existing derivative instruments for the quarter ended March 30, 2001.

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

Artesyn has significant assets and operations in Europe and Asia and, as a result, its financial performance could be affected by significant fluctuations in foreign exchange rates. To mitigate potential adverse trends, Artesyn's operating strategy takes into account changes in exchange rates over time. Accordingly, Artesyn enters into various forward contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The principal currencies hedged are the Japanese yen, the Deutsche mark, and the Irish punt. As of March 30, 2001, Artesyn had no outstanding foreign currency forward exchange contracts.

It is Artesyn's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. Artesyn does not enter into foreign currency or interest rate transactions for speculative purposes.

Forward Looking Statements

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on Artesyn's current expectations with respect to future sales, operating efficiencies, research and development expenditures, growth and working capital needs. Such statements involve risks and uncertainties which may cause actual results to differ materially from those set forth in these forward-looking statements. Factors that might affect such forward-looking statements include, among others, general economic conditions, growth and changes in the power supply and communications industries, changes in customer mix, competitive factors and pricing pressures, changes in product mix, the timely development and acceptance of new products, the availability of components used in the manufacture of products, the ability to attract and retain customers including new OEM communications customers, the ability to attract and retain personnel, inventory risks due to shifts in market demand, changes in absorption of manufacturing overhead, domestic and foreign regulatory approvals and other risks described in Artesyn's various reports filed with the SEC. Any forward looking statement included in this Form 10-Q are made as of the date hereof, based on information available to Artesyn as of the date hereof, and Artesyn assumes no obligation to update any forward-looking statements.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.
         -----------
         10.1 Stock purchase agreement dated January 12, 2001, by and among ARTESYN COMMUNICATIONS PRODUCTS, INC. and REAL TIME DIGITAL, INC.

(b)      Reports on Form 8-K

         During the quarter ended March 30, 2001, Artesyn filed the following current reports on Form 8-K:

                  a) On January 30, 2001, Artesyn announced it had entered into a new three-year multi-currency credit $275 million revolving credit facility with a syndicate of banks. (Report dated January 23, 2001)

                  b) On March 16, 2001, Artesyn announced additional guidelines for shareholders concerning its 2001 operational results. (Report dated March 15, 2001)

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


                                                  Artesyn Technologies, Inc.
                                                  --------------------------
                                                        (Registrant)


Date: May 11, 2001                                By: /s/ Richard J. Thompson
                                                     ---------------------------
                                                      Richard J. Thompson
                                                      Vice President Finance
                                                      Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION
-----------             -----------
   10.1 Stock purchase agreement dated January 12, 2001, by and among ARTESYN COMMUNICATIONS PRODUCTS, INC. and REAL TIME DIGITAL, INC.