Form 10-Q
period 2001-06-29
ARTESYN TECHNOLOGIES INC
filed 2001-08-10
CIK 23071

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 29, 2001
                                                -------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______ to


                          Commission File No. 0-4466
                                              ------


                          ARTESYN TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


                                    FLORIDA
        (State or other jurisdiction of incorporation or organization)



           59-1205269                7900 Glades Road, Suite 500, Boca Raton, FL
(I.R.S. Employer Identifications      (Address of principal executive offices)
             Number)

           (561) 451-1000                                      33434
(Registrant's phone number, including                       (Zip Code)
             area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of July 27, 2001 was 38,223,652 shares.

================================================================================

                          Artesyn Technologies, Inc.

                              Index to Form 10-Q

                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I.        Financial Information

Item 1.        Condensed Consolidated Financial Statements:

               Statements of Operations - For the Thirteen and Twenty-Six
               Weeks Ended June 29, 2001 and June 30, 2000                                    3

               Statements of Financial Condition - June 29, 2001
               and December 29, 2000                                                          4

               Statements of Cash Flows - For the
               Twenty-Six Weeks Ended June 29, 2001 and June 30, 2000                         5

               Statement of Shareholders' Equity and Comprehensive
               Income (Loss) - For the Twenty-Six Weeks Ended
               June 29, 2001                                                                  6

               Notes to Condensed Consolidated Financial
               Statements                                                                  7-13

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                        14-19

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                    20


PART II.       Other Information

Item 4.        Submission of Matters to a Vote of Security Holders                           21

Item 6.        Exhibits and Reports on Form 8-K                                              21

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                          ARTESYN TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)

                                                   Thirteen Weeks                   Twenty-Six Weeks
                                                        Ended                             Ended
                                             ----------------------------     ----------------------------
                                               June 29,        June 30,         June 29,        June 30,
                                                 2001            2000             2001            2000
                                             ------------    ------------     ------------    ------------
Sales                                        $    127,716    $    164,322     $    277,991    $    323,941
Cost of Sales                                     118,239         119,162          243,750         237,727
                                             ------------    ------------     ------------    ------------
Gross Profit                                        9,477          45,160           34,241          86,214
                                             ------------    ------------     ------------    ------------

Expenses
  Selling, general & administrative                15,438          15,745           31,366          29,970
  Research & development                           11,507          10,839           23,712          21,191
  Restructuring and related charges                 8,201               -            8,201               -
  Amortization of goodwill                          1,992           1,884            3,958           2,419
                                             ------------    ------------     ------------    ------------
                                                   37,138          28,468           67,237          53,580
                                             ------------    ------------     ------------    ------------
Operating Income (Loss)                           (27,661)         16,692          (32,996)         32,634
                                             ------------    ------------     ------------    ------------
Other Income (Expense)
  Interest expense                                 (2,083)         (1,442)          (4,084)         (2,331)
  Interest income                                     215             537              585             859
                                             ------------    ------------     ------------    ------------
                                                   (1,868)           (905)          (3,499)         (1,472)
                                             ------------    ------------     ------------    ------------

Income (Loss) before Income Taxes                 (29,529)         15,787          (36,495)         31,162

Provision (Benefit) for Income Taxes               (7,625)          5,206           (9,854)          9,972
                                             ------------    ------------     ------------    ------------
Net Income                                   $    (21,904)   $     10,581     $    (26,641)   $     21,190
                                             ============    ============     ============    ============
Earnings (Loss) per Share
   Basic                                     $      (0.57)   $       0.28     $      (0.70)   $       0.57
                                             ============    ============     ============    ============
   Diluted                                   $      (0.57)   $       0.27     $      (0.70)   $       0.55
                                             ============    ============     ============    ============

Common and Common Equivalent Shares
   Outstanding
   Basic                                           38,195          37,389           38,222          37,254
   Diluted                                         38,195          38,844           38,222          38,643

       The accompanying notes are an integral part of these consolidated financial statements.

                          ARTESYN TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (Amounts in Thousands Except Share Data)
                                  (Unaudited)

                                                                                    June 29,       December 29,
                                                                                      2001             2000
                                                                                  ------------     ------------
ASSETS
Current Assets
   Cash and equivalents                                                            $    30,138      $    34,383
   Accounts receivable, net                                                             90,331          122,377
   Inventories                                                                         149,504          150,462
   Prepaid expenses and other                                                            5,518            6,886
   Deferred income taxes, net                                                           22,406           12,552
                                                                                   -----------      -----------
     Total current assets                                                              297,897          326,660
                                                                                   -----------      -----------

Property, Plant & Equipment, net                                                       108,768          105,059
                                                                                   -----------      -----------

Other Assets
   Goodwill, net                                                                        59,951           62,880
   Deferred income taxes, net                                                            1,586            1,586
   Other assets, net                                                                     3,068            1,630
                                                                                   -----------      -----------
     Total other assets                                                                 64,605           66,096
                                                                                   -----------      -----------
                                                                                   $   471,270      $   497,815
                                                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                                            $       883      $     1,512
   Accounts payable and accrued liabilities                                            107,722          149,035
                                                                                   -----------      -----------
     Total current liabilities                                                         108,605          150,547

Long-Term Debt                                                                         123,759           73,301
Other Long-Term Liabilities                                                             17,445           17,455
                                                                                   -----------      -----------
     Total Liabilities                                                                 249,809          241,303
                                                                                   -----------      -----------

Commitments and Contingencies (See Note 5, 6, 11 and 12)

Shareholders' Equity
   Preferred stock, par value $.01; 1,000,000 shares authorized;
     none issued                                                                             -                -
   Common stock, par value $.01; 80,000,000 shares authorized;
     38,213,280 issued and outstanding in 2001
      (38,282,007 shares outstanding in 2000)                                              382              383
   Additional paid-in capital                                                          122,115          121,360
   Retained earnings                                                                   121,525          149,873
   Accumulated other comprehensive loss                                                (22,561)         (15,104)
                                                                                   -----------      -----------
     Total shareholders' equity                                                        221,461          256,512
                                                                                   -----------      -----------
                                                                                   $   471,270      $   497,815
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

                          ARTESYN TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in Thousands)
                                  (Unaudited)

                                                                                         Twenty-Six Weeks Ended
                                                                                      June 29,             June 30,
                                                                                       2001                 2000
                                                                                  ----------------     ---------------
OPERATING ACTIVITIES
   Net income (loss)                                                                  $  (26,641)          $  21,190
   Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
       Depreciation and amortization                                                      16,593              12,385
       Tax benefit from exercise of stock options                                            452               3,217
       Other non-cash charges                                                             15,315               7,880
   Changes in operating assets and liabilities:
       Accounts receivable                                                                28,085             (18,473)
       Inventories                                                                      (22,438)             (23,905)
       Prepaid expenses and other                                                            586              (1,316)
       Accounts payable and accrued liabilities                                          (39,682)              8,988
                                                                                      ----------           ---------
Net Cash (Used in) Provided by Operating Activities                                      (27,730)              9,966
                                                                                      ----------           ---------

INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                            (21,810)            (16,011)
   Proceeds from sale of property, plant and equipment                                        30               1,387
   Purchase of Spider Software Ltd, net of cash acquired                                       -             (27,948)
   Purchase of Real Time Digital, Inc, net of cash acquired                               (3,326)                  -
   Increase in other assets                                                               (1,415)                  -
                                                                                      ----------           ---------
Net Cash Used in Investing Activities                                                    (26,521)            (42,572)
                                                                                      ----------           ---------

FINANCING ACTIVITIES
   Principal payments on debt and capital leases                                            (960)             (8,036)
   Proceeds from revolving credit loans, net of costs                                     52,935              38,933
   Repurchases and retirement of common stock                                             (2,306)             (5,373)
   Proceeds from exercises of stock options                                                  901               7,362
                                                                                      ----------           ---------
Net Cash Provided by Financing Activities                                                 50,570              32,886
                                                                                      ----------           ---------

Effect of Exchange Rate Changes on Cash and Equivalents                                     (564)             (1,263)
                                                                                      ----------           ---------

Decrease in Cash and Equivalents                                                          (4,245)               (983)

Cash and Equivalents, Beginning of Period                                                 34,383              37,562
                                                                                      ----------           ---------

Cash and Equivalents, End of Period                                                   $   30,138           $  36,579
                                                                                      ==========           =========

 The accompanying notes are an integral part of these consolidated financial statements.

                          ARTESYN TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)
                 For the Twenty-Six Weeks Ended June 29, 2001
                            (Amounts in Thousands)
                                  (Unaudited)


                              Common Stock                                             Accumulated Other Comprehensive Loss
                           ------------------                                          ------------------------------------
                                                                                            Foreign
                                                         Additional                         Currency          Changes in     Compre-
                                                          Paid-In            Retained      Translation       Fair Value of   hensive
                           Shares         Amount          Capital            Earnings      Adjustment          Derivatives    Loss
                          --------      ----------      -----------        ------------   --------------    ---------------- -------
Balance, December 29,
    2000                   38,282            $ 383       $ 121,360          $ 149,873       $ (15,104)         $    --
Issuance of common stock
    under stock option
    plans                     120                1             900
Tax benefit from
    exercises of stock
    options                                                    452
Repurchases and
    retirement of common
    stock                    (189)              (2)           (597)            (1,707)
Net loss                                                                      (26,641)                                     $(26,641)
Cumulative effect of
    accounting change for
    derivative financial
    instruments, net of tax
    provision of $442                                                                                              938          938
Other comprehensive loss
    - changes in fair value
    of derivative
    financial
    instruments, net of
    tax benefit of $558                                                                                         (1,249)      (1,249)
Other comprehensive loss
    - foreign currency
    translation
    adjustment, net of
    tax benefit of $2,640
                                                                                               (7,146)                       (7,146)
                                                                                                                           --------
Comprehensive loss                                                                                                         $(34,098)
                           ------           ------       ---------          ---------       ---------          -------     ========
Balance, June 29, 2001     38,213            $ 382       $ 122,115          $ 121,525       $ (22,250)         $  (311)
                           ======           ======       =========          =========       =========          =======

 The accompanying notes are an integral part of these consolidated financial statements.

                          Artesyn Technologies, Inc.
             Notes to Condensed Consolidated Financial Statements
                                 June 29, 2001
                                  (Unaudited)


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


In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows of Artesyn Technologies, Inc. ("Artesyn"). The results of operations for the thirteen and twenty-six weeks ended June 29, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year 2001. In addition, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Artesyn's 2000 Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform with the current year's presentation.


2.       Inventories

The components of inventory are as follows ($000s):



                                     June 29,             December 29,
                                       2001                   2000
                                --------------------    --------------------
       Raw materials                      $ 78,023               $ 87,419
       Work-in-process                      17,987                 17,166
       Finished goods                       53,494                 45,877
                                --------------------    --------------------
                                          $149,504               $150,462
                                ====================    ====================

3.       Property Plant & Equipment, Net

Related accumulated depreciation was $110.3 million and $100.3 million at June 29, 2001 and December 29, 2000, respectively. Depreciation expense was $6.5 million and $4.7 million for the thirteen weeks ended June 29, 2001 and June 30, 2000, respectively. For the twenty-six weeks ended June 29, 2001 and June 30, 2000, depreciation expense was $12.2 million and $9.8 million, respectively.

4.        Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are as follows
($000s):

                                              June 29,             December 29,
                                                2001                   2000
                                         ------------------       -------------

         Accounts payable                     $  48,611               $  85,383
         Accrued liabilities:
            Compensation and benefits            16,030                  21,312
            Income taxes payable                 14,186                  15,121
            Warranty reserve                      6,792                   8,140
            Commissions                           1,245                   2,763
            Other                                20,858                  16,316
                                         ------------------       -------------
                                              $ 107,722               $ 149,035
                                         ==================       =============

At June 29, 2001 and December 29, 2000, other accrued liabilities consisted primarily of accruals for professional fees, consulting fees, subcontracting fees, interest, fair value of interest rate swap derivatives and other taxes.

5.       Restructuring and Related Charges

During the second quarter of 2001, Artesyn implemented a plan to restructure certain of its operations as a result of a significant reduction in customer demand experienced during the first half of 2001. The reduction in customer demand resulted in Artesyn having excess manufacturing capacity and costs. The restructuring plan is designed to address these issues, and is comprised of the following elements:

     1) A realignment of Artesyn's commercial functions along customer/market lines in order to provide Artesyn with enhanced customer service.
     2) Addressing certain excess capacity and cost issues by closing several operating and administrative facilities throughout the world and consolidating their functions into other existing Artesyn locations.
     3) The elimination of certain operational and administrative positions company-wide.

Pursuant to Artesyn's restructuring plan, during the second quarter of 2001, Artesyn recorded a pre-tax restructuring charge of approximately $8.2 million. Remaining restructuring accrual at June 29, 2001 is included in Other Accrued Liabilities. The components of this charge, along with the 2001 activity related to these charges, are presented in the following table ($000's).

                                                            2001 Activity
                                                        ----------------------------

                                                                                          Accrued
                                                                                         Liability
                                       Restructuring                                      June 29,
                                         Charge            Cash          Non-Cash           2001
                                       -------------    -----------     ------------    -------------
     Facility closures                      $5,529           $ 17          $ 3,841            $1,671
     Employee termination costs              2,672            980                -             1,692
                                       -------------    -----------     ------------    -------------
                                            $8,201           $997          $ 3,841            $3,363
                                       =============    ===========     ============    =============

The charge for facility closures is primarily write-offs of equipment and other fixed assets to be disposed of or abandoned at locations that are being closed. The remaining reserve represents Artesyn's estimate of the future lease commitments and buyout options for those locations being closed, after considering sublease opportunities. Artesyn anticipates that the closures of facilities and disposal of assets will be completed during the remainder of 2001. Lease payments for the closed facilities extend into 2006. Although Artesyn is aggressively marketing these locations for subleases on acceptable terms, the ultimate time required to obtain acceptable subleases may extend beyond Artesyn's estimates.

The restructuring plan includes the termination and payment of related severance benefits for approximately 450 employees, of which approximately 153 have been terminated as of June 29, 2001. The remaining terminations and associated termination payments are expected to be made during the remainder of 2001.

As part of ongoing restructuring efforts, Artesyn expects to record a total charge of approximately $15.0 million in 2001, with the remaining balance of the charge expected to be recorded in third quarter.

6.       Acquisitions

On January 23, 2001, Artesyn acquired 100% of the capital stock of Real Time Digital, Inc. ("RTD") of Wall, New Jersey. RTD is a developer of Digital Signal Processor software and high-density board-level products for the voice and media gateways that manage the transmission of information from the circuit-based public telephone network into the Internet. The purchase price consisted of $3.3 million in cash, net of cash acquired, and additional contingent payments of up to $7.0 million based on certain product development milestones in 2001 and 2002. The acquisition was accounted for under the purchase method of accounting. Accordingly, approximately $3.4 million in goodwill was recorded related to the acquisition of RTD, representing the excess of the purchase price over the estimated fair value of net assets acquired and transaction costs. The goodwill is being amortized over 10 years. The results of operations of RTD have been included in Artesyn's Consolidated Financial Statements from the date of acquisition.

The initial product development milestone related to the RTD acquisition will be reached in the third quarter of 2001. When this milestone is reached, it will result in a $3.0 million contingent payment being made to the former owners of RTD. Additional milestones are expected to be reached in 2002.

Effective March 27, 2000, Artesyn acquired 100% of the capital stock of Spider Software Limited ("Spider") based in Edinburgh, Scotland. Spider supplies embedded telecommunications and networking software to the communications marketplace. The purchase price included approximately $33 million of fixed cash payments, of which $28 million was paid in the first quarter of 2000 with the remaining $5 million to be paid in equal installments in March 2002 and 2003. In addition, additional contingent consideration is to be paid based on Spider's ability to achieve certain earnings targets through March 2003. Although the additional contingent consideration is not capped, the initial expectation based on revenue estimates at the time of the purchase was that Artesyn would pay $11.0 million in contingent consideration over a three year period. Currently, the contingent payment is not expected to exceed $8.0 million over the three year earn out period. The acquisition was accounted for under the purchase method of accounting. Accordingly, goodwill of approximately $35.8 million has been recorded, representing the excess of the purchase price over the estimated fair value of the net assets acquired and transaction costs. The goodwill is being amortized over 6 years. The results of operations of Spider have been included in Artesyn's Consolidated Financial Statements from the date of acquisition.

The initial earnings measurement period related to the Spider contingent payments ended March 30, 2001, resulting in the recording of $1.2 million in additional purchase price. Approximately $0.7 million of the earn out will be paid during 2001, with the remaining amount to be paid in the third quarter of 2002.

On August 4, 2000, Artesyn acquired all of the capital stock of Azcore Technologies, Inc. ("Azcore") based in Tucson, Arizona. Azcore has certain products and technology in development that Artesyn believes will complement and enhance its current product offerings and provide long-term growth opportunities. The purchase price consisted of a $5.8 million cash payment, net of cash acquired, made in the third quarter of fiscal year 2000 and additional contingent payments of up to $8.0 million if Azcore's products meet certain developmental milestones through 2001. The initial contingent payment related to the Azcore acquisition was made in the fourth quarter of 2000 for approximately $0.7 million. A subsequent payment was made at the beginning of the third quarter of 2001 for $2.9 million. Additional milestones are expected to be achieved during 2002. The acquisition was accounted for under the purchase method of accounting. Accordingly, $6.5 million in goodwill was recorded, representing the excess of the purchase price over the estimated fair value of the net assets acquired and transactions costs. The goodwill is being amortized over 20 years. The results of operations of Azcore have been included in Artesyn's Consolidated Financial Statements from the date of acquisition.

The following unaudited pro forma information presents the consolidated results of operations of Artesyn, Spider, Azcore and RTD as if the acquisitions had occurred at the beginning of the periods presented.

                                             For the Thirteen Weeks        For the Twenty-Six Weeks
                                                     Ended                           Ended
                                           ---------------------------     --------------------------
                                            June 29,       June 30,        June 29,       June 30,
                                              2001            2000            2001           2000
                                           ------------    -----------     -----------    -----------
      Sales                                   $127,716       $164,505        $278,013       $325,484
      Net income (loss)                        (21,904)        10,229         (26,672)        18,687
      Earnings (loss) per share - Basic          (0.57)          0.27           (0.70)          0.50
      Earnings (loss) per share - Diluted        (0.57)          0.26           (0.70)          0.48

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

7.       Income Taxes

The provision (benefit) for income taxes reflects federal, state, and foreign taxes. The effective income tax rate on pretax earnings (loss) differs from that computed at the United States federal statutory rate for the following reasons:

                                                             Twenty-Six Weeks Ended
                                                        ---------------------------------
                                                           June 29,          June 30,
                                                             2001              2000
                                                        ---------------    --------------
          Provision (benefit) computed at United
              States federal statutory income tax Rate        (35.0)%             35.0%
          Amortization of goodwill                              0.8                0.3
          Foreign tax effects                                   8.7               (6.5)
          Effect of state income taxes                         (1.9)               3.2
          Other                                                 0.4                -
                                                        ---------------    --------------
          Effective tax rate                                  (27.0)%             32.0%
                                                        ===============    ==============

8.       Comprehensive Income (Loss)

The components of Artesyn's comprehensive income (loss) are as follows:


                                                Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                            -----------------------------     ---------------------------
                                              June 29,        June 30,         June 29,        June 30,
                                                2001            2000             2001            2000
                                            -------------    ------------     ------------    -----------
      Net income (loss)                        $(21,904)        $10,581        $(26,641)        $21,190

      Foreign currency translation
          adjustment                             (3,052)         (1,812)         (9,786)         (5,570)
      Cumulative effect of change in
          accounting principle change
          in derivative financial
          instrument                                  -               -           1,380               -
      Effect of changes in the value of
          derivatives                               (95)              -          (1,807)
      Tax benefit                                   496             439           2,756           1,604
                                            -------------    ------------     ------------    -----------
                                                 (2,651)         (1,373)         (7,457)         (3,966)
                                            -------------    ------------     ------------    -----------
      Comprehensive income (loss)              $(24,555)        $ 9,208        $(34,098)        $17,224
                                            =============    ============     ============    ===========

9.       Earnings (Loss) Per Share

The following data show the amounts used in computing earnings (loss) per share ("EPS") and the effects on income and the weighted-average number of shares of potential dilutive common stock. The reconciliation of the numerator and denominator of the EPS calculation is presented below ($000s except per share data).

                                                Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                             ----------------------------    ----------------------------
                                               June 29,        June 30,       June 29,         June 30,
                                                 2001            2000           2001             2000
                                             -------------    -----------    ------------     -----------
      Basic EPS
         Net income (loss)                      $(21,904)         $10,581       $(26,641)         $21,190
                                             -------------    -----------    ------------     -----------
         Weighted average shares                  38,195           37,389         38,222           37,254
                                             -------------    -----------    ------------     -----------

         Per share - Basic                        $(0.57)           $0.28         $(0.70)           $0.57
                                             =============    ===========    ============     ===========

      Diluted EPS
         Net income (loss)                      $(21,904)         $10,581       $(26,641)         $21,190
                                             -------------    -----------    ------------     -----------
         Weighted average shares                  38,195           37,389         38,222           37,254

         Effect of dilutive items -Stock
            options                                    -            1,455              -            1,389
                                             -------------    -----------    ------------     -----------
                                                  38,195           38,844         38,222           38,643
                                             -------------    -----------    ------------     -----------
         Per share- Diluted                     $  (0.57)         $  0.27       $  (0.70)         $  0.55
                                             =============    ===========    ============     ===========

      Anti-dilutive weighted options               4,083            1,448          3,888            1,292
                                             =============    ===========    ============     ===========

The above anti-dilutive weighted options to purchase shares of common stock were not included in computing diluted earnings (loss) per share because their inclusion would be anti-dilutive for the respective periods.

10.      Shareholders' Equity

As part of the previously announced three-year, up to 4.0 million share repurchase program implemented in 1998, Artesyn repurchased 189,000 shares of its common stock for a total of approximately $2.3 million, during the first half of 2001. To date, Artesyn has repurchased approximately 3.7 million of the approved 4.0 million shares for a total of approximately $62.8 million, which was funded with cash from operations. The excess of the cost of shares repurchased over par value was allocated to additional paid-in capital based on the pro rata share amount of additional paid-in capital for all outstanding shares with the difference charged to retained earnings. The repurchase program will expire in the third quarter of 2001.

11.      Derivative Financial Instruments

Artesyn utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate debt obligations. As of June 29, 2001, Artesyn had three interest rate swap agreements with a total notional amount of $23.4 million effectively fixing the rate on a like amount of variable rate borrowings. Artesyn adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, at the beginning of fiscal 2001. SFAS No. 133 requires the transition adjustment resulting from adopting these statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, Artesyn recorded a cumulative transition adjustment upon adoption of approximately $0.9 million to reduce Accumulated Other Comprehensive Loss to recognize the fair value of its interest rate swap derivative instruments as of the date of adoption. During the six months ended June 29, 2001, Artesyn recorded the subsequent change in fair value of the interest rate swap derivatives as an increase in Accumulated Other Comprehensive Loss totaling approximately $1.2 million.

Artesyn recognizes all derivatives on the balance sheet at fair value. Such derivatives total a liability of approximately $0.3 million as of June 29, 2001 and are included in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Financial Statements. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. There was no significant hedge ineffectiveness for the existing derivative instruments for the thirteen or twenty-six weeks ended June 29, 2001.

12.      Credit Agreement

On January 23, 2001, Artesyn entered into a revolving credit agreement with a syndicate of banks which provided a three year, multi-currency $275 million credit facility. The revolving facility, which expires on March 31, 2004, replaced Artesyn's previous $200 million credit line. The agreement provides for various interest rate options on the facility initially based on the London Interbank Offer Rates ("LIBOR") plus 1.0% and includes a fee of 0.225% on the unused balance, and a 0.125% commitment fee. The agreement contains certain restrictive covenants typical of a loan of this size and nature that, among other things, require Artesyn to maintain certain financial ratios and limit the purchase, transfer, or distribution of its assets. On January 23, 2001, $91.7 million in existing loans under the previous credit agreement were repaid from borrowings under the new revolving credit facility. Any outstanding amounts under the credit facility are due on March 31, 2004. On June 29, 2001, the balance on the revolving credit facility was $123.5 million. Artesyn's ability to further borrow under its credit facility is dependant on its being in compliance with their restrictive covenants set forth in the facility. Whether Artesyn complies with these covenants is further dependant, to a large degree, on its results in future periods.

As of June 29, 2001, Artesyn was in compliance with the restrictive covenants with respect to its current credit facility. If customer demand does not improve, Artesyn will need to raise additional capital and/or negotiate certain of these covenants in order to comply in future periods. Artesyn is in ongoing discussions with its banks regarding amendments to the credit agreement that would take into account the significant reduction in revenue and customer demand is has recently experienced. Artesyn is also evaluating other financing alternatives to provide it with additional capital. Artesyn expects to complete this review and have any necessary actions in place by the end of the third quarter of 2001 in order to ensure continued compliance with the credit agreement, although there is no assurance that these actions will take place. If Artesyn is not in compliance with its restrictive covenants and is unable to obtain a waiver and/or make other financial accommodations and the banks accelerate the payment schedule, Artesyn's financial condition may be adversely affected.

Based on current expectations and business conditions, including discussions with the banks, Artesyn believes that its cash and equivalents, available credit line, cash generated from operations, and other financing activities are expected to be adequate to meet working capital requirements, capital expenditures, debt and capital lease obligations, contingent payments related to acquisitions, and operating lease commitments for the next twelve months.

13.  Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations" and Statement of Financial Accounting Standards No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. Artesyn does not expect the adoption of SFAS 141 to have an impact on its financial position, results of operations or cash flows.

In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142. "Goodwill and other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principal. Artesyn has not yet assessed the impact of adopting SFAS 142.

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations


Results of Operations

For the Thirteen and Twenty-Six Weeks Ended June 29, 2001 compared to the Thirteen and Twenty-Six Weeks Ended June 30, 2000

Sales. Sales for the second quarter of 2001 were $127.7 million compared to $164.3 million for the comparable period in 2000, a decrease of $36.6 million or 22%. Sales for the twenty-six weeks ended June 29, 2001 decreased $46.0 million, or 14%, to $278.0 million from $323.9 million in the comparable period of 2000. The lower revenue was the result of a significant and unexpected reduction in demand that Artesyn experienced from most of its major customers. The decreased level of demand, which adversely impacted all of Artesyn's markets, continued throughout the second quarter of 2001, and is primarily responsible for the decrease in revenue in comparison to 2000. Artesyn's current expectation is that, for the remainder of 2001, revenue will continue to be significantly below the levels experienced in 2000.

Artesyn still perceives significant weakness in all the markets it currently serves as customers respond to decreased end-user demand and high inventory levels. As a result, Artesyn expects revenue in the second half of the year to be below levels recorded in the first half of 2001.

The decrease in customer demand is further reflected in the levels of orders and backlog reported in the thirteen and twenty-six weeks ended June 29, 2001. Orders booked in the second quarter of 2001 were $64.1 million, a decrease of $162.2 million or 72% from $226.3 million in the second quarter of 2000. For the twenty six weeks ended, orders decreased $245.0 million or 58% from $422.3 million in 2000 to $177.3 million in 2001. Much of the decrease was the result of cancelled orders initially placed in 2000. Backlog, which consists of purchase orders on hand having delivery dates scheduled within the next six months, decreased $145.0 million or 61% from $237.5 million on June 30, 2000 to $92.5 million on June 29, 2001. Artesyn does not anticipate significant changes in orders or backlog for the rest of 2001 in comparison with the second quarter of 2001 until end-user demand returns and its customers are able to reduce their current inventory levels.

Gross Margin. Gross margin as a percent of revenue for the second quarter of 2001 decreased to 7.4% compared to 27.5% for the second quarter of 2000. For the first half of the year, gross margin as a percent of revenue decreased from 26.6% in 2000 to 12.3% in 2001. Included in the 2001 second quarter results is a $10.0 million charge for an increased inventory excess and obsolescence reserve taken during the second quarter of 2001. Artesyn increased its excess and obsolescence inventory reserve due to the sudden downturn in customer demand and the high levels of inventory.

In addition to the inventory charge, gross margin was adversely impacted by inefficiencies resulting from the decrease in demand. Decreased demand lowered plant utilization, which reduced the absorption of costs, and resulted in lower product margins. In addition, Artesyn was negatively impacted by a shift in product mix during the period, as sales for several long-running, high-margin, custom products declined and were replaced by the start-up costs of new programs that began shipping. Artesyn expects to see moderate improvement in new program margins later in the year as these programs reach volume production and the products are transferred to low-cost manufacturing facilities.

Gross margins were also negatively impacted as a result of continuing raw material supply and pricing issues. The component supply problems experienced by Artesyn throughout fiscal year 2000 eased somewhat in the first half of 2001, and many of Artesyn's suppliers were able to fulfill orders placed in previous periods. The commitments to purchase these components had been locked in at a premium price during a time of supply shortage and strong customer demand for Artesyn's products. Artesyn has begun recently to see an improvement in material pricing, but many of these premium priced components are still in raw material inventory and will continue to impact gross margin in the third quarter of 2001.

The negative effect of component prices is expected to ease during the second half of 2001 as premium priced components are consumed in the manufacturing process and replaced by lower priced items. However, Artesyn believes that due to the change in the product mix and the manufacturing inefficiencies discussed above, gross margin as a percent of revenue will continue to be lower in comparison to comparable 2000 periods for at least the remainder of 2001.

During the second quarter of 2001, Artesyn announced it would initiate cost saving measures in order to match its level of expenses with its reduced levels of demand. The result of these measures is the restructuring plan discussed below. Included as part of the restructuring plan, Artesyn will close its Broomfield, Colorado manufacturing facility and its Huntington Beach, California product renewal center. All the functions currently provided by Broomfield and Huntington Beach will be consolidated into other locations throughout the world. Artesyn believes the reduction in capacity from these facility closures should be completed in the third quarter of 2001. Additional cost reduction initiatives that have been implemented are factory work force reductions, shortened work weeks, and restrictions on discretionary spending. The degree of the industry slowdown, the state of the overall economy and customer demand for Artesyn's products will determine if additional cost reduction initiatives will be implemented.

Operating Expenses. Selling, general and administrative expenses were $15.4 million (or 12% of sales) in the second quarter of 2001 compared to $15.7 million (or 10% of sales) for the comparable prior year period. For the twenty-six weeks ended June 29, 2001, selling, general and administrative expenses were $31.4 million (or 11% of sales) compared to $30.0 million (or 9% of sales) for the comparable prior year period.

Artesyn maintained its significant investment in research and development which totaled $11.5 million, or 9% of sales, in the second quarter of 2001 compared to $10.8 million, or 7% of sales, for the second quarter of 2000. For the first half of the year, research and development expenses totaled $23.7 million, or 9% of sales, in 2001 and $21.2 million, or 7% of sales in 2000.

Artesyn's initial expectations for 2001 included revenue growth over comparable 2000 periods. As a result, Artesyn increased its investment in infrastructure in order to administer anticipated growth leading to higher operating expenses on an actual dollar basis. When the actual revenue realized turned out to be less than expected and the higher expenses also increased as a percentage of sales, Artesyn took steps, which are discussed in "Restructuring and Related Changes", to reduce the infrastructure and maintain the proper relationship between operating expenses and revenue. These steps included closure of engineering and administrative facilities and headcount reductions.

Restructuring and Related Charges. During the second quarter of 2001, Artesyn implemented a plan to restructure certain of its operations as a result of a significant reduction in customer demand experienced during the first half of 2001. The reduction in customer demand resulted in Artesyn having excess manufacturing capacity and costs. The restructuring plan is designed to address these issues, and is comprised of the following elements:

     1) A realignment of Artesyn's commercial functions along customer/market lines in order to provide Artesyn with enhanced customer service.
     2) Addressing certain excess capacity and cost issues by closing several operating and administrative facilities throughout the world and consolidating their functions into other existing Artesyn locations.
     3) The elimination of certain operational and administrative positions company-wide.

Pursuant to Artesyn's restructuring plan, during the second quarter of 2001, Artesyn recorded a pre-tax restructuring charge of approximately $8.2 million. The components of this charge, along with the 2001 activity related to these charges, are presented in the following table ($000's).

                                                                2001 Activity
                                                        -----------------------------
                                                                                              Accured
                                         Restruct-                                           Liability
                                        ring Charge         Cash           Non-Cash        June 29, 2001
                                     ---------------    -----------     -------------    -----------------
     Facility closures                   $     5,529       $     17         $   3,841           $    1,671
     Employee termination costs                2,672            980                 -                1,692
                                     ---------------    -----------     -------------    -----------------
                                         $     8,201       $    997         $   3,841           $    3,363
                                     ===============    ===========     =============    =================

The charge for facility closures is primarily write-offs of equipment and other fixed assets to be disposed of or abandoned at locations that are being closed. The remaining reserve represents Artesyn's estimate of the future lease commitments and buyout options for those locations being closed, after considering sublease opportunities. Artesyn anticipates that the closures of facilities and disposal of assets will be completed during the remainder of 2001. Lease payments for the closed facilities extend into 2006. Although Artesyn is aggressively marketing these locations for subleases on acceptable terms, the ultimate time required to obtain acceptable subleases may extend beyond Artesyn's estimates.

The restructuring plan includes the termination and payment of related severance benefits for approximately 450 employees, of which approximately 153 have been terminated as of June 29, 2001. The remaining terminations and associated termination payments are expected to be made during the remainder of 2001.

As part of ongoing restructuring efforts, Artesyn expects to record a total charge of approximately $15.0 million in 2001, with the remaining balance of the charge expected to be recorded in the third quarter. Such charges are in addition to the $10.0 million charge for increased inventory excess and obsolescence reserve included as a component of cost of sales taken in the second quarter of 2001.

Amortization of Goodwill. Amortization expense for the second quarter of 2001 was $2.0 million, an increase of $0.1 million, or 6%, over the second quarter of 2000. For the twenty-six weeks ended June 29, 2001, amortization expense increased $1.5 million, or 64%, over the comparable 2000 period. These increases were the result of amortization expense related to goodwill from the acquisition of Spider, Azcore, and RTD.

Interest Expense, net. Interest expense, net of interest income, in the second quarter of 2001 increased from $0.9 million in 2000 to $1.9 million in 2001, an increase of 106%. For the twenty-six weeks ended June 29, 2001, interest expense, net increased $2.0 million, or 137%, from $1.5 million in 2000 to $3.5 million in 2001. This increase was primarily the result of additional outstanding borrowings related to the use of operating cash flow to fund the increase in working capital (see Liquidity and Capital Resources) in the first half of 2001, borrowings related to the acquisition of Spider and available cash used for the acquisition of Azcore and RTD.

Net Income (Loss). The net loss for the second quarter of 2001 was $21.9 million, or $0.57 per diluted share, compared to net income of $10.6 million, or $0.27 per diluted share, for the comparable year-ago quarter. For the twenty-six weeks ended June 29, 2001, the net loss was $26.6 million, or $0.70 per diluted share, in

2001, compared to a net income of $21.2 million, or $0.55 per diluted share, in the comparable 2000 period. The net loss resulted primarily from the significant reduction in customer demand Artesyn experienced in the first half of 2001.

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

Liquidity and Capital Resources

At June 29, 2001, Artesyn's cash and equivalents decreased to $30.1 million from $34.4 million on December 29, 2000. This decrease was primarily attributable to Artesyn's net loss, increases in inventories and decreases in accounts payable to the extent not financed by borrowings under Artesyn's credit agreement during 2001.

Cash used in operations was $27.7 million for the twenty-six weeks ended June 29, 2001 primarily financed by borrowings under Artesyn's credit agreement and, to a lesser extent, from cash on hand compared with cash provided by operations of $10.0 million in the same period in fiscal year 2000. Cash from operations was impacted negatively by the net loss Artesyn experienced in 2001, an increase in inventory and a reduction in accounts payable. Artesyn's initial revenue projections for 2001, which were compiled in the third and fourth quarters of 2000, were significantly higher than actual revenue realized to date in 2001. To meet the anticipated demand, materials were ordered and production schedules were established. When the demand from customers significantly decreased and customer orders were extended or cancelled, Artesyn had a significant amount of excess raw material and finished goods in inventory. This was the primary reason for the increase in inventories and the resulting decrease in cash flow from operations.

Reduced customer demand also resulted in a decrease in accounts payable and accruals during 2001 and a decrease in cash flow from operations of $39.7 million. The reduction in payables resulted from a use of operating cash in order to pay down the balances, while the decreased level of business activity caused Artesyn to reduce the rate at which new accounts payable were incurred.

While there was a net increase in inventory in the first two quarters of 2001, during the second quarter of 2001, there was a decrease in inventory which resulted in cash flow from operations of $7.8 million. Artesyn believes it has taken steps that should result in a continued reduction in inventories in the second half of fiscal year 2001. Purchases of raw materials have been cancelled or postponed where possible as a result of reduced customer demand. In addition, production schedules have been significantly modified in order to adjust inventory levels for the reduction in demand. However, there can be no assurance that a continued reduction in inventory will take place due to the significant uncertainty in the marketplace.

Capital expenditures for the first six months of 2001 totaled $21.8 million primarily financed by borrowings under Artesyn's credit agreement and, to a lesser extent, from cash on hand. Capital expenditures were primarily for the expansion of our manufacturing facility in China and construction of a new facility in Hungary. Artesyn believes that these facilities will be a source of low-cost, high-efficiency production in the future. The remaining capital expenditures were for the continued upgrade of other existing facilities and equipment in support of Artesyn's current operating activities. The new facility in Hungary became operational in the first quarter of 2001. Substantially all cash requirements related to this program have been fulfilled. Due to the decrease in customer demand, capital expenditures for capacity expansion have been postponed or cancelled. As a result, capital expenditures are expected to be significantly below the levels experienced in the first half for the remainder of the year.

Spider was acquired in March 2000 for approximately $33.0 million of fixed cash payments and contingent consideration. Cash payments related to the acquisition of $28.0 million were made in the first quarter of fiscal year 2000 and the remaining fixed cash payments of $5.0 million will be paid in equal installments in March 2002 and March 2003. The contingent consideration is based on Spider's ability to achieve certain earnings targets through March 2003. These targets will be based on revenue and earnings for the three annual periods ending March 30, 2001, March 29, 2002 and March 31, 2003. The initial expectation when the purchase agreement was signed was for Artesyn to make payments of $11.0 million over a three year period. For the earn out period ending March 30, 2001, an additional $1.2 million in purchase price was recorded based on Spider's results. Approximately $0.7 million of the earn out will be paid during 2001, with the remaining amount to be paid in the third quarter of 2002. Currently, as a result of the reduced level of business activity, the total contingent payment to be made by Artesyn is not expected to exceed $8.0 million over the three year earn out period.

Azcore was acquired in August 2000 for approximately $5.8 million of fixed cash payments and up to $8.0 million in contingent consideration based on certain products related to Azcore's technology reaching milestones toward their commercialization through fiscal year 2001 and 2002. The first of these milestones was reached in the fourth quarter of fiscal year 2000, and a payment of $0.7 million was made. An additional payment was made to the former owners of Azcore in the third quarter of 2001 for $2.9 million. The remaining amount of the contingent consideration is expected to be paid in 2002 as the milestones are met.

RTD was acquired in January 2001 for approximately $3.3 million, net of cash acquired, of fixed cash payments and up to $7.0 million in contingent consideration based on development milestones of certain products through 2002. Artesyn expects that the initial milestone will be reached and the initial earn-out payment will be made in the third quarter of 2001 for approximately $3.0 million, with the remainder of the payments to be made in 2002.

Net cash provided by financing activities of $50.6 million for the twenty-six weeks ended June 29, 2001 reflects net proceeds from revolving credit loans (which includes amounts borrowed under Artesyn's previous credit agreement) less principal payments on capital leases of $52.0 million partially offset by the repurchase and retirement of 189,000 shares of Artesyn's common stock for $2.3 million.

On January 23, 2001, Artesyn entered into a revolving credit agreement with a syndicate of banks which provided a three year, multi-currency $275 million credit facility. The revolving facility, which expires on March 31, 2004, replaces Artesyn's previous $200 million credit line. The agreement provides for various interest rate options on the facility initially based on the LIBOR Rates plus 1.0% and includes a fee of 0.225% on the unused balance, and a 0.125% commitment fee. The agreement contains certain restrictive covenants typical of a loan of this size and nature that, among other things, require Artesyn to maintain certain financial ratios and limit the purchase, transfer, or distribution of its assets. On January 23, 2001, $91.7 million in existing loans were repaid from borrowings under the new revolving credit facility. Any outstanding amounts under the credit facility are due on March 31, 2004. On June 29, 2001, the balance on the revolving credit facility was $123.5 million. Artesyn's ability to further borrow under its facility is dependant on its being in compliance with their restrictive covenants set forth in the facility. Whether Artesyn complies with these covenants is further dependant, to a large degree, on its results in future periods.

As of June 29, 2001, Artesyn was in compliance with the restrictive covenants with respect to its current credit facility. If customer demand does not improve, Artesyn will need to raise additional capital and/or renegotiate certain of these covenants in order to comply in future periods. Artesyn is in ongoing discussions with its banks regarding amendments to the credit agreement that would take into account the significant reduction in revenue and customer demand it has recently experienced. Artesyn is also evaluating other financing alternatives to provide it with additional capital. Artesyn expects to complete this review and have any necessary actions in place by the end of the third quarter of 2001 in order to ensure continued compliance with the credit agreement, although there is no assurance that these actions will take place. If Artesyn is not in compliance with its restrictive covenants and is unable to obtain a waiver and/or make other financial accommodations and the banks accelerate the payment schedule, Artesyn's financial condition and results of operations may be adversely affected.

Based on current expectations and business conditions, including discussions with the banks, Artesyn believes that its cash and equivalents, available credit line, cash generated from operations, and other financing activities are expected to be adequate to meet working capital requirements, capital expenditures, debt and capital lease obligations, contingent payments related to acquisitions, and operating lease commitments for the next twelve months.

Recent Accounting Pronouncements

Artesyn utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate debt obligations. As of June 29, 2001, Artesyn had three interest rate swap agreements with a total notional amount of $23.4 million effectively fixing the rate on a like amount of variable rate borrowings. Artesyn adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, at the beginning of fiscal 2001. SFAS No. 133 requires the transition adjustment resulting from adopting these statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, Artesyn recorded a cumulative transition adjustment upon adoption of approximately $0.9 million to reduce Accumulated Other Comprehensive Loss to recognize the fair value of its interest rate swap derivative instruments as of the date of adoption. During the twenty-six weeks ended June 29, 2001, Artesyn recorded the subsequent change in fair value of the interest rate swap derivatives as an increase in Accumulated Other Comprehensive Loss totaling approximately $1.2 million.

Artesyn recognizes all derivatives on the balance sheet at fair value that total a liability of approximately $0.3 million as of June 29, 2001 and is included in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Financial Statements. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. There was no significant hedge ineffectiveness for the existing derivative instruments for the six months ended June 29, 2001.

In June 2001, the FASB issued SFAS 141 "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations" and Statement of Financial Accounting Standards No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. Artesyn does not expect the adoption of SFAS 141 to have an impact on its financial position, results of operations or cash flows.

In June 2001, the FASB also issued SFAS 142. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. Artesyn has not yet assessed the impact of adopting SFAS 142.

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

Artesyn has significant assets and operations in Europe and Asia and, as a result, its financial performance could be affected by significant fluctuations in foreign exchange rates. To mitigate potential adverse trends, Artesyn's operating strategy takes into account changes in exchange rates over time. Accordingly, Artesyn enters into various forward contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The principal currencies hedged are the Japanese yen, the Deutsche mark, and the Irish punt. As of June 29, 2001, Artesyn had no outstanding foreign currency forward exchange contracts.

It is Artesyn's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. Artesyn does not enter into foreign currency or interest rate transactions for speculative purposes.

Forward Looking Statements

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on Artesyn's current expectations with respect to future sales, operating efficiencies, research and development expenditures, growth, working capital needs, liquidity, gross margins, and inventory. Such statements involve risks and uncertainties which may cause actual results to differ materially from those set forth in these forward-looking statements. Factors that might affect such forward-looking statements include, among others, general economic conditions, growth and changes in the power supply and communications industries, changes in customer mix, competitive factors and pricing pressures, changes in product mix, the timely development and acceptance of new products, the availability of components used in the manufacture of products, the ability to attract and retain customers including new OEM communications customers, the ability to attract and retain personnel, inventory risks due to shifts in market demand, changes in absorption of manufacturing overhead, the ability to secure adequate financial accommodations, domestic and foreign regulatory approvals and other risks described in Artesyn's various reports filed with the SEC. Any forward looking statement included in this Form 10-Q are made as of the date hereof, based on information available to Artesyn as of the date hereof, and Artesyn assumes no obligation to update any forward-looking statements.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    (a)  Artesyn held its Annual Meeting of Shareholders on May 2, 2001

    (c)  The following matters were voted upon at the Annual Meeting of
         Shareholders:

         1. The election of the nominees for Directors for a term to expire at the Annual Meeting of Shareholders to be held in 2002, was voted on by the shareholders. The nominees, all of whom were elected, were Edward S. Croft III, Fred C. Lee, Lawrence J. Matthews, Joseph M. O'Donnell, Stephen A. Ollendorf, Phillip A. O'Reilly, Bert Sager,
             A. Eugene Sapp Jr., Ronald D. Schmidt, Lewis Solomon, and John M. Steel. The Inspectors of Election certified the following vote tabulations.

                                                   For             Withheld
                                             ---------------    --------------
                  Edward S. Croft III            33,545,893           241,004
                  Fred C. Lee                    33,613,526           173,371
                  Lawrence J. Matthews           33,588,756           198,141
                  Joseph M. O'Donnell            33,516,379           270,518
                  Stephen A. Ollendorf           33,424,387           362,510
                  Phillip A. O'Reilly            33,525,384           261,513
                  Bert Sager                     33,517,224           269,673
                  A. Eugene Sapp, Jr.            33,596,797           190,100
                  Ronald D. Schmidt              33,614,031           172,866
                  Lewis Solomon                  32,696,500         1,090,397
                  John M. Steel                  33,616,779           170,118

         2. A proposal to approve and adopt an amendment to Artesyn's Articles of Incorporation to provide for the classification of the Board of Directors into three classes. The results of the vote on this proposal dictated that the terms to be served by all directors elected in the previous proposal would remain one year.

                            For              Against           Abstain
                            ---              -------           -------
                         12,734,876         15,441,693         119,496

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

(b)  Reports on Form 8-K

     During the quarter ended June 29, 2001, Artesyn filed the following current reports on Form 8-K:

             a) On June 6, 2001, Artesyn announced additional guidelines for shareholders concerning its 2001 operational results. (Report dated June 6, 2001)

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




                                          ARTESYN TECHNOLOGIES, INC.
                                          --------------------------
                                                 (Registrant)


DATE: August 9, 2001                          BY: /s/ Richard J. Thompson
                                                  ----------------------------
                                                  Richard J. Thompson
                                                  Vice President Finance
                                                  Chief Financial Officer