Form 10-Q
period 2001-09-28
ARTESYN TECHNOLOGIES INC
filed 2001-11-13
CIK 23071

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 2001
                                              ------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to


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
  (I.R.S. Employer Identifications Number)     (Address of principal executive offices)

               (561) 451-1000                                   33434
(Registrant's phone number, including area code)             (Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___
                                        ---


The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of October 25, 2001 was 38,247,914 shares.

--------------------------------------------------------------------------------

                          Artesyn Technologies, Inc.

                              Index to Form 10-Q

                                                                              Page
                                                                             Number
                                                                             ------
PART I.        Financial Information

Item 1.        Condensed Consolidated Financial Statements:

               Statements of Operations - For the Thirteen and Thirty-Nine
               Weeks Ended September 28, 2001 and September 29, 2000              3

               Statements of Financial Condition - September 28, 2001
               and December 29, 2000                                              4

               Statements of Cash Flows - For the Thirty-Nine Weeks Ended
               September 28, 2001 and September 29, 2000                          5

               Statement of Shareholders' Equity and Comprehensive Loss -
               For the Thirty-Nine Weeks Ended September 28, 2001                 6

               Notes to Condensed Consolidated Financial Statements            7-13

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            14-20

Item 3.        Quantitative and Qualitative Disclosures About Market Risk     20-21


PART II.       Other Information

Item 6.        Exhibits and Reports on Form 8-K                                  22

Signatures                                                                       23

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                          ARTESYN TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in Thousands Except Per Share Data)
                                  (Unaudited)

                                              Thirteen Weeks Ended                         Thirty-Nine Weeks Ended
                                    ----------------------------------------      ----------------------------------------
                                       September 28,          September 29,          September 28,          September 29,
                                            2001                   2000                   2001                   2000
                                    -----------------      -----------------      -----------------      -----------------
Sales                                      $  108,572             $  182,493             $  386,563             $  506,434
Cost of Sales                                 102,269                132,221                346,019                369,948
                                    -----------------      -----------------      -----------------      -----------------
Gross Profit                                    6,303                 50,272                 40,544                136,486
                                    -----------------      -----------------      -----------------      -----------------

Expenses
  Selling, general & administrative            10,907                 16,167                 42,274                 46,136
  Research & development                        9,561                 11,799                 33,272                 32,990
  Restructuring and related charges             4,967                      -                 13,168                      -
  Amortization of goodwill                      2,048                  1,903                  6,006                  4,322
                                    -----------------      -----------------      -----------------      -----------------
                                               27,483                 29,869                 94,720                 83,448
                                    -----------------      -----------------      -----------------      -----------------
Operating Income (Loss)                       (21,180)                20,403                (54,176)                53,038
                                    -----------------      -----------------      -----------------      -----------------
Other Income (Expense)
  Interest expense                             (1,719)                (1,367)                (5,803)                (3,697)
  Interest income                                 188                    461                    773                  1,319
                                    -----------------      -----------------      -----------------      -----------------
                                               (1,531)                  (906)                (5,030)                (2,378)
                                    -----------------      -----------------      -----------------      -----------------

Income (Loss) before Income Taxes             (22,711)                19,497                (59,206)                50,660

Provision (Benefit) for Income Taxes           (6,133)                 6,391                (15,986)                16,363
                                    -----------------      -----------------      -----------------      -----------------
Net Income (Loss)                          $  (16,578)            $   13,106             $  (43,220)            $   34,297
                                    =================      =================      =================      =================
Earnings (Loss) per Share
  Basic                                    $    (0.43)            $     0.35             $    (1.13)            $     0.92
                                    =================      =================      =================      =================
  Diluted                                  $    (0.43)            $     0.33             $    (1.13)            $     0.88
                                    =================      =================      =================      =================

Common and Common Equivalent Shares
  Outstanding
  Basic                                        38,225                 37,914                 38,223                 37,476
  Diluted                                      38,225                 40,119                 38,223                 39,187


  The accompanying notes are an integral part of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in Thousands Except Share Data)
                                  (Unaudited)

                                                                     September 28,       December 29,
                                                                          2001               2000
                                                                     -------------      -------------
ASSETS
Current Assets
 Cash and equivalents                                                  $    41,024        $    34,383
 Accounts receivable, net                                                   78,305            122,377
 Inventories, net                                                          129,608            150,462
 Prepaid expenses and other                                                  3,793              6,886
 Deferred income taxes, net                                                 24,319             12,552
                                                                     -------------      -------------
  Total current assets                                                     277,049            326,660
                                                                     -------------      -------------

Property, Plant & Equipment, net                                           107,749            105,059
                                                                     -------------      -------------

Other Assets
 Goodwill, net                                                              63,832             62,880
 Deferred income taxes, net                                                  7,033              1,586
 Other assets, net                                                           2,797              1,630
                                                                     -------------      -------------
  Total other assets                                                        73,662             66,096
                                                                     -------------      -------------
                                                                       $   458,460        $   497,815
                                                                     =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Current maturities of long-term debt                                  $       592        $     1,512
 Accounts payable and accrued liabilities                                  105,326            149,035
                                                                     -------------      -------------
  Total current liabilities                                                105,918            150,547

Long-Term Debt and Capital Leases                                          125,592             73,301
Other Long-Term Liabilities                                                 17,478             17,455
                                                                     -------------      -------------
  Total Liabilities                                                        248,988            241,303
                                                                     -------------      -------------

Commitments and Contingencies (See Note 5, 6, 11, and 12)

Shareholders' Equity
 Preferred stock, par value $.01; 1,000,000 shares authorized;
  none issued                                                                    -                  -
 Common stock, par value $.01; 80,000,000 shares authorized;
  38,236,944 issued and outstanding in 2001
   (38,282,007 shares outstanding in 2000)                                     382                383
 Additional paid-in capital                                                121,956            121,360
 Retained earnings                                                         104,946            149,873
 Accumulated other comprehensive loss                                      (17,812)           (15,104)
                                                                     -------------      -------------
  Total shareholders' equity                                               209,472            256,512
                                                                     -------------      -------------
                                                                       $   458,460        $   497,815
                                                                     =============      =============

  The accompanying notes are an integral part of these consolidated financial statements.

                          ARTESYN TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in Thousands)
                                  (Unaudited)

                                                                                        Thirty-Nine Weeks Ended
                                                                                     September            September
                                                                                     28, 2001             29, 2000
                                                                                  ----------------     ---------------
OPERATING ACTIVITIES
   Net income (loss)                                                                  $ (43,220)           $  34,297
   Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
       Depreciation and amortization                                                      25,456              19,444
       Tax benefit from exercise of stock options                                            170               6,227
       Other non-cash charges                                                             24,480               8,344
   Changes in operating assets and liabilities:
       Accounts receivable                                                                42,399             (41,381)
       Inventories                                                                        (8,213)            (44,746)
       Prepaid expenses and other                                                          2,399                (929)
       Accounts payable and accrued liabilities                                          (53,735)             33,939
                                                                                  ----------------     ---------------
Net Cash (Used in) Provided by Operating Activities                                      (10,264)             15,195
                                                                                  ----------------     ---------------

INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                            (25,658)            (25,965)
   Proceeds from sales of property, plant and equipment                                      183               1,395
   Purchase of Azcore Technologies, Inc., net of cash acquired                            (2,861)             (5,800)
   Purchase of Real Time Digital, Inc, net of cash acquired                               (3,326)                  -
   Purchase of Spider Software Ltd, net of cash acquired                                       -             (27,948)
   Increase in other assets                                                               (1,415)                  -
                                                                                  ----------------     ---------------
Net Cash Used in Investing Activities                                                    (33,077)            (58,318)
                                                                                  ----------------     ---------------

FINANCING ACTIVITIES
   Principal payments on debt and capital leases                                          (1,312)             (8,479)
   Proceeds from revolving credit loans, net of costs                                     52,882              38,933
   Repurchases and retirement of common stock                                             (2,311)             (5,373)
   Proceeds from exercises of stock options                                                1,024              13,622
                                                                                  ----------------     ---------------
Net Cash Provided by Financing Activities                                                 50,283              38,703
                                                                                  ----------------     ---------------

Effect of Exchange Rate Changes on Cash and Equivalents                                     (301)             (2,353)
                                                                                  ----------------     ---------------

Increase/(Decrease) in Cash and Equivalents                                                6,641             (6,773)

Cash and Equivalents, Beginning of Period                                                 34,383              37,562
                                                                                  ----------------     ---------------

Cash and Equivalents, End of Period                                                   $   41,024           $  30,789
                                                                                  ================     ===============


       The accompanying notes are an integral part of these consolidated financial statements.

                          ARTESYN TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE LOSS
              For the Thirty-Nine Weeks Ended September 28, 2001
                            (Amounts in Thousands)
                                  (Unaudited)

                                                                                       Accumulated Other
                                  Common Stock                                         Comprehensive Loss
                            ----------------------                              -------------------------------
                                                                                   Foreign
                                                     Additional                    Currency       Changes in       Compre-
                                                       Paid-In      Retained     Translation     Fair Value of     hensive
                              Shares      Amount       Capital      Earnings      Adjustment      Derivatives        Loss
                            ----------  ----------  ------------  ------------  -------------  ----------------  -----------
Balance, December 29, 2000     38,282       $ 383     $ 121,360     $ 149,873      $ (15,104)
Issuance of common stock
    under stock option
    plans                         144           1         1,023
Tax benefit from exercises
    of stock options                                        170
Repurchases and retirement
    of common stock              (189)         (2)         (597)       (1,707)
Net loss                                                              (43,220)                                    $ (43,220)
Cumulative effect of
    accounting change for
    derivatives, net of
    tax provision of $442                                                                              $   938          938
Other comprehensive loss -
    changes in fair value
    of derivatives net of
    tax benefit of $554                                                                                 (1,242)      (1,242)
Other comprehensive loss -
    foreign currency
    translation
    adjustment, net of tax
    benefit of $885                                                                   (2,404)                        (2,404)
                                                                                                                 -----------
Comprehensive loss                                                                                                $ (45,928)
                            ----------  ----------  ------------  ------------  -------------  ----------------  ===========
Balance, September 28, 2001    38,237       $ 382     $ 121,956     $ 104,946      $ (17,508)          $  (304)
                            ==========  ==========  ============  ============  =============  ================

       The accompanying notes are an integral part of these consolidated financial statements.

                          Artesyn Technologies, Inc.
             Notes to Condensed Consolidated Financial Statements
                              September 28, 2001
                                  (Unaudited)


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

In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position, results of operations and cash flows of Artesyn Technologies, Inc. ("Artesyn"). The results of operations for the thirteen and thirty-nine weeks ended September 28, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year 2001. In addition, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Artesyn's 2000 Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform with the current year's presentation.


2.   Inventories

The components of inventory are as follows ($000s):


                                September 28,     December 29,
                                     2001             2000
                                -------------    -------------
          Raw materials          $    64,891      $    87,419
          Work-in-process             17,082           17,166
          Finished goods              47,635           45,877
                                -------------    -------------
                                 $   129,608      $   150,462
                                =============    =============

The inventory balances are presented net of applicable reserves.

3.   Property Plant & Equipment, Net

Related accumulated depreciation was $117.7 million and $100.3 million at September 28, 2001 and December 29, 2000, respectively. Depreciation expense was $6.6 million and $5.1 million for the thirteen weeks ended September 28, 2001 and September 29, 2000, respectively. For the thirty-nine weeks ended September 28, 2001 and September 29, 2000, depreciation expense was $18.8 million and $14.9 million, respectively.

4.   Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are as follows
($000s):

                                          September 28,     December 29,
                                               2001             2000
                                          -------------    -------------

          Accounts payable                  $   43,921       $   85,383
          Accrued liabilities:
            Compensation and benefits           14,230           21,312
            Income taxes payable                15,269           15,121
            Warranty reserve                     6,660            8,140
            Other                               25,246           19,079
                                          -------------   --------------
                                            $  105,326       $  149,035
                                          =============   ==============

At September 28, 2001 and December 29, 2000, other accrued liabilities consisted primarily of accruals for professional fees, consulting fees, subcontracting fees, restructuring, interest, fair value of interest rate swap derivatives and other taxes.

5.   Restructuring and Related Charges

During the second and third quarter of 2001, Artesyn implemented a plan to restructure certain of its operations as a result of a significant reduction in customer demand experienced during the first half of 2001 which continued into the second half of the year. The reduction in customer demand resulted in Artesyn having excess manufacturing capacity and costs. The restructuring plan is designed to address these issues, and is comprised of the following elements:

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

Pursuant to Artesyn's restructuring plan, during the second quarter of 2001, Artesyn recorded a pre-tax restructuring charge of approximately $8.2 million. During the third quarter, Artesyn recorded additional pre-tax restructuring charges related to additional cost reduction and restructuring initiatives of approximately $5.0 million. The remaining restructuring accrual at September 28, 2001 is included in Accounts Payable and Accrued Liabilities in the accompanying consolidated financial statements of financial position. The components of this charge, along with the 2001 activity to date, are presented in the following table ($000's).

                                                    2001 Activity
                                              -----------------------
                                                                         Accrued
                                                                        Liability
                                  Restruct-                                at
                                   uring                                September
                                   Charge        Cash       Non-Cash     28, 2001
                                 ----------   ----------   ----------   ----------
     Facility closures            $  6,991     $    177     $  4,440     $  2,374
     Employee termination costs      6,177        3,937            -        2,240
                                 ----------   ----------   ----------   ----------
                                  $ 13,168     $  4,114     $  4,440     $  4,614
                                 ==========   ==========   ==========   ==========

The charge for facility closures is primarily write-offs of equipment and other fixed assets to be disposed of or abandoned at locations that are being closed. The remaining accrued liability represents Artesyn's estimate of the future lease commitments and buyout options for those locations being closed, after considering sublease opportunities. Artesyn anticipates that the closures of facilities and disposal of assets will be completed during 2001. Lease payments for the closed facilities extend into 2006. Although Artesyn is aggressively marketing these locations for subleases on acceptable terms, the ultimate time required to obtain acceptable subleases may extend beyond Artesyn's estimates.

The restructuring plan includes the termination and payment of related severance benefits for approximately 950 employees, of which approximately 650 have been terminated as of September 28, 2001. The remaining terminations and associated termination payments are expected to be made during the remainder of 2001.

As part of ongoing restructuring efforts, Artesyn expects to record additional restructuring charges of approximately $3.8 million during the fourth quarter of 2001 for expected total charges of approximately $17.0 million for fiscal 2001. Restructuring charges do not include the $16.0 million charge for additional excess and obsolete inventory reserve recorded in the second and third Quarters of 2001.

6.   Acquisitions

On January 23, 2001, Artesyn acquired 100% of the capital stock of Real Time Digital, Inc. ("RTD") of Wall, New Jersey. RTD is a developer of Digital Signal Processor software and high-density board-level products for the voice and media gateways that manage the transmission of information from the circuit-based public telephone network into the Internet. The purchase price consisted of $3.3 million in cash, net of cash acquired, and additional contingent payments of up to $7.0 million based on certain milestones in 2001 and 2002. The acquisition was accounted for under the purchase method of accounting. Accordingly, approximately $3.4 million in goodwill was recorded related to the acquisition of RTD, representing the excess of the purchase price over the estimated fair value of net assets acquired and transaction costs. The goodwill is being amortized over 10 years. The results of operations of RTD have been included in Artesyn's Consolidated Financial Statements from the date of acquisition. Artesyn expects the initial contingent payment of approximately $3.0 million to be made in the fourth quarter of 2001.

Effective March 27, 2000, Artesyn acquired 100% of the capital stock of Spider Software Limited ("Spider") based in Edinburgh, Scotland. Spider supplies embedded telecommunications and networking software to the communications marketplace. The purchase price included approximately $33 million of fixed cash payments, of which $28 million was paid in the first quarter of 2000 with the remaining $5 million to be paid in equal installments in March 2002 and 2003. Additional contingent consideration is based on Spider's ability to achieve certain earnings targets through March 2003. These targets will be based on revenue and earnings for the three annual periods ending March 30, 2001, March 29, 2002 and March 31, 2003. The initial expectation when the purchase agreement was signed was for Artesyn to make payments of $11.0 million over a three-year period. For the earn out period ending March 30, 2001, an additional $1.0 million in purchase price was recorded based on Spider's results. Approximately $0.5 million of the earn out will be paid during the fourth quarter of 2001, with the remaining $0.5 million to be paid in the third quarter of 2002. Currently, as a result of the reduced level of business activity, the total contingent payment to be made by Artesyn is not expected to exceed $9.0 million over the three-year earn out period.

On August 4, 2000, Artesyn acquired all of the capital stock of Azcore Technologies, Inc. ("Azcore") based in Tucson, Arizona. The purchase price consisted of a $5.8 million cash payment, net of cash acquired, made in the third quarter of fiscal year 2000 and additional contingent payments of up to $8.0 million based on certain milestones through 2002. The initial contingent payment related to the Azcore acquisition was made in the fourth quarter of 2000 for approximately $0.7 million. A subsequent payment was made at the beginning of the third quarter of 2001 for $2.9 million. The acquisition was accounted for under the purchase method of accounting. Accordingly, $6.5 million in goodwill was recorded, representing the excess of the purchase price over the estimated fair value of the net assets acquired and transactions costs. The goodwill is being amortized over 20 years. The results of operations of Azcore have been included in Artesyn's Consolidated Financial Statements from the date of acquisition.

The following unaudited pro forma information presents the consolidated results of operations of Artesyn, Spider, Azcore and RTD as if the acquisitions had occurred at the beginning of the periods presented.

                                                For the Thirteen Weeks          For the Thirty-Nine Weeks
                                                        Ended                            Ended
                                            -----------------------------    -----------------------------
                                              September       September        September       September
                                               28, 2001        29, 2000         28, 2001        29, 2000
                                            -------------   -------------    -------------   -------------
  Sales                                         $108,572        $182,580         $386,585        $508,064
  Net income (loss)                              (16,578)         12,920          (43,252)         31,610
  Earnings (loss) per share - Basic                (0.43)           0.34            (1.13)           0.84
  Earnings (loss) per share - Diluted              (0.43)           0.32            (1.13)           0.81

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

7.   Income Taxes

The provision (benefit) for income taxes reflects federal, state, and foreign taxes. The effective income tax rate on pretax earnings (loss) differs from that computed at the United States federal statutory rate for the following reasons:

                                                  Thirty-Nine Weeks Ended
                                                ---------------------------
                                                 September       September
                                                  28, 2001        29, 2000
                                                -----------     -----------
          Provision (benefit) at United States
            federal statutory income tax rate       (35.0)%           35.0%
          Amortization of goodwill                    0.9              0.3
          Foreign tax effects                         7.7             (6.3)
          Effect of state income taxes               (1.9)             3.2
          Other                                       1.3              0.1
                                                -----------     -----------
          Effective tax rate                        (27.0)%           32.3%
                                                ===========     ===========

Artesyn has recorded a deferred tax asset of $31.4 million as of September 28, 2001 as Artesyn believes that such deferred tax asset will be realized.

8.   Comprehensive Income (Loss)

The components of Artesyn's comprehensive income (loss) are as follows:

                                              Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                         -------------------------------    -------------------------------
                                           September         September        September         September
                                            28, 2001          29, 2000         28, 2001         29, 2000
                                         -------------     -------------    -------------    --------------
    Net income (loss)                       $ (16,578)         $ 13,106       $  (43,220)         $ 34,297

    Foreign currency translation
        adjustment                              6,497            (9,034)          (3,289)          (14,605)
    Cumulative effect of accounting
        change for derivatives                      -                 -            1,380                 -
    Effect of changes in the value of
        derivatives                                10                 -           (1,796)                -
    Tax effect                                 (1,757)            3,113              997             4,717
                                         -------------     -------------    -------------    --------------
                                                4,750            (5,921)          (2,708)           (9,888)
                                         -------------     -------------    -------------    --------------
    Comprehensive income (loss)             $ (11,828)         $  7,185       $  (45,928)         $ 24,409
                                         =============     =============    =============    ==============

9.   Earnings (Loss) Per Share

The following data show the amounts used in computing earnings (loss) per share ("EPS") and the effects on income and the weighted-average number of shares of potential dilutive common stock. The reconciliation of the numerator and denominator of the EPS calculation is presented below ($000s except per share data).

                                                 Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                            -------------------------------    -------------------------------
                                              September         September        September          September
                                               28, 2001         29, 2000          28, 2001          29, 2000
                                            -------------    --------------    -------------     -------------
    Basic EPS
       Net income (loss)                       $ (16,578)         $ 13,106       $  (43,220)         $ 34,297
                                            -------------    --------------    -------------     -------------
       Weighted average shares                    38,225            37,914           38,223            37,476
                                            -------------    --------------    -------------     -------------

       Per share - Basic                       $   (0.43)         $   0.35       $    (1.13)         $   0.92
                                            =============    ==============    =============     =============

    Diluted EPS
       Net income (loss)                       $ (16,578)         $ 13,106       $  (43,220)         $ 34,297
                                            -------------    --------------    -------------     -------------
       Weighted average shares                    38,225            37,914           38,223            37,476

       Effect of dilutive items -Stock
          options                                      -             2,205                -             1,711
                                            -------------    --------------    -------------     -------------
                                                  38,225            40,119           38,223            39,187
                                            -------------    --------------    -------------     -------------
       Per share- Diluted                      $   (0.43)         $   0.33       $    (1.13)         $   0.88
                                            =============    ==============    =============     =============

    Anti-dilutive weighted options                 4,346                 -            4,054               202
                                            =============    ==============    =============     =============

The above anti-dilutive weighted options to purchase shares of common stock were not included in computing diluted earnings (loss) per share because their inclusion would be anti-dilutive for the respective periods.

10.  Shareholders' Equity

As part of the previously announced three-year, up to 4.0 million share repurchase program implemented in 1998, Artesyn repurchased 189,000 shares of its common stock for a total of approximately $2.3 million, during the first three quarters of 2001. To date, Artesyn has repurchased approximately 3.7 million of the approved 4.0 million shares for a total of approximately $62.8 million, which was funded with cash from operations. The excess of the cost of shares repurchased over par value was allocated to additional paid-in capital based on the pro rata share amount of additional paid-in capital for all outstanding shares with the difference charged to retained earnings. The repurchase program expired at the end of July, and no more shares will be repurchased resulting from this plan.

11.  Derivative Financial Instruments

Artesyn utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate debt obligations. As of September 28, 2001, Artesyn had three interest rate swap agreements with a total notional amount of $24.8 million effectively fixing the rate on a like amount of variable rate borrowings. Artesyn adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 (collectively "SFAS No. 133"), at the beginning of fiscal 2001. SFAS No. 133 requires the transition adjustment resulting from adopting these statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, Artesyn recorded a cumulative transition adjustment upon adoption of approximately $0.9 million to reduce Accumulated Other Comprehensive Loss to recognize the fair value of its interest rate swap derivative instruments as of the date of adoption. During the nine months ended September 28, 2001, Artesyn recorded the subsequent change in fair value of the interest rate swap derivatives as an increase in Accumulated Other Comprehensive Loss totaling approximately $1.2 million.

Artesyn recognizes all derivatives on the balance sheet at fair value. Such derivatives total a liability of approximately $0.3 million as of September 28, 2001 and are included in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Financial Statements. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. There was no significant hedge ineffectiveness for the existing derivative instruments for the thirteen or thirty-nine weeks ended September 28, 2001.

12.  Credit Agreement

On January 23, 2001, Artesyn entered into a revolving credit agreement with a syndicate of banks that provided a three-year, multi-currency $275 million credit facility. The revolving facility, which expires on March 31, 2004, replaced Artesyn's previous $200 million credit line. The agreement provides for various interest rate options on the facility initially based on the London Interbank Offer Rates ("LIBOR") plus 1.0% and includes a fee of 0.225% on the unused balance, and a 0.125% commitment fee. The agreement contains certain restrictive covenants typical of a loan of this size and nature that, among other things, require Artesyn to maintain certain financial ratios and limit the purchase, transfer, or distribution of its assets. On January 23, 2001, $91.7 million in existing loans under the previous credit agreement were repaid from borrowings under the new revolving credit facility. Any outstanding amounts under the credit facility are due on March 31, 2004. On September 28, 2001, the balance on the revolving credit facility was $125.3 million.

As of September 28, 2001, Artesyn was not in compliance with the restrictive covenants contained in its current credit facility. Effective on that date, Artesyn obtained a waiver through December 1, 2001 for the September 2001 financial covenant tests. Working closely with its bank syndicate, negotiations are underway on an amendment to the credit agreement with revised terms and a new pricing structure. Artesyn believes it is probable the amendment will be successfully completed by December 1, 2001. As part of the waiver, the credit facility was reduced from $275 million to $150 million.

Artesyn is also evaluating other financing alternatives to provide it with additional capital. Artesyn expects to complete this evaluation and have all necessary arrangements in place by December 1, 2001 when its waiver expires, although there can be no assurance all arrangements will be in place by such time. If Artesyn is not in compliance with its restrictive covenants when the waiver expires and is unable to extend or obtain a waiver and/or obtain other financial accommodations, it could have a material adverse effect on Artesyn's financial condition.

13.  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations and Statement of Financial Accounting Standards No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises ". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. The adoption of SFAS 141 did not have an impact on Artesyn's financial position, results of operations or cash flows.

In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. Artesyn is in the process of evaluating the impact of the adoption of SFAS 142 on its financial condition and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by Artesyn, as required, on January 1, 2002. Artesyn is currently determining what effect, if any, SFAS 144 will have on its financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations


Results of Operations

For the Thirteen and Thirty-Nine Weeks Ended September 28, 2001 compared to the Thirteen and Thirty-Nine Weeks Ended September 29, 2000

Sales. Sales for the third quarter of 2001 were $108.6 million compared to $182.5 million for the comparable period in 2000, a decrease of $73.9 million or 41%. Sales for the thirty-nine weeks ended September 28, 2001 decreased $119.9 million, or 24%, to $386.6 million from $506.4 million in the comparable period of 2000. The lower revenue was the result of a significant reduction in demand that Artesyn experienced from most of its major customers across its product lines. The decreased level of demand, which adversely impacted all of Artesyn's markets, continued throughout the third quarter of 2001, and is primarily responsible for the decrease in revenue in comparison to 2000. Artesyn's current expectation is that, for the remainder of 2001, revenue will continue to be significantly below the levels experienced in comparable periods of the previous year.

Artesyn still perceives significant weakness in all the markets it currently serves as customers respond to decreased end-user demand and their own continued high inventory levels. Artesyn's current estimates indicate that revenue levels should remain comparable with that of the third quarter of 2001 for the remainder of 2001. Revenue levels in the first and second quarters of 2002 are expected to be comparable with or slightly above the amounts recorded in the third quarter of 2001. However, it is expected that revenue in the first half of 2002 will still be at or below the levels of revenue experienced in the comparable 2001 periods.

The weakness in customer demand is further reflected in the levels of orders and backlog reported in the thirteen and thirty-nine weeks ended September 28, 2001. Orders booked in the third quarter of 2001 were $102.2 million, a decrease of $93.9 million or 48% from the $196.0 booked in the third quarter of 2000. For the thirty-nine weeks ended September 28, 2001, orders decreased $372.6 million or 60% from $618.3 million in the same period of 2000 to $245.7 million. Much of the decrease was the result of cancelled orders initially placed in 2000. Backlog, which consists of purchase orders on hand having delivery dates scheduled within the next six months, decreased $162.6 million or 66% from $247.1 million on September 29, 2000 to $84.5 million on September 28, 2001. Artesyn does not anticipate significant changes in the level of orders or backlog for the rest of 2001 in comparison with the third quarter of 2001 until end-user demand returns.

Gross Margin. Gross margin as a percent of revenue for the third quarter of 2001 decreased to 5.8% compared to 27.5% for the third quarter of 2000. For the thirty-nine weeks ended September 28, 2001, gross margin as a percent of revenue decreased to 10.5% from 27.0% for the comparable period in 2000. Included in the 2001 results for the thirteen weeks ended September 28, 2001 is a charge of approximately $6.0 million for increased excess and obsolete inventory reserve taken during the period. This is in addition to the $10.0 million charge related to the excess and obsolete inventory previously recorded in the second quarter of 2001. Both of the charges were recorded in cost of sales, reducing gross margin by that amount during the period. During early 2001, Artesyn had purchased raw materials and manufactured finished goods to fulfill orders subsequently cancelled or delayed as customer demand unexpectedly decreased. This resulted in a significant increase in inventory during the first half of 2001. The increase in the excess and obsolete inventory reserve is the result of the overall increase in inventory.

While inventory levels were reduced in the third quarter of 2001 when compared to the second quarter, Artesyn believes that the additional charge of approximately $6.0 million was required based on the inventory profile and current demand forecasts. Artesyn does not anticipate that additional inventory charges will be necessary for the remainder of 2001 except for normal fair value adjustments.

In addition to the inventory charge, gross margin continued to be adversely impacted by inefficiencies resulting from the decrease in demand. Decreased demand lowered plant utilization, which reduced the absorption of costs, and resulted in lower gross margins. In addition, Artesyn was further negatively impacted by a shift in product mix during the third quarter, as sales for several long-running, high-margin, custom products declined and were replaced by the start-up costs of new programs that began to ship during 2001. Artesyn did not experience significant improvement in the margin of these new programs in the third quarter, but expects to see moderate improvement as these programs reach volume production and the products are transferred to low-cost manufacturing facilities.

Gross margins were also negatively impacted by continuing raw material supply and pricing issues. The component supply problems experienced by Artesyn throughout fiscal year 2000 eased or were eliminated in the first half of 2001, and many of Artesyn's suppliers were able to fulfill orders placed in previous periods. The commitments to purchase these components, however, had been locked in during 2000 at premium prices during a time of supply shortage and strong customer demand for Artesyn's products. Artesyn has recently begun to see some improvement in material pricing, but many of these premium priced components are still in raw material inventory. The premiums, which generally are not passed on to Artesyn's customers, will continue to have a negative impact on gross margin throughout 2001 and into 2002.

During the second quarter of 2001, Artesyn announced it would initiate cost saving measures in order to match its level of expenses with its reduced levels of demand. The result of these measures is the restructuring plan discussed in "Restructuring and Related Charges". Included as part of the restructuring plan, Artesyn closed its Broomfield, Colorado manufacturing facility and its Huntington Beach, California product renewal center during the third quarter. All functions provided by Broomfield and Huntington Beach have been consolidated into other locations throughout the world. Additional cost reduction initiatives were implemented in the third quarter, including factory work force reduction, shortened workweeks and restrictions on discretionary spending. Artesyn expects to announce additional cost savings initiatives, which could include additional work force reductions and facility closures, in the fourth quarter of 2001. The degree of the industry slowdown, the state of the overall economy and customer demand for Artesyn's products will determine which additional cost reduction initiatives will be implemented.

The facility closures are expected to have a positive impact on gross margin as a percent of revenue beginning in the fourth quarter of 2001. The reduction in capacity should have some positive impact on the manufacturing inefficiencies experienced during 2001, and the transfer of production to low cost facilities should improve the margin on new programs and products as well. Artesyn believes that it will begin to see modest improvement in gross margin as a percent of revenue in the fourth quarter of 2001 in comparison with the third quarter of 2001 as a result of cost savings initiates. However, Artesyn believes that due to the change in the product mix and the remaining manufacturing inefficiencies discussed above, gross margin as a percent of revenue will continue to be lower in comparison to comparable 2000 periods for at least the remainder of 2001.

Operating Expenses. Selling, general and administrative expenses were $10.9 million (or 10% of sales) for the thirteen weeks ended September 28, 2001 compared to $16.2 million (or 9% of sales) for the comparable prior year period. For the thirty-nine weeks ended September 28, 2001, selling, general and administrative expenses were $42.3 million (or 11% of sales) compared to $46.1 million (or 9% of sales) for the comparable prior year period.

In response to the significant decrease in customer demand experienced during 2001, Artesyn has implemented several cost savings plans to reflect its reduced level of customer demand. Artesyn's initial expectations for 2001 included revenue growth over comparable 2000 periods. In order to administer anticipated growth, Artesyn increased its investment in infrastructure and personnel in late 2000 and early 2001 leading to higher operating expenses on an actual dollar basis. When this growth did not materialize, Artesyn took steps, which are discussed below in "Restructuring and Related Charges", to reduce its infrastructure and personnel to maintain the proper relationship between operating expenses and revenue. These steps included closure of engineering and administrative facilities and headcount reductions. These cost savings initiatives are the primary reason behind the reduction in selling general, and administrative expenses in the thirteen and thirty-nine weeks ended September 28, 2001 in comparison to the comparable period in 2000. Artesyn expects that selling, general and administrative expenses will continue, on an actual dollar basis, to be below comparable 2000 periods for the remainder of 2001.

Research and development expenses totaled $9.6 million, or 9% of sales, in the third quarter of 2001 compared to $11.8 million, or 6% of sales, for the third quarter of 2000. For the first three quarters of 2001, research and development expenses totaled $33.3 million, or 9% of sales, in 2001 and $33.0 million, or 7% of sales in 2000. While Artesyn has reduced its research and development expenses in the third quarter to maintain an appropriate relationship with revenue, it will maintain its commitment to invest in research and development activities. The timely introduction of new technology and products will continue to be an integral component of Artesyn's competitive strategy. Artesyn expects the quarterly level of research and development expenses will continue, on an actual dollar basis, to compare favorably with comparable 2000 periods for the remainder of 2001.

Restructuring and Related Charges. During the second and third quarter of 2001, Artesyn implemented a plan to restructure certain of its operations as a result of a significant reduction in customer demand experienced during the first half of 2001 which continued into the second half of the year. The reduction in customer demand resulted in Artesyn having excess manufacturing capacity and costs. The restructuring plan is designed to address these issues, and is comprised of the following elements:

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

Pursuant to Artesyn's restructuring plan, during the second quarter of 2001, Artesyn recorded a pre-tax restructuring charge of approximately $8.2 million. During the third quarter, Artesyn recorded additional pre-tax restructuring charges related to additional cost reduction and restructuring initiatives of approximately $5.0 million. The remaining restructuring accrual at September 28, 2001 is included in Accounts Payable and Accrued Liabilities in the accompanying consolidated financial statements of financial position. The components of this charge, along with the 2001 activity to date, are presented in the following table ($000's).

                                                   2001 Activity
                                              ----------------------
                                                                        Accrued
                                                                       Liability
                                   Restruct                               at
                                    -uring                             September
                                    Charge       Cash      Non-Cash     28, 2001
                                  ----------  ----------  ----------  ----------
     Facility closures             $  6,991    $    177    $  4,440    $  2,374
     Employee termination costs       6,177       3,937           -       2,240
                                  ----------  ----------  ----------  ----------
                                   $ 13,168    $  4,114    $  4,440    $  4,614
                                  ==========  ==========  ==========  ==========

The charge for facility closures is primarily write-offs of equipment and other fixed assets to be disposed of or abandoned at locations that are being closed. The remaining accrued liability represents Artesyn's estimate of the future lease commitments and buyout options for those locations being closed, after considering sublease opportunities. Artesyn anticipates that the closures of facilities and disposal of assets will be completed during 2001. Lease payments for the closed facilities extend into 2006. Although Artesyn is aggressively marketing these locations for subleases on acceptable terms, the ultimate time required to obtain acceptable subleases may extend beyond Artesyn's estimates.

The restructuring plan includes the termination and payment of related severance benefits for approximately 950 employees, of which approximately 650 have been terminated as of September 28, 2001. The remaining terminations and associated termination payments are expected to be made during the remainder of 2001.

As part of ongoing restructuring efforts, Artesyn expects to record additional restructuring charges of approximately $3.8 million during the fourth quarter of 2001 for expected total charges of approximately $17.0 million for fiscal 2001. Restructuring charges do not include the approximately $16.0 million charge for additional excess and obsolete inventory reserve recorded in the second and third quarters of 2001.

Amortization of Goodwill. Amortization expense for the thirteen weeks ended September 28, 2001 was $2.0 million, an increase of $0.1 million, or 8%, over the comparable period in 2000. For the thirty-nine weeks ended September 28, 2001, amortization expense increased $1.7 million, or 39%, over the comparable 2000 period. These increases were the result of amortization expense related to goodwill from the acquisition of Spider, Azcore, and RTD.

Interest Expense, Net. Interest expense, net of interest income, in the thirteen weeks ended September 28, 2001 increased from $0.9 million in the comparable 2000 period to $1.5 million, an increase of 69%. For the thirty-nine weeks ended September 28, 2001, interest expense, net increased $2.7 million, or 112%, from $2.4 million in 2000 to $5.0 million in 2001. This increase was primarily the result of additional outstanding borrowings related to the use of operating cash flow to fund the increase in working capital (see Liquidity and Capital Resources) in the first half of 2001, borrowings related to the acquisition of Spider and available cash used for the acquisition of Azcore and RTD.

Artesyn expects that the changes to the current credit agreement included in the September 28, 2001 waiver and the amendment to the credit agreement currently being negotiated will include higher interest rates for the borrowings it has outstanding. This would result in higher interest expense for the remainder of 2001 in comparison to the amounts previously recorded.

Net Income (Loss). The net loss for the thirteen weeks ended September 28, 2001 was $16.6 million, or $0.43 per diluted share, compared to net income of $13.1 million, or $0.33 per diluted share, for the comparable year-ago quarter. For the thirty-nine weeks ended September 28, 2001, the net loss was $43.2 million, or $1.13 per diluted share, compared to a net income of $34.3 million, or $0.88 per diluted share, in the comparable 2000 period. The net loss resulted primarily from the significant reduction in customer demand Artesyn experienced in the first half of 2001, and the inventory and restructuring charges recorded in the second and third quarters of 2001, as discussed above.


Liquidity and Capital Resources

At September 28, 2001, Artesyn's cash and equivalents increased to $41.0 million from $34.4 million on December 29, 2000. This increase was primarily attributable to increased collection of accounts receivable and borrowings on Artesyn's line of credit offset by the cash impact of Artesyn's net loss, increases in inventory and payments of accounts payable and accrued liabilities to the extent not financed by borrowings under Artesyn's credit agreement during 2001.

Cash used in operations was $10.3 million for the thirty-nine weeks ended September 28, 2001 primarily financed by borrowings under Artesyn's credit agreement and, to a lesser extent, from cash on hand compared with cash provided by operations of $15.2 million in the same period in 2000. Cash from operations was impacted negatively by the cash impact of Artesyn's 2001 net loss, increases in inventory, and payments of accounts payable and accrued liabilities. These amounts were somewhat offset by increased collections of accounts receivable in the period. The cash flow impact from accounts payable and accounts receivable during 2001 is a reflection of the decrease in customer demand experienced in the period. The reduced level of business activity caused Artesyn to reduce the rate at which new accounts payable are incurred and revenue is invoiced.

Artesyn continued to make improvement in its inventory balance in the third quarter of 2001. While the consolidated statements of cash flows indicates there was negative overall cash flow from inventory in the first three quarters of 2001, there was positive cash flow of $14.2 million in the third quarter of 2001 resulting from reductions in the inventory balance. Artesyn believes it has taken steps that should result in a continued reduction in inventories for the remainder of 2001. Purchases of raw materials have been cancelled or postponed where possible as a result of reduced customer demand. In addition, production schedules have been significantly modified in order to adjust inventory levels for the reduction in demand. However, there can be no assurance that a continued reduction in inventory will take place due to the significant uncertainty in the marketplace.

Capital expenditures for the first nine months of 2001 totaled $25.7 million, which was primarily financed by borrowings under Artesyn's credit agreement and, to a lesser extent, from cash on hand. Capital expenditures in the first nine months of 2001 were primarily for the expansion of our manufacturing facility in China and construction of a new facility in Hungary, both of which were initiated in previous years. Artesyn believes that these facilities will be a source of low-cost, high-efficiency production in the future. The remaining capital expenditures were for the continued upgrade of other existing facilities and equipment in support of Artesyn's current operating activities. The new facility in Hungary became operational in the first quarter of 2001. Substantially all cash requirements related to this program have been fulfilled. Capital expenditures were down significantly in the thirteen weeks ended September 28, 2001 ($3.9 million) from the levels experienced in the first half of the year due to the significant downturn in customer demand. Due to the decrease in customer demand, capital expenditures for capacity expansion have been postponed or cancelled. As a result, capital expenditures are expected to be comparable to the amount experienced in the third quarter of 2001 for the remainder of the year.

Spider was acquired in March 2000 for approximately $33.0 million of fixed cash payments and contingent consideration. Cash payments related to the acquisition of $28.0 million were made in the first quarter of fiscal year 2000 and the remaining fixed cash payments of $5.0 million will be paid in equal installments in March 2002 and March 2003. Additional contingent consideration is based on Spider's ability to achieve certain earnings targets through March 2003. These targets will be based on revenue and earnings for the three annual periods ending March 30, 2001, March 29, 2002 and March 31, 2003. The initial expectation when the purchase agreement was signed was for Artesyn to make payments of $11.0 million over a three-year period. For the earn out period ending March 30, 2001, an additional $1.0 million in purchase price was recorded based on Spider's results. Approximately $0.5 million of the earn out will be paid during the fourth quarter of 2001, with the remaining $0.5 million to be paid in the third quarter of 2002. Currently, as a result of the reduced level of business activity, the total contingent payment to be made by Artesyn is not expected to exceed $9.0 million over the three-year earn out period.

Azcore was acquired in August 2000 for approximately $5.8 million of fixed cash payments and up to $8.0 million in contingent consideration based on certain milestones through fiscal year 2001 and 2002. The first of these milestones was reached in the fourth quarter of fiscal year 2000, and a payment of $0.7 million was made. An additional payment was made to the former owners of Azcore in the third quarter of 2001 for $2.9 million. The remaining amount of the contingent consideration is expected to be paid in 2002 as the milestones are met.

RTD was acquired in January 2001 for approximately $3.3 million, net of cash acquired, of fixed cash payments and up to $7.0 million in contingent consideration based on certain milestones through 2002. Artesyn expects the initial contingent payment of approximately $3.0 million to be made in the fourth quarter of 2001.

Net cash provided by financing activities of $50.0 million for the thirty-nine weeks ended September 28, 2001 reflects net proceeds from revolving credit loans (which includes amounts borrowed under Artesyn's previous credit agreement) less principal payments on capital leases of $51.6 million partially offset by the repurchase and retirement of 189,000 shares of Artesyn's common stock for $2.3 million.

On January 23, 2001, Artesyn entered into a revolving credit agreement with a syndicate of banks that provided a three-year, multi-currency $275 million credit facility. The revolving facility, which expires on March 31, 2004, replaced Artesyn's previous $200 million credit line. The agreement provides for various interest rate options on the facility initially based on the London Interbank Offer Rates ("LIBOR") plus 1.0% and includes a fee of 0.225% on the unused balance, and a 0.125% commitment fee. The agreement contains certain restrictive covenants typical of a loan of this size and nature that, among other things, require Artesyn to maintain certain financial ratios and limit the purchase, transfer, or distribution of its assets. On January 23, 2001, $91.7 million in existing loans under the previous credit agreement were repaid from borrowings under the new revolving credit facility. Any outstanding amounts under the credit facility are due on March 31, 2004. On September 28, 2001, the balance on the revolving credit facility was $125.3 million.

As of September 28, 2001, Artesyn was not in compliance with the restrictive covenants contained in its current credit facility. Effective on that date, Artesyn obtained a waiver through December 1, 2001 for the September 2001 financial covenant tests. Working closely with its bank syndicate, negotiations are underway on an amendment to the credit agreement with revised terms and a new pricing structure. Artesyn believes it is probable the amendment will be successfully completed by December 1, 2001. As part of the waiver, the credit facility was reduced from $275 million to $150 million.

Artesyn is also evaluating other financing alternatives to provide it with additional capital. Artesyn expects to complete this evaluation and have all necessary arrangements in place by December 1, 2001 when its waiver expires, although there can be no assurance all arrangements will be in place by such time. If Artesyn is not in compliance with its restrictive covenants when the waiver expires and is unable to extend or obtain a waiver and/or obtain other financial accommodations, it could have a material adverse effect on Artesyn's financial condition. Based on current expectations and business conditions, including discussions with the banks, Artesyn believes its cash and equivalents, available credit line, cash generated from operations and other financing activities are expected to be adequate to meet working capital requirements, capital expenditure requirements, debt and capital lease obligations, contingent payments related to acquisitions, and operating lease commitments for the next twelve months.

Recent Accounting Pronouncements

Artesyn utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate debt obligations. As of September 28, 2001, Artesyn had three interest rate swap agreements with a total notional amount of $24.8 million effectively fixing the rate on a like amount of variable rate borrowings. Artesyn adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 (collectively "SFAS No. 133"), at the beginning of fiscal 2001. SFAS No. 133 requires the transition adjustment resulting from adopting these statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, Artesyn recorded a cumulative transition adjustment upon adoption of approximately $0.9 million to reduce Accumulated Other Comprehensive Loss to recognize the fair value of its interest rate swap derivative instruments as of the date of adoption. During the nine months ended September 28, 2001,

Artesyn recorded the subsequent change in fair value of the interest rate swap derivatives as an increase in Accumulated Other Comprehensive Loss totaling approximately $1.2 million.

Artesyn recognizes all derivatives on the balance sheet at fair value. Such derivatives total a liability of approximately $0.3 million as of September 28, 2001 and are included in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Financial Statements. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. There was no significant hedge ineffectiveness for the existing derivative instruments for the thirteen or thirty-nine weeks ended September 28, 2001.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations and Statement of Financial Accounting Standards No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises ". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. The adoption of SFAS 141 did not have an impact on Artesyn's financial position, results of operations or cash flows.

In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. Artesyn is in the process of evaluating the impact, if any, of the adoption of SFAS 142 on its financial condition and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business. "SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by Artesyn, as required, on January 1, 2002. Artesyn is currently determining what effect, if any, SFAS 144 will have on its financial position, results of operations or cash flows.


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

Artesyn has significant assets and operations in Europe and Asia and, as a result, its financial performance could be affected by significant fluctuations in foreign exchange rates. To mitigate potential adverse trends, Artesyn's operating strategy takes into account changes in exchange rates over time. Accordingly, Artesyn enters into various forward contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The principal currencies hedged are the Euro, the Deutsche mark, and the Irish punt. As of September 28, 2001, Artesyn had no outstanding foreign currency forward exchange contracts.

It is Artesyn's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. Artesyn does not enter into foreign currency or interest rate transactions for speculative purposes.

Forward Looking Statements

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on Artesyn's current expectations with respect to future sales, operating efficiencies, research and development expenditures, growth, working capital needs, liquidity, gross margins, inventory and negotiations with third-parties. Such statements involve risks and uncertainties that may cause actual results to differ materially from those set forth in these forward-looking statements. Factors that might affect such forward-looking statements include, among others, general economic conditions, worldwide geopolitical stability, growth and changes in the power supply and communications industries, changes in customer mix, competitive factors and pricing pressures, changes in product mix, the timely development and acceptance of new products, the availability of components used in the manufacture of products, the ability to attract and retain customers including new OEM communications customers, the ability to attract and retain personnel, inventory risks due to shifts in market demand, changes in absorption of manufacturing overhead, the ability to secure adequate financial accommodations, domestic and foreign regulatory approvals and other risks described in Artesyn's various reports filed with the SEC. Any forward looking statement included in this Form 10-Q are made as of the date hereof, based on information available to Artesyn as of the date hereof, and Artesyn assumes no obligation to update any forward-looking statements.

                          PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 10.1 Waiver and First Amendment to Credit Agreement , dated as of October 12, 2001, entered into by and among ARTESYN TECHNOLOGIES, INC., a Florida corporation, as a borrower, ARTESYN CAYMAN LP, a Cayman Islands exempted limited partnership, ARTESYN NORTH AMERICA, INC., a Delaware corporation and ARTESYN TECHNOLOGIES COMMUNICATION PRODUCTS, INC., a Wisconsin corporation, as the initial Subsidiary Borrowers, the financial institutions party to the Credit Agreement, as Lenders and BANK OF AMERICA, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.


(b)  Reports on Form 8-K

     Artesyn did not file any reports on Form 8-K during the thirteen week period ended September 28, 2001.

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




                                       ARTESYN TECHNOLOGIES, INC.
                                       --------------------------
                                              (Registrant)


DATE:  November 12, 2001                   BY:   /s/ Richard J. Thompson
                                                 ----------------------------
                                                 Richard J. Thompson
                                                 Vice President Finance
                                                 Chief Financial Officer

                                 Exhibit Index

Exhibit No.                Exhibit Description
-----------                -------------------

Exhibit 10.1 Waiver and First Amendment to Credit Agreement, dated as of October 12, 2001, entered into by and among ARTESYN TECHNOLOGIES, INC., a Florida corporation, as a borrower, ARTESYN CAYMAN LP, a Cayman Islands exempted limited partnership, ARTESYN NORTH AMERICA, INC., a Delaware corporation and ARTESYN TECHNOLOGIES COMMUNICATION PRODUCTS, INC., a Wisconsin corporation, as the initial Subsidiary Borrowers, the financial institutions party to the Credit Agreement, as Lenders and BANK OF AMERICA, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.