Form 10-K405
period 2001-12-28
ARTESYN TECHNOLOGIES INC
filed 2002-03-08
CIK 23071

--------------------------------------------------------------------------------

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-K405

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended December 28, 2001           Commission File No. 0-4466

                           Artesyn Technologies, Inc.
                           --------------------------
             (Exact name of Registrant as specified in its charter)

            Florida                                          59-1205269
            -------                                          ----------
(State or other jurisdiction of                            (I.R.S. Employer
      incorporation)                                     Identification No.)

7900 Glades Road, Suite 500, Boca Raton, Florida             33434-4105
------------------------------------------------             ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                            --.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of our common stock held by non-affiliates of the Registrant as of February 22, 2002 was approximately $307 million.

As of March 4, 2002, 38,350,033 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

--------------------------------------------------------------------------------

                                    PART I

ITEM 1. Business
        --------

We provide advanced power conversion equipment and embedded communications controllers to the communications industry. We are headquartered in Boca Raton, Florida and are primarily engaged in the design, development, manufacture and sale of electronic products, power supplies, power conversion products and power subsystems. With one of the broadest product portfolios available, our Power Conversion business offers customers a wide range of high efficiency AC/DC power supplies, as well as advanced DC/DC and Point-of-Load converters for distributed power architectures. Our Communications Products business offers customers a line of WAN interfaces, CPU boards, DSP solutions and protocol stacks that are utilized in many of today's leading TeledatacomTM networks. Our customers include worldwide market leaders in each of our chosen market sectors such as Alcatel, Ciena, Cisco Systems, Compaq, Dell Computer, Ericsson, Hewlett-Packard, Lucent Technologies, Motorola, Nortel, Nokia, Siemens and Sun Microsystems. We also provide power supplies to many other companies in the computing and communications industry and maintain a worldwide network of well-regarded distributors including Arrow, Avnet, EBV/Unique and Sager Electronics.

Founded in the late 1960's as Computer Products, Inc., we have serviced many product lines and market sectors in the electronics industry throughout our history. In late 1997, we merged with Zytec Corporation and changed our name to Artesyn Technologies, Inc. Since that time, we have focused on power conversion and embedded communications controller solutions for the telecommunications industry. Over the past two years, we have made several strategic acquisitions, including the acquisitions of Spider Software Ltd., AzCore Technologies, Inc. and Real-Time Digital, Inc., to develop new products for our chosen markets. We have also disposed of businesses and lines of products that were outside our chosen market focus, including the sale of Artesyn Solutions, Inc. to Solectron Global Services, Inc., a subsidiary of Solectron Corporation, in the fourth quarter of 2001. We believe the industry in which we compete and the markets we have chosen to serve will provide us with opportunities for many years to come.

If you would like additional information on our business, please visit our website at http://www.artesyn.com. Information contained in or accessible
           -----------------------
through our website is not part of this report.

                          Industry and Market Overview

As a provider of electronic products, subsystems and services to Original Equipment Manufacturers, the producers of electronic equipment, we have chosen to focus on those sectors of the communications industry that we believe offer us the strongest prospects for sustained growth over the long-term. Our products directly address the internet infrastructure through its focus on the communications industry, including computing/mass storage, carrier/enterprise solutions, wireless infrastructure and network access technologies.

Fiscal year 2001 was very difficult for the communications industry. A significant drop in end-user demand resulted in cancelled orders, downsizing and industry contraction. Many of the markets we serve, especially the telecommunications markets, are still experiencing difficult financial conditions, impacting demand for our products. We believe that the communications marketplace still holds significant long-term growth opportunities, and we will continue to focus on these opportunities.

The leading companies in the communications industry typically value quality, reliability, technical support, continuous and rapid technological development and flexible manufacturing, all qualities we believe we are capable of providing. In addition, we believe we benefit from a number of strategic advantages as described below.

Continued Investment in Research and Development
While we spent a significant amount of energy reducing the size of our business during 2001 to more closely match our cost structure with our current level of demand, we maintained our level of investment in research and development, as a percentage of revenue. During 2001, research and development was 8.4% of revenue in comparison with 6.5% in 2000.

As part of a rapidly changing industry, we believe companies that are able to offer their customers continuing innovation and timely product development will emerge from the industry downturn as stronger competitors.

New Products
During 2001, as a result of our continued commitment to research and development, we introduced several new products that are continuing to provide our customers with the technical innovation required to manufacture smaller and more capable products. We introduced several new high efficiency DC/DC quarter bricks developed with technology purchased in our acquisition of AzCore Technologies. In addition, we continue to develop and record program wins for our Point-of-Load products. Our products are being used to power advanced 32 bit Intel processors at all of the leading computing companies including Compaq, Dell Computer, Hewlett-Packard and IBM. We also have the technology available to power the next generation of 64 bit processors.

Market-Focused Commercial Organization
During 2001, not only did we reduce our cost structure, but the commercial side of our business was reorganized by customer and product line to allow it to better identify technology trends and understand our end market customers. The new organization will generate more accurate information on the product and technology requirements of our customers on a more timely basis. We believe this, in combination with our continued commitment to research and development, will allow us to effectively serve customers in a rapidly changing technology environment.

Alliance with Delta Electronics
We anticipate that our recently announced strategic alliance with Delta Electronics will provide many opportunities for both companies. For example, Delta has a large custom AC/DC business serving the personal computing market, but it does not have a substantial portfolio of standout DC/DC and Point-of-Load Products as we do. Delta has a very strong presence and customer relationships in the fast-growing Asian markets, which could provide opportunities for both companies. There are several other areas outside of product offerings and customer base where working together could benefit both companies. We believe that the strategic alliance with Delta will make us a much stronger competitor.

                              Products and Services

Power Conversion
All electronic systems require a steady supply of electrical power at one or more voltage levels. AC/DC power supplies convert alternating electric current
(AC) (the form in which virtually all electric current is delivered by utility companies) from a primary power source, such as a wall outlet, into the direct current (DC) required to operate virtually all solid state electronic equipment. DC/DC power supplies are used to convert a particular direct current voltage into another (higher or lower) direct current voltage. Power supplies can also be designed to perform diagnostic functions, protect equipment from power surges, power outages or even the equipment's own malfunction. In addition, certain power supplies may provide reserve power through the use of a short-term battery back-up system when the electronic equipment's primary power source fails.

We provide standard products, modified standard products and custom products. Standard products, which are manufactured based on standard platforms and offered to customers off-the-shelf, provide for rapid time-to-market and minimal risk due to proven design. They are ideal for low to moderate volume applications or for application specific requirements. Modified standard products are slightly customized from an existing product platform to meet a particular customer's special requirement. Custom products are developed specifically for a single customer to its own specification. We maintain a group of custom power supply designers and focus these resources on carefully selected long-term opportunities with companies that are either leaders or emerging as leaders in high growth markets. Whether standard, modified standard or custom, our power conversion products fall into one of the following categories:

     . AC/DC Power Supplies - These products represent the majority of our product sales, as they are used by almost every piece of electronic equipment powered from an AC outlet. Standard AC/DC power supplies include open-frame, closed-frame and external units, as well as a series of rack-mountable front-end power supplies for distributed power systems. Most are advanced switch mode designs. These products range in power from a few watts to several kilowatts.

     . DC/DC Power - Due to the emergence of low-voltage, high performance silicon, the demand for DC/DC converters has grown rapidly in recent years. Our product portfolio includes converters with power outputs from 2W to 264W with output voltages as low as 1.1V and models with output currents as high as 80A. Many of our DC/DC products employ open-frame packaging to simplify thermal management, and many of our latest generation products use state-of-the-art synchronous rectification to provide unprecedented conversion efficiency.

          The latest trend in DC/DC power converters toward smaller, ultra-efficient low voltage converters has resulted in our newest line of DC/DC bricks. These products, which resulted primarily from our 2000 acquisition of AzCore Technologies, meet our customers' requests to provide high-current, low-voltage solutions with the smallest possible footprint.

     . Point-of-Load Power - One of the fastest growing DC/DC product areas is used to provide power in close physical proximity to the point-of-use and is referred to as "Point-of-Load" power supplies. Advanced processors, digital signal processors and memory chips can go from zero to a full load in millionths of a second, and the power supply must keep pace. In order to provide the low voltages, high currents and fast response time necessary, the power converter must be placed in close proximity to the point of use. Our products are being used to power advanced 32 bit Intel processors, and we have the technology available to power the next generation of 64 bit processors.

     . External Power Supplies - These products, commonly referred to as adapters, are a special type of AC/DC power supply. External power supplies are provided in their own housing outside of the equipment being powered. Typically, these products range from a few watts of power to as much as 130W and are commonly used for mobile applications. We provide these products in high volume to makers of various types of terminals, modems and storage systems.

Many of our products are also used extensively in modular systems employing a scheme known as Distributed Power Architecture or DPA. This architecture, which uses several power supplies in order to provide an integrated power solution to an end product, is quite commonly employed in larger networking and communication systems. Typically, multiple power processing or conversion locations and several power conversions are required to deliver the most efficient use of power in the end product. DC/DC converters will be employed alongside other products such as an AC/DC front end, a Point-of-Load converter or a centralized DC/DC power supply. This type of architecture makes for very reliable end products due to the efficient distribution of heat and lower voltage levels.

Currently, an area of significant opportunity for us is the utilization of our products in wireless applications. Typically, high efficiency DC/DC converters, high density AC/DC front ends, Point-of-Load designs for switching current at low voltages and external power supplies are utilized in wireless base stations for communications networks and wireless access systems, such as wireless internet providers. The technology in the market is changing so rapidly, our customers in this arena need a highly capable, design-oriented partner to provide low cost and highly automated solutions. We believe that our standard product offerings, low total cost of ownership, automated manufacturing techniques and semiconductor integration technology make us a preferred provider to wireless customers.

Communications Products
We also provide the core communications technology and building blocks for today's converging telecommunications networks. Product lines include high performance CPU boards, telecom interfaces, protocol software, digital signal processing boards and bundled sub-systems which have been delivered to many of the top names in the telecom industry. Based on worldwide industry standards and open systems technology such as PMC, PCI and CompactPCI(TM) for communication between computer boards, these solutions can be used off-the-shelf or customized to meet specific cost and performance requirements.

Our CPU boards typically function as embedded controllers in telecommunications systems such as high-speed routers and switches, fiber optic transport systems and cable headends.

Our primary product line includes communications interfaces, such as T1 or E1, which are able to carry either voice or data. Integrated with our Spider(TM) brand protocol software, these interfaces are employed in a wide range of worldwide telecom and datacom systems, such as gateway/routers, switching, call processing and wireless communications infrastructure.

Digital signal processors, or DSPs, are in high demand for the emerging Voice over IP (VoIP) applications that have resulted from the convergence of telecom and datacom networks. The VoIP market includes technology and products that manage the transmission of information, both voice and data, from the circuit-based public telephone network into the Internet. Our DSP cards are deployed in VoIP gateways and servers and offer, what we believe to be, industry-leading cost and density benefit for our customers.

                                    Strategy

Artesyn utilizes its product offerings (power supplies and embedded communications controllers and software) to meet the needs of multinational OEM customers who require sophisticated solutions and who are likely to have substantial volume requirements. During 2001, one of our most immediate objectives was to react to our changing business environment by restructuring our Company to reduce cost, improve focus and strengthen our long-term competitive position in preparation for the market's expected rebound. The key elements of this strategy are as follows:

     .    Improved Economic Value

               We have reduced expenses and improved efficiency including consolidating facilities, while moving production to lower-cost manufacturing sites around the world. Where possible, we have tried to maintain flexibility, positioning these factories to respond to an increase in demand for new products. When fully implemented in 2002, these actions are expected to generate significant cost savings and provide strong economic value to our customers and shareholders.

     .    Enhanced Focus and Competitive Position

               A streamlined, focused company is able to react quickly to capture market opportunities. During 2001, we recognized a technology shift and reorganized our power business to focus on customers in what we call the Enterprise Computing and Communications Infrastructure sectors of the market. This exclusive focus on communications provides us with not only closer customer relationships, but also the ability to leverage the knowledge gained from such close relationships by introducing advanced products tailored to today's and tomorrow's market needs.

     .    Committed to Communications

               In spite of the slowdown in the technology market, a recent study showed that Internet backbone traffic doubled in 2001. This trend does not appear to be slowing and will continue to drive the future need for bandwidth and the associated infrastructure produced by our customers. Looking into the future, we believe there are few, if any, markets in electronics that promise the growth rates of communications. We believe we have become an industry leader in communications, and we intend to build upon our position.

                           Marketing and Distribution

Our products are sold directly to Original Equipment Manufacturers, or OEM's, private-label customers and distributors. In addition, our sales and engineering personnel supervise and provide technical assistance to independent domestic sales representatives and to domestic and foreign distributors.

Although we seek to diversify both our customer and market application bases, sales to Hewlett-Packard and Dell Computer represented 13% and 12%, respectively, of fiscal year 2001 sales. Such sales to Hewlett-Packard include sales from Artesyn Solutions, Inc. prior to the sale of the subsidiary in December 2001. The sales from Artesyn Solutions Inc. to Hewlett-Packard represent approximately 6% of the 13%. Sales from Artesyn Solution Inc. will not be included in our consolidated results in the future.

We have derived a significant portion of our sales in recent years from our international operations, primarily in China, Ireland and Austria. Thus, our future operations and financial results could be significantly effected by international factors, such as changes in foreign currency exchange rates or political instability. Our operating strategy and pricing take into account changes in exchange rates over time. However, our future results of operations may be significantly effected in the short term by fluctuations in foreign currency exchange rates. See Note 15, "Business Segments and Geographic Information" of the Notes to Consolidated Financial Statements for additional information.

                           Customers and Applications

The targeted customers and applications are generally the same in the Power Conversion and Communications Products groups. These include market leaders and emerging companies in the computing and communications markets. The applications and key customers for our products can be grouped as follows:

Computing/Mass Storage                        Carrier/Enterprise Solutions
..    Brocade                                  .    Agilent
..    Compaq                                   .    Alcatel
..    Dell                                     .    Ciena
..    Hewlett-Packard                          .    Cisco
..    IBM                                      .    Ericsson
..    Intel                                    .    Marconi
..    Iomega                                   .    Siemens
..    Sun Microsystems

Network Access Technologies                   Wireless Infrastructure
..    3Com                                     .    Alcatel
..    Ciena                                    .    Ericsson
..    Cisco                                    .    Lucent
..    Lucent                                   .    Motorola
..    Nortel Networks                          .    Nokia
                                              .    Siemens

                            Materials and Components

The manufacture of our products requires a wide variety of materials and components. We have multiple external sources for most of the materials and components used in our production of off-the-shelf standard products. However, as a result of the custom nature of our other products, components used in the manufacture of these products are currently obtained from a limited number of suppliers. We also manufacture certain components. We will continue to design component flexibility into our manufacturing process, including identifying alternative parts and suppliers. Due to the reduction in demand experienced throughout our industry, the component supply problems we encountered in 1999 have been resolved.

We participate in an industry where customers are constantly expecting price reductions and increased capability for our products due to the rapidly changing technological environment in which we compete. As a result, we must continue to secure adequate price reductions from our suppliers in order to keep our products competitive. It is very important that the level of cost reductions for raw materials maintain the same pace of cost reduction as is expected of our end products. Maintaining these reductions and forecasting the expectations of our end markets is key to the cost structure of our business.

                                  Manufacturing

We maintain a number of manufacturing facilities around the world. Most of the high-volume, labor intensive products are manufactured in our facility in Zhongshan, China. A smaller number of moderate to high-volume products are manufactured at our factory in Kindberg, Austria for the wireless and telecommunications markets. We operate facilities in Redwood Falls, Minnesota, which manufactures higher value products in the low to moderate volume range, Youghal, Ireland, which manufactures many of our highly automated DC/DC products, and Tatabanya, Hungary, which manufactures mainly labor intensive AC/DC products. We also maintain a low volume manufacturing facility in Einsiedel, Germany that is primarily used for AC/DC products. Communications products are manufactured exclusively in Madison, Wisconsin.

                          Intellectual Property Matters

Although our future success is dependent upon the technical competence and creative skills of our personnel, we rely upon the protection of our patents and other proprietary rights. We have protected certain of our products with patents where appropriate and have defended, and will continue to defend, our rights under these patents.

We currently maintain approximately 30 patents related to the technology we market. We do not believe that any of these individual patents provide us with a significant market position. The oldest of these patents expires in five to seven years. Due to the rapidly changing technological environment, none of these patents is responsible for a significant amount of current revenue. Therefore, we do not believe there is significant risk associated with the expiration of these patents.

                                     Backlog

Sales are generally made pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on hand generally having delivery dates scheduled within the next six months. Order backlog at December 28, 2001 was $92.4 million as compared to $231.5 million at December 29, 2000. Our backlog level at the end of 2000 was historically high due to strong customer demand and an industry-wide disruption in the supply of certain components used in the manufacture of our products. This disruption caused a significant increase in lead times required for us to produce certain products, significantly increasing our backlog. The significant reduction in backlog in comparison with fiscal 2000 is primarily due to the significant decrease in customer demand the industry experienced in 2001, the resulting cancellation of orders and shortened lead times from order to delivery. We expect to ship substantially all of our December 28, 2001 backlog in the first six months of 2002.

                                   Competition

The industry in which we compete is highly competitive and characterized by customer demands for improved product performance, shorter manufacturing cycles and lower prices. These trends result in frequent introductions of new products with added capabilities and features and continuous improvements in the relative price/performance of the products. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could adversely affect our results of operations and financial condition. Our principal competitors include Delta Electronics, Emerson Electric, Magnetek, Power-One and Tyco International. If our competitors consolidate, the resulting combinations would likely result in entities with increased market share, customer bases, proprietary technology, marketing expertise and an expanded sales force. These developments may adversely affect our ability to compete in such markets. Our broad strategies to deal with such competition include, but are not limited to, a continued commitment to investment in research and development, maintaining and expanding our relationships with customers in the growth sectors of our industry and sales and technology ventures with industry partners.

                            Research and Development

We maintain an active research and development department, which is engaged in the modification and improvement of existing products and the development of new products. Expenditures for research and development during fiscal years 2001, 2000, and 1999 were approximately $41.5 million, $44.9 million and $36.4 million, respectively. These amounts represented 8.4%, 6.5%, and 6.1% of revenue in the respective periods presented. Research and development spending decreased in absolute dollars during 2001 due to the significant decrease in demand the industry experienced during the year. We decided to reduce our total spending related to research and development believing it is important to match our existing cost structure to our current level of customer demand. We believe, however, that the percentage of spending for research and development is among the highest in our industry, reflecting our commitment to maintaining our level of timely introduction of new technology and products.

                                    Employees

We presently employ approximately 2,400 full-time people. In addition, we presently have approximately 2,800 temporary employees and contractors, the majority of whom are at our facility in China. Our ability to conduct our present and proposed activities would be impaired if we lost the services of a significant number of our engineers and technicians and could not readily replace them with comparable personnel. Although there is demand for qualified technical personnel, we have not, to date, experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet our needs and business objectives. None of our domestic employees is covered by collective bargaining agreements.

                              Environmental Matters

Compliance with federal, state, local and foreign laws and regulations regulating the discharge of materials into the environment has not had and, under present conditions, we do not anticipate that such laws and regulations will have a material effect on our results of operations, capital expenditures, financial condition or competitive position.

ITEM 2. Properties
        ----------

We currently occupy approximately 856,600 square feet of office and manufacturing space worldwide. Approximately 63% of the space utilized by Artesyn is owned while 37% is leased. We maintain the following facilities excluding the facilities abandoned pursuant to the restructuring plan:

                                                                                   Approximate
                                                                                     Square       Owned vs
     Facility               Primary Activity               Segment                  Footage        Leased
----------------------------------------------------------------------------------------------------------
Boca Raton, FL         Corporate Headquarters         Corporate                        8,700      Leased
Eden Prairie, MN       Engineering, Administration    Power Conversion                28,000      Leased
Edinburgh, Scotland    Engineering, Administration    Communications Products          6,000      Leased
Einsiedel, Germany     Manufacturing                  Power Conversion                28,400       Owned
Framingham, MA         Engineering, Administration    Power Conversion                26,000      Leased
Fremont, CA            Engineering, Administration    Power Conversion                51,000      Leased
Hong Kong, China       Engineering, Administration    Power Conversion               144,900       Owned
Kindberg, Austria      Manufacturing                  Power Conversion                75,000      Leased
Madison, WI            Manufacturing                  Communications Products         45,000       Owned
Madison, WI            Administration                 Communications Products         15,000      Leased
Redwood Falls, MN      Manufacturing                  Power Conversion               117,000       Owned
Redwood Falls, MN      Manufacturing                  Power Conversion                72,000      Leased
Tatabanya, Hungary     Manufacturing                  Power Conversion               118,000       Owned
Tuscon, AZ             Engineering                    Power Conversion                 5,000      Leased
Vienna, Austria        Engineering, Administration    Power Conversion                20,600      Leased
Wall, NJ               Engineering                    Communications Products          3,000      Leased
Westminster, CO        Engineering                    Power Conversion                 7,000      Leased
Youghal, Ireland       Manufacturing                  Power Conversion                86,000       Owned

In addition to the above locations we have leased sales offices located in or near Amsterdam, The Netherlands; Munich, Germany; and Paris, France. We consider the facilities described in this Item to be adequate for our current needs.

ITEM 3. Legal Proceedings
        -----------------

On February 8, 2001, VLT, Inc. and Vicor Corporation filed a lawsuit against Artesyn in the United States District Court of Massachusetts alleging that Artesyn has infringed and is infringing on U.S. Reissue Patent No. 36,098 entitled "Optimal Resetting of The Transformer's Core in Single Ended Forward Converters". VLT and Vicor have alleged that they are, respectively, the owner and licensee of such patent and that Artesyn has manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. The suit requests that we pay damages, including royalties, lost profits, interest, attorneys' fees and increased damages under 35 U.S.C. s.284. We have challenged the validity of the patent and have denied the claims of the infringement. The parties are currently in litigation discovery and no trial date has yet been set. Although we believe that we have a strong defense to the claims asserted by VLT and Vicor, if we are found liable to pay all of the damages requested by VLT and Vicor, such a payment could have a material adverse effect on our business, operating results and financial condition.

The patent applies to sales of products that included the technology in question from the middle of 1996 through early 2002. The plaintiffs are requesting a royalty to be paid relating to the sales in question. We continue to assert that the patent was not valid and that the technology included in the products sold did not infringe on the patent. The process has not progressed to the point where any determination of the outcome can be reasonably estimated.

The claims against us relating to the patent in dispute involve compensation for sales booked prior to the expiration of the patent, which occurred in early February 2002. We believe no future sales related to this patent or similar technology are at risk.

We are a party to various other legal proceedings which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, we believe that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 2001.

ITEM 4A. Executive Officers
         ------------------

The information required by Item 4A is included in this report as part of Item 10 in Part III.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
        ---------------------------------------------------------------------

Our common stock is traded on The Nasdaq National MarketSM under the symbol ATSN. High and low sales prices by quarter for the common stock appear in Note 16 of the Notes to Consolidated Financial Statements entitled "Selected Consolidated Quarterly Data" accompanying this report.

As of December 28, 2001, there were approximately 13,352 holders of record of our common stock. We believe that, in addition, there are a significant number of beneficial owners of our common stock whose shares are held in "street name".

To date, we have not paid any cash dividends on our capital stock. The Board of Directors presently intends to retain all of our earnings for use in our business and does not anticipate paying cash dividends in the foreseeable future. In addition, the payment of dividends is prohibited by our current credit agreement. However, on July 22, 1998, the Board of Directors authorized a share repurchase program to purchase up to 4.0 million shares of common stock in the open market or in privately-negotiated transactions, depending on market conditions and other factors. As of December 28, 2001, we had repurchased and retired 3,737,700 shares of our common stock for a total of approximately $62.8 million in cash. The authorization to repurchase shares expired in July 2001.

ITEM 6. Selected Financial Data
        -----------------------

The following table sets forth certain of our selected financial information.

For  the  Years  Ended  on  the Friday Nearest December 31
(Dollars in Thousands Except Per Share Data)

                                                           2001          2000         1999         1998         1997
                                                         -------------------------------------------------------------
Results of Operations

Sales                                                    $493,968      $690,083     $594,155     $532,392     $527,236
Income (loss) from continuing operations                  (31,763)       43,253       43,362       27,044       31,882
     Per share - basic                                      (0.83)         1.15         1.16         0.70         0.87
     Per share - diluted                                    (0.83)         1.10         1.11         0.67         0.80
Net income (loss)                                         (31,763)       43,253       43,362       27,044       29,820
     Per share - basic                                      (0.83)         1.15         1.16         0.70         0.81
     Per share - diluted                                    (0.83)         1.10         1.11         0.67         0.75

Financial Position

Working capital                                          $152,776      $176,113     $127,637     $120,970     $115,822
Property, plant & equipment, net                          103,291       105,059       88,468       75,032       61,581
Total assets                                              426,483       497,815      359,050      325,392      322,177
Long-term debt and capital lease obligations              100,399        73,301       44,154       50,283       52,949
Total debt                                                100,606        74,813       46,110       52,990       68,547
Shareholders' equity                                      219,245       256,512      199,912      181,088      162,676
Total capitalization                                      319,851       331,325      246,022      234,078      231,223

Financial Statistics

Selling, general and administrative expenses (includes
    amortization of goodwill)                             $62,138       $68,979      $52,404      $54,548      $52,058
   - as a % of sales                                         12.6%         10.0%         8.8%        10.2%         9.9%
Research and development expenses                          41,470        44,867       36,413       33,401       30,032
   - as a % of sales                                          8.4%          6.5%         6.1%         6.3%         5.7%
Operating income (loss)                                   (31,945)       67,139       64,861       41,981       52,443
   - as a % of sales                                         (6.5)%         9.7%        10.9%         7.9%         9.9%
Total debt as a % of total capitalization                    31.4%         22.6%        18.7%        22.6%        29.6%
Debt to equity ratio                                         45.9%         29.2%        23.1%        29.3%        42.1%
Interest coverage (shortfall) ratio                         (3.77)        13.42        21.01        11.06        11.00

Other Data

Capital expenditures                                      $28,763       $39,256      $33,359      $26,795      $22,231
Depreciation and amortization                             $34,423       $27,195      $20,109      $16,898      $13,561
Common shares outstanding (000's)                          38,253        38,282       37,127       37,882       38,381
Employees                                                   2,427         5,227        4,628        4,290        4,219
Temporary employees and contractors                         2,818         3,960        3,269        2,326        2,663

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

The following discussion should be read in conjunction with the consolidated financial statements and related notes as well as the section under the heading Risk Factors that May Affect Future Results. With the exception of historical information, the matters discussed below may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. We caution readers that a number of important factors, including those identified in the section entitled Risk Factors that May Affect Future Results, as well as factors discussed in our other reports filed with the Securities and Exchange Commission, could affect our actual results and cause them to differ materially from those expressed in the forward-looking statements. Many forward-looking statements included in this Form 10-K are made only as of the date hereof, based on information available as of the date hereof, and subject to applicable law to the contrary, the Company assumes no obligation to update any forward looking statements.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 on Form 10-K, beginning on page 37. Note that our preparation of this Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue recognition and accounts receivable
We recognize revenue and the related costs of sales as products are shipped and title is passed to the customer or as services are provided. Provisions for estimated returns and sales allowances are established concurrently with the recognition of revenue and are based on a variety of factors including actual return and sale allowance history and projected economic conditions. We regularly monitor customer inventory levels and make adjustments to these provisions when management believes actual product returns or other allowances may differ from established reserves. While actual return and allowance rates have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same rates that we have in the past. Any significant increase in returns or sales allowances could have a material adverse impact on our operating results for the period or periods in which such provisions materialize.

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our accounts receivable balance as of December 28, 2001 was $72.6 million, net of allowance for doubtful accounts of $4.1 million.

Inventories
We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the following twelve months. As demonstrated during 2001, demand for our products can fluctuate significantly. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Warranties
We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer purchase agreement. Our standard warranties require us to repair or replace defective products returned to us during such warranty period at no cost to the customer. We record an estimate for warranty related costs based on our actual historical return rates and repair costs at the time of sale. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product return rates, or a significant increase in the costs to repair our products, could have a material adverse impact on our operating results for the period or periods in which such returns or additional costs materialize.

Goodwill
We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors. We measure impairment of unamortized goodwill utilizing the undiscounted cash flow method. The estimated cash flows are then compared to our goodwill amounts; if the unamortized balance of the goodwill exceeds the estimated cash flows, the excess of the unamortized balance is written off. As of December 28, 2001, we determined that there has been no impairment of goodwill.

We will adopt SFAS No. 142 in the first quarter of 2002. With the adoption of SFAS No. 142, we will assess the impact based on a two-step approach to assess goodwill based on applicable reporting units and will reassess any intangible assets, including goodwill, recorded in connection with our previous acquisitions. We had recorded approximately $8.1 million of amortization on goodwill during 2001 and would have recorded approximately $9.0 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We are currently assessing, but have not yet determined the impact the adoption of SFAS No. 142 will have on our consolidated financial statements. As of December 28, 2001, we had unamortized goodwill of $64.6 million.

Accounting for income taxes
As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $2.9 million as of December 28, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations. The net deferred tax asset as of December 28, 2001 was $15.8 million, net of the valuation allowance.

Results of Operations

2001 Compared to 2000

Consolidated

Sales. Sales for the fiscal year ended December 28, 2001 were $494.0 million compared to $690.1 million in fiscal 2000, a decrease of $196.1 million or 28%. The decrease in sales is primarily the result of a significant and unexpected reduction in demand that we experienced from most of our major customers across our product lines. Our expectations are that general market conditions will continue to be weak in the first half of 2002, and we do not expect increases in revenue in comparison with the fourth quarter of 2001 until the second half of the year. During the second half of the fiscal year, our current forecasts indicate that some modest growth should occur. Any forecast of growth is dependent on growth in our customers' end markets and a reduction in our customers' levels of inventory.

The weakness in customer demand is further reflected in the levels of orders and backlog reported during fiscal 2001. Orders booked in 2001 were $361.7 million, a decrease of $424.0 million or 54% from the $785.7 million booked in 2000. Backlog, which consists of purchase orders on hand having delivery dates scheduled within the next six months, decreased $139.1 million or 60% from $231.5 million on December 29, 2000 to $92.4 million on December 28, 2001. As with sales, we do not anticipate significant changes in the level of orders or backlog for the first half of 2002 in comparison with 2001 until end-user demand returns.

Gross Margin. Gross margin decreased $124.7 million, or 69%, to $56.3 million in fiscal 2001 from $181.0 million in fiscal 2000. As a percent of revenue, gross margin decreased to 11.4% for fiscal 2001 compared to 26.2% for fiscal 2000. Included in the 2001 results is a charge of approximately $16.0 million for increased excess and obsolete inventory reserve taken during the period outside of our normal adjustments, accounting for approximately 3% of the decrease in gross margin as a percentage of revenue. The charges were recorded in cost of sales, reducing gross margin by that amount during the period. During early 2001, we had purchased raw materials and manufactured finished goods to fulfill orders cancelled or delayed as customer demand unexpectedly decreased. This resulted in a significant increase in inventory during the first half of 2001. The increase in the excess and obsolete inventory reserve is the result of the overall increase in inventory. Inventory levels have been significantly reduced in the second half of 2001, and we do not anticipate additional charges to inventory outside of our normal adjustments if sales reach anticipated levels.

In addition to the inventory charge, the decrease in gross margin is primarily the result of the decrease in revenue experienced in the period (approximately $50.0 million). Gross margin was negatively impacted to a lesser extent by manufacturing inefficiencies and mix and pricing issues. Manufacturing inefficiencies resulted from the decrease in demand, which lowered plant utilization, reducing the absorption of costs, and resulting in lower gross margins (approximately $25.0 million). Included in the mix and pricing issues were a decline in sales of several long-running, high-margin, custom products and the start-up costs of new programs that began to ship during 2001. We expect to see modest improvement in the margin for these start-up programs during 2002, but we do not anticipate a significantly higher gross margin as a percent of revenue until overall demand increases and the effect of the manufacturing inefficiencies is eased.

Gross margins were also negatively impacted during 2001 throughout the company by raw material supply and pricing issues. The component supply problems we experienced throughout fiscal year 2000 eased or were eliminated in the first half of 2001, and many of our suppliers were able to fulfill orders placed in previous periods. The commitments to purchase these components, however, had been locked in during 2000 at premium prices during a time of supply shortage and strong customer demand for our products, which resulted in our purchasing components at premium prices that we could not pass along to our customers.

Our industry normally experiences a constant reduction in component pricing due to technological innovation and relatively short product life cycles. We would normally expect to take advantage of significant reductions in the price of certain components during 2002. However, we expect to continue reducing inventory levels which lowers our component purchases and limits the extent to which we take advantage of normal reductions in component prices. This will continue to have a negative effect on gross margins during 2002.

During the second quarter of 2001, we announced we would initiate company-wide cost saving measures in order to match our level of expenses with the reduced level of demand for our products. The result of these measures is the restructuring plan discussed in "Restructuring and Related Charges" below. As part of the restructuring plan, we closed our Broomfield, Colorado manufacturing facility, our Huntington Beach, California product renewal center, and several other administrative and engineering offices worldwide. We also announced that we would close our Oberhausen, Germany manufacturing facility in the first quarter of 2002. All functions provided by these facilities have been consolidated into other locations throughout the world. The cost reduction initiatives implemented in both operating segments during 2001 included factory work force reduction, shortened work weeks and restrictions on discretionary spending. We are committed to making sure our cost structure is in line with the level of customer demand we are experiencing. To that end, if we feel it is necessary to make additional cost reductions during 2002 due to the degree of the industry slowdown or state of the overall economy, we are prepared to do so.

The restructuring initiatives, reduction in capacity and transfer of production to low-cost facilities should have some positive impact on the manufacturing inefficiencies experienced during 2001. We expect modest improvement in overall gross margin as a percent of revenue in 2002 in comparison with 2001 as a result of the cost savings initiatives.

Operating Expenses. Selling, general and administrative expenses were $54.1 million, or 11% of sales, for the fiscal year ended December 28, 2001 compared to $62.8 million, or 9% of sales, for the comparable prior year period.

In response to the significant decrease in customer demand experienced during 2001, we have implemented several cost savings plans to reflect our reduced level of customer demand. Our initial expectations for 2001 included revenue growth over comparable 2000 periods. In order to administer anticipated growth, we increased our investment in infrastructure and personnel in late 2000 and early 2001 leading to higher operating expenses on an actual dollar basis. When this growth did not materialize, we took steps, which are discussed below in "Restructuring and Related Charges", to reduce infrastructure and personnel to maintain the proper relationship between operating expenses and revenue. These steps included closure of engineering and administrative facilities and headcount reductions. These cost savings initiatives are the primary reason behind the dollar reduction in selling, general and administrative expenses in fiscal 2001 in comparison to the applicable period in 2000. The initiatives are also the primary reason that selling, general and administrative expenses are expected to decrease in 2002, on an actual dollar basis, in comparison with the applicable 2001 periods, especially for the first half of the year.

Research and development expenses totaled $41.5 million, or 8% of sales, in fiscal 2001 compared to $44.9 million, or 7% of sales, for fiscal 2000. While we have reduced our research and development expenses to maintain an appropriate relationship with revenue, we will maintain our commitment to invest in research and development activities. The timely introduction of new technology and products will continue to be an integral component of our competitive strategy. We expect the level of quarterly research and development expenses to continue, on an actual dollar basis, to be consistent with the level in the second half of 2001. We do not anticipate material increases in the actual dollar commitment to research and development until demand recovers.

Restructuring and Related Charges. During 2001, we implemented a plan to restructure certain of our operations as a result of the significant reduction in customer demand experienced during 2001. The reduction in customer demand resulted in our having excess manufacturing capacity and costs. The restructuring plan is designed to address these issues and is comprised of the following elements:

     1) A realignment of our commercial functions along customer/market lines in order to provide our customers with enhanced service.

     2) Addressing certain excess capacity and cost issues by closing several operating and administrative facilities throughout the world and consolidating their functions into other existing locations.

     3) The elimination of certain operational and administrative positions company-wide.

Pursuant to our restructuring plan, we recorded a pre-tax restructuring charge of approximately $15.9 million. The remaining restructuring accrual at December 28, 2001 is included in Accounts Payable and Accrued Liabilities in the accompanying consolidated statement of financial position. The components of this charge, along with the 2001 activity, are presented in the following table ($000s).

                                                            2001 Activity
                                               -------------------------------------
                                Accrued                                                      Accrued
                              Liability at                                                Liability at
                              December 29,     Restructuring                               December 28,
                                  2000            Charge          Cash       Non-Cash         2001
                              ------------     -------------     ------      --------     -------------
Facility closures               $   153          $ 7,226          $1,465      $2,765          $3,149
Employee termination costs          255            8,687           6,659          --           2,283
                                -------          -------          ------      ------          ------
                                $   408          $15,913          $8,124      $2,765          $5,432
                                =======          =======          ======      ======          ======

The charge for facility closures primarily includes write-downs, of equipment, property and other fixed assets to be disposed of or abandoned at locations that have been closed, to estimated fair value considering the asset condition, current market factors and third party offers. The remaining accrued liability represents our estimate of future lease commitments and buyout options after considering sublease opportunities for certain of our leased facilities in Broomfield Colorado; Huntington Beach, California; Fremont, California; Framingham, Massachusetts; Boca Raton, Florida; Etten-Leur, The Netherlands; Edinburgh, Scotland; and Madison, Wisconsin. The lease liability is estimated based on contract provisions and historical and current market rates. This estimate can be materially affected by changes in market conditions. We anticipate that the closure of facilities and disposal of assets will be completed during 2002. Lease payments for the closed facilities extend into 2006. Although we are aggressively marketing these locations for subleases on acceptable terms, the ultimate time required to obtain acceptable subleases may extend beyond our estimates.

The restructuring plan includes the termination and payment of related severance benefits for approximately 1,100 employees (600 direct labor, 300 indirect labor and 200 administrative), of which approximately 1,000 have been terminated as of December 28, 2001. The remaining terminations and associated payments are based on our policies, commitments and statutory requirements and are expected to be made during 2002.

As part of ongoing restructuring efforts, we expect to record additional restructuring charges of approximately $1.0 million during 2002 for an expected total charge of approximately $17.0 million.

Gain on Sale of Artesyn Solutions. During the fourth quarter of 2001, we sold our repair and logistics business, Artesyn Solutions, to Solectron Global Services Inc. Included as a reduction in operating expenses in fiscal 2001 is the pre-tax gain on the sale of the subsidiary of $31.3 million. The net proceeds from the transaction were used to pay down long-term debt.

Amortization of Goodwill. Amortization expense for fiscal 2001 was $8.1 million, an increase of $1.9 million, or 31%, over the comparable 2000 period. These increases were the result of amortization expense related to goodwill from the acquisition of Spider Software, AzCore Technologies and Real-Time Digital.

During 2001, the Financial Accounting Standards Board enacted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS 142 in the first quarter of 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to an annual assessment for impairment using a fair-value based test. This means that there will be no amortization of goodwill in 2002 and beyond. We are currently assessing, but have not yet determined, the impact that SFAS 142 will have on our financial statements.

Operating Income (Loss). Total operating loss for fiscal 2001 was $31.9 million compared with operating income of $67.1 million in fiscal 2000. The primary reasons for the decrease were the industry-wide decrease in demand experienced in 2001 along with the other factors discussed in Gross Margin. Included in the operating loss in 2001 was the additional excess and obsolete inventory reserve of $16.0 million and the restructuring charges of $15.9 million, offset by the gain on sale of Artesyn Solutions of $31.3 million.

Interest Expense, Net. Interest expense, net of interest income for fiscal 2001, increased from $3.3 million in the comparable 2000 period to $7.3 million, or 121%. This increase was primarily the result of additional outstanding borrowings related to the use of operating cash flow to fund the increase in working capital (see Liquidity and Capital Resources) in the first half of 2001, borrowings related to the acquisition of Spider Software and available cash used for the acquisition of AzCore Technologies and Real-Time Digital.

In the first quarter of 2001, we entered into a new credit agreement. We were out of compliance with the covenant requirements contained in this credit agreement at the end of the third quarter of 2001. At that point, we obtained a waiver related to these covenants from our syndicate of banks and began the process of amending our credit agreement, taking into account the new business conditions we experienced in 2001. In the first quarter of 2002, we signed and executed an amendment to our credit agreement. The amendment includes, among other things, higher interest rates for the borrowings outstanding than the previous version of the credit agreement that was in place, and revised financial covenants. We are currently in compliance with all such covenants.

On January 15, 2002, we received a $50.0 million investment from Finestar International Limited, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component and video display manufacturer and one of our competitors. The $50.0 million investment was made through the issuance of a five-year subordinated convertible note and warrants to purchase 1,550,000 shares of our common stock. A portion of the cash received from the transaction with Finestar International was used to pay down our senior debt related to the credit agreement. Interest expense in future periods will include interest and accretion related to the instruments issued in connection with this transaction.

Overall, the effect of the additional interest expense from higher interest rates in the amended credit agreement and interest related to the convertible debt will be approximately offset by the reduction of interest expense resulting from a lower level of outstanding borrowings in 2002 on the revolving credit agreement due to the sale of Artesyn Solutions and the investment by Finestar International. Interest expense, net for fiscal 2002 should be comparable to levels experienced in fiscal 2001.

Provision (benefit) for Income Taxes. In fiscal 2001, a benefit for income taxes of 19% of the pretax loss was recorded compared to a tax provision of 32% of pretax income recorded in fiscal year 2000. The change in our effective tax rate is primarily attributable to the geographic distribution of losses in 2001 along with certain tax benefits that could not be utilized in certain countries in 2001, resulting in the creation of valuation allowances in those locations. In 2002, we expect that our effective tax rate will return to a level similar to the one experienced in 2000, assuming we return to profitability. For additional information regarding income taxes, refer to Note 8 of the Notes to Consolidated Financial Statements.

Net Income (Loss). The net loss for fiscal 2001 was $31.8 million, or $0.83 per diluted share, compared to net income of $43.3 million, or $1.10 per diluted share, for the comparable period in fiscal 2000. The net loss resulted primarily from the significant reduction in customer demand we experienced in the first half of 2001, and the inventory and restructuring charges recorded in fiscal year 2001 as discussed above.

Power Conversion

Sales. Sales for our Power Conversion segment were $392.4 million in fiscal year 2001 compared to $567.2 million in fiscal year 2000, a decrease of $174.8 million or 31%. Power Conversion was significantly affected by the decrease in revenue in 2001 across all of its markets. Our expectations are that general market conditions will continue to be weak for Power Conversion in the first half of 2002. We do not expect increases in revenue in comparison with the fourth quarter of 2001 until the second half of the year. During the second half, our current forecasts indicate that some modest growth should occur. However, there can be no assurance this will be the case.

Operating Income (Loss). Operating loss for our Power Conversion segment was $60.9 million in fiscal 2001 compared to operating income of $48.0 million in fiscal 2000. The difference in the two periods is primarily the result of the significant decrease in demand experienced in 2001 (approximately $40.0 million), resulting in significantly fewer margin dollars to cover operating expenses. The excess and obsolete inventory charges of approximately $15.5 million and restructuring charges of approximately $13.8 million also negatively impacted operating income in Power Conversion. To a lesser extent, manufacturing inefficiencies, volume and sales mix issues, and material pricing issues discussed above also contributed to the change in operating income (loss) from fiscal 2000 to fiscal 2001.

Communications Products

Sales. Sales for our Communications Products segment for fiscal year 2001 were $55.8 million compared to $75.8 million in fiscal 2000, a decrease of $19.9 million or 26%. The decrease in revenue is the result of decreased demand from customers in all markets served by Communications Products. It is our current expectation that the level of revenue from Communications Products will be flat or modestly lower in the first half of 2002 in comparison to the level of revenue recorded in the fourth quarter of 2001. Our forecast is dependent on growth in our customers' end markets and a reduction in our customers' levels of inventory.

Operating Income (Loss). Operating loss for our Communications Products segment was $4.9 million in fiscal 2001 compared to operating income of $15.5 million in fiscal 2000. The difference in operating income in comparison to 2000 was primarily the result of the significant decrease in revenue experienced in 2001 (approximately $11.0 million), resulting in significantly fewer margin dollars to cover operating expenses. To a lesser extent, restructuring charges, manufacturing inefficiencies and sales and volume mix issues discussed above also contributed to the change in operating income (loss) from fiscal year 2000 to fiscal year 2001 in Communications Products.

2000 Compared to 1999

Consolidated

Sales. Sales for fiscal year 2000 increased 16% to $690.1 million from $594.2 million reported in fiscal year 1999 primarily due to increases in sales in the Communications Products segment (approximately $37.0 million) and increased sales to distribution customers in Power Conversion (approximately $25.0 million).

Orders for fiscal year 2000 were $785.7 million compared to $639.9 million fiscal year 1999. On December 29, 2000, our order backlog was $231.5 million compared to $140.4 million on December 31, 1999, representing a 65% increase.

Gross margin. Gross margin increased $27.3 million, or 18%, to $181.0 million in 2000 from $153.7 million in 1999. As a percent of sales, gross margin increased slightly to 26.2% in fiscal 2000 compared to 25.9% in fiscal 1999. The increase in gross margin was primarily the result of a favorable change in volume and sales mix during 2000 (approximately $39.0 million) somewhat offset by higher cost of sales due to premiums paid for obtaining certain components to fill orders that had been booked. Throughout 2000, we experienced a disruption in the supply of certain components, mainly tantalum capacitors and magnetics, which reduced sales and kept us from filling certain orders. In order to obtain as many of these parts as possible, we paid premiums to suppliers to ensure an adequate supply. During 2000, these premiums had a negative effect on our gross margin as a percent of sales.

Sales in our Communications Products segment were a higher percentage of total sales in fiscal 2000 in comparison to fiscal 1999. Generally, the Communications Products segment experiences higher gross margin than the Power Conversion segment. This was the primary factor contributing to the positive impact of the change in sales mix.

Operating expenses. Selling, general and administrative expenses were $62.8 million, or 9% of sales, in fiscal 2000 compared to $50.2 million, or 8% of sales, in fiscal 1999. This increase is primarily the result of higher selling and administrative expenses to promote the growth of revenue in 2000. In addition, operating expenses were impacted by an increase in the amount of commissions paid in fiscal 2000 in comparison with fiscal 1999 (approximately $2.0 million), due to the increase in sales of standard products in the Power Conversion segment and increases in sales in the Communications Products segment. These products generally require higher commission rates than sales of other products.

We increased our long-term commitment to new products by investing $44.9 million, or 6.5% of sales, in research and development activities during fiscal 2000 compared to $36.4 million, or 6.1% of sales, in fiscal 1999. In addition, development expenses at Spider Software and AzCore Technologies (approximately $2.1 million) also contributed to the increase. The dollar increase is the result of our competitive strategy to continue to invest in the timely introduction of new technology and products.

Operating Income. Operating income for the fiscal 2000 was $67.1 million, an increase of 4% compared to the same period in 1999.

Interest Expense, net. Net interest expense in fiscal 2000 increased from $1.7 million in fiscal 1999 to $3.3 million in fiscal 2000, an increase of 97%. These increases were primarily the result of additional outstanding borrowings related to the acquisition of Spider Software.

Provision for Income Taxes. Provision for income taxes increased to 32.3% of pretax income in fiscal 2000 from 31.4% in fiscal 1999. The effective tax rate was higher in fiscal 2000 primarily due to the non-deductibility of amortization expenses associated with the goodwill recorded related to the acquisitions of Spider Software and AzCore Technologies in fiscal 2000. For additional information regarding income taxes, refer to Note 8 of the Notes to Consolidated Financial Statements.

Net Income. Net income for fiscal 2000 was $43.3 million, or $1.10 per diluted share, compared to $43.4 million or $1.11 per diluted share for the previous year. Net income was essentially the same in fiscal 2000 in comparison to fiscal 1999 despite a significant increase in sales. The increase in sales was offset by amortization of goodwill related to the acquisitions of Spider Software and AzCore Technologies, increased prices paid for critical components as discussed above and increases in operating expenses and interest expense.

Power Conversion

Sales for the Power Conversion segment in 2000 were $567.2 million compared to $516.7 million in fiscal 1999, an increase of 10%. The increase is the result of improved volume, including higher sales of DC/DC power converters and higher sales to distribution customers.

Operating income for Power Conversion was $48.0 million in fiscal 2000 in comparison to $52.2 million in 1999, a decrease of 8%. The decrease is primarily the result of increased cost of sales due to the premiums paid for critical components in 2001, which primarily affected the Power Conversion segment, along with increased research and development expenses and commissions.

Communications Products

Sales for the Communications Products segment were $75.8 million compared to $39.0 million in 1999, an increase of 94%. The increase was the result of increased sales of embedded CPU boards and integrated communications products to communications customers. Also contributing to the increase was the inclusion of sales from Spider Software, which was acquired in the first quarter of 2000.

Operating income for the Communications Products segment was $15.5 million in fiscal 2000 in comparison to $9.5 million in 1999, an increase of 63%. The increase in operating income is primarily the result of the increased revenue somewhat offset by higher operating expenses related to the increases in sales and commissions paid.

Liquidity and Capital Resources

As of December 28, 2001, our cash and equivalents had increased to $54.1 million from $34.4 million on December 29, 2000. This increase was primarily attributable to increased collection of accounts receivable, decreases in inventory, proceeds from the sale of Artesyn Solution Inc. and borrowings on our line of credit offset by the cash impact of our net loss and payments of accounts payable and accrued liabilities to the extent not financed by borrowings under our credit agreement during 2001.

Cash provided by operations was $2.0 million for fiscal year 2001 compared with cash provided by operations of $30.4 million in fiscal year 2000. Cash from operations was impacted negatively by the impact of our 2001 net loss, payments made related to the restructuring plan initiated in 2001 and payments of accounts payable and accrued liabilities. These amounts were offset by increased collections of accounts receivable and reductions in inventory in the period. Although there were additional collections in 2001, there was no change in credit or collection policy during the year. Additional resources were committed to improving our collections, and a portion of the decrease is the result of that change. The cash flow impact from accounts payable and accounts receivable during 2001 is primarily a reflection of the decrease in customer demand experienced in the period. The reduced level of business activity caused us to reduce the rate at which new accounts payable are incurred and revenue is invoiced.

Approximately $5.3 million of the reduction in accounts receivable and $2.7 million of the decrease in accounts payable was the result of the sale of Artesyn Solutions, which occurred in the fourth quarter of 2001.

Our inventory balance of approximately $150.5 million at the end of 2000 was high in comparison with our 2000 revenue and the inventory balance in previous years. The inventory balance at the end of 1999 was $89.4 million. The increase during 2000 was the result of the level of orders and backlog we had experienced during the year. Additionally, long lead times from component suppliers required higher levels of component inventory to be held.

During 2001, our inventory balance continued to be at a high level throughout the first half of the year. We ordered components, allocated resources and set production schedules based on the level of demand our customers had communicated to us. However, this demand did not materialize. Our manufacturing schedule had been set and raw materials had been procured for orders that were pushed out or cancelled. At the end of the first quarter, our inventory balance had climbed to $175.0 million. The increase in inventory represented a significant use of cash in the first half of the year. Cash used in operations was $27.7 million for the twenty-six weeks ended June 29, 2001. From that point, our inventory balance significantly decreased, primarily resulting from the decreased business activity and better resource management. We believe we have taken steps that should result in a continued reduction in inventories during 2002. Purchases of raw materials have been cancelled or postponed where possible as a result of reduced customer demand. In addition, production schedules have been significantly modified in order to adjust inventory levels for the reduction in demand. However, there can be no assurance that a continued reduction in inventory will take place due to the significant uncertainty in the marketplace.

Capital expenditures for fiscal 2001 totaled $28.8 million, which were primarily financed by borrowings under our credit agreement and, to a lesser extent, from cash on hand. Capital expenditures in fiscal 2001 were primarily for the continued upgrade of existing facilities and equipment in support of current operating activities. In addition, capital expenditures included the expansion of our manufacturing facility in China and construction of a new facility in Hungary, both of which were initiated in previous years. We believe that these facilities will be a source of low-cost, high-efficiency production in the future. The new facility in Hungary became operational in the first quarter of 2001. All cash requirements related to these programs have been fulfilled. Capital expenditures were down significantly in fiscal 2001 from the levels experienced in fiscal 2000 ($39.3 million) due to the significant downturn in customer demand, as planned capital spending for upgrades and expansion were postponed or cancelled. We expect that the level of capital expenditures in 2002 to be significantly below the level experienced in 2001 due to our excess capacity and the still uncertain business conditions in our industry.

Spider Software Ltd. was acquired in March 2000 for approximately $33.0 million of fixed cash payments and up to $10.0 million in contingent consideration. Cash payments related to the acquisition of $28.0 million were made in the first quarter of fiscal year 2000 and the remaining fixed cash payments of $5.0 million will be paid in equal installments in March 2002 and March 2003. Additional contingent consideration is based on Spider Software's ability to achieve certain annual earnings targets through March 2003. These targets will be based on revenue and earnings for the three annual periods ending March 30, 2001, March 29, 2002 and March 31, 2003. For the earn-out period ending March 30, 2001, an additional $1.2 million in purchase price was recorded based on Spider Software's results. Approximately $0.7 million of the earn-out was paid during 2001, with the remaining $0.5 million to be paid in the third quarter of 2002. Currently, as a result of the reduced level of business activity, the total contingent payment to be made is not expected to exceed $9.0 million over the three-year earn-out period. Given the current business environment, we do not expect that the full amount will be paid.

AzCore Technologies, Inc. was acquired in August 2000 for approximately $5.8 million of fixed cash payments and up to $8.0 million in contingent consideration based on certain milestones through fiscal years 2001 and 2002. The first of these milestones was reached in the fourth quarter of fiscal year 2000, and a payment of $0.7 million was made. During 2001, additional payments of approximately $3.3 million were made to the former owners of AzCore. The remaining amount of the contingent consideration is expected to be paid in 2002.

Real-Time Digital, or RTD, was acquired in January 2001 for approximately $3.3 million, net of cash acquired, of fixed cash payments and up to $7.0 million in contingent consideration based on certain milestones. We made the initial earn-out payment of approximately $3.0 million to the former owners of RTD in the fourth quarter of 2001. The remaining contingent consideration is expected to be paid in 2002.

During the fourth quarter of 2001, we sold our repair and logistics business, Artesyn Solutions Inc., to Solectron Global Services Inc., a subsidiary of Solectron Corporation, for approximately $33.5 million, which is reflected as a source of cash for investing activities. The net proceeds from the sale were used to reduce our balance on the senior revolving credit facility.

Net cash provided by financing activities of $23.6 million for fiscal 2001 includes net proceeds from revolving credit loans (which includes amounts borrowed under our previous credit agreement) less principal payments on capital leases of $35.9 million partially offset by the repurchase and retirement of 189,000 shares of common stock for $2.3 million.

On January 15, 2002, we received an investment by Finestar International Limited, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component and video display manufacturer and one of our competitors. The transaction, for which the net proceeds were approximately $49.5 million, included the issuance of a five-year convertible note which carries a 3% interest rate and an $11.00 conversion price. The agreement also contains certain registration rights and warrants to purchase an additional 1.55 million shares of our common stock at $11.50 per share. Approximately $24 million of the net proceeds were used to pay down the balance on our senior revolving debt, with the remaining funds to be used for general corporate purposes. Both parties have the right to redeem the note after three years.

On January 23, 2001, we entered into a revolving credit agreement with a syndicate of banks that provided a three-year, multi-currency, $275 million credit facility. The revolving facility, which expires on March 31, 2004, replaced our previous $200 million credit facility. On January 23, 2001, $91.7 million in existing loans under the previous credit agreement were repaid from borrowings under the new revolving credit facility. As of September 28, 2001, we were not in compliance with the restrictive covenants contained in the current credit facility. We obtained waivers through January 15, 2002 for the September 2001 financial covenant tests. On January 15, 2002, we amended our credit facility and changed the restrictive covenants to take into account the new business conditions under which we are operating. The amended credit agreement contains restrictive covenants that, among other things, require us to maintain a certain minimum liquidity, and limits the purchase, transfer and distribution of certain assets. The credit facility has also been reduced to $85 million and is secured by certain assets.

The amended credit agreement provides for various interest rate options on the facility initially based on the London Interbank Offer Rates plus 2.5% and includes a fee of 0.5% on the unused balance, and a 0.25% utilization fee when the line is more than 50% drawn. Any outstanding amounts under the credit facility are due on March 31, 2004. On January 25, 2002, the balance on the revolving credit facility was $69.9 million.

Based on current expectations and business conditions, we believe our cash and equivalents, available credit line, cash generated from operations and other financing activities are expected to be adequate to meet working capital requirements, capital expenditure requirements, debt and capital lease obligations, contingent payments related to acquisitions, and operating lease commitments for the next twelve months. We currently expect that these sources will also be adequate to fulfill our long-term capital requirements. During 2004, the amounts outstanding on our current revolving credit agreement will come due. We will, at that time, need to put a new bank agreement in place to cover the amounts outstanding. If an agreement cannot be reached, we would be forced to look to alternative sources of financing to retire the amounts outstanding, and we cannot be certain that such financing would be available at all or on terms favorable to us.

Recent Accounting Pronouncements

We utilize interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of our variable rate debt obligations. As of December 28, 2001, we had three interest rate swap agreements with a total notional amount of $48.4 million effectively fixing the rate on a like amount of variable rate borrowings. We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, at the beginning of fiscal year 2001. SFAS No. 133 requires the transition adjustment resulting from adopting these statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, we recorded a cumulative transition adjustment upon adoption of approximately $0.9 million, net of income taxes, to reduce Accumulated Other Comprehensive Loss to recognize the fair value of our interest rate swap derivative instruments. Accordingly, the adoption of SFAS No. 133 is not material. During the fiscal year ended December 28, 2001, we recorded the subsequent change in fair value of the interest rate swap derivatives as an increase in Accumulated Other Comprehensive Loss totaling approximately $1.2 million.

We recognize all derivatives on the balance sheet at fair value. Such derivatives total a liability of approximately $0.2 million as of December 28, 2001 and are included in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Statement of Financial Condition. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within interest income or expense. There was no significant hedge ineffectiveness for the existing derivative instruments for the fiscal year ended December 28, 2001.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations and Statement of Financial Accounting Standards No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 became effective June 30, 2001. The adoption of SFAS 141 did not have an impact on our financial position, results of operations or cash flows.

In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle.

We will adopt SFAS No. 142 in the first quarter of 2002. With the adoption of SFAS No. 142, we will assess the impact based on a two-step approach to assess goodwill based on applicable reporting units and will reassess any intangible assets, including goodwill, recorded in connection with our previous acquisitions. We had recorded approximately $8.1 million of amortization of goodwill during 2001. We are currently assessing, but have not yet determined the impact of adoption of SFAS No. 142 will have on our financial statements. As of December 28, 2001, we had unamortized goodwill of $64.6 million.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted, as required, on December 29, 2001. The adoption of SFAS 144 will not have an impact on our consolidated financial position, results of operations or cash flows.

Market Value

 Fair value estimates are made at a specific point in time, based on relevant market information about a financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. The fair value of variable rate debt approximates the carrying value since interest rates are variable and, thus, approximate current market rates. The fair value of interest rate swaps is determined from dealer quotations and represents the discounted future cash flows through maturity or expiration using current rates. The fair value is effectively the amount we would pay or receive to terminate the agreements ($000s) :

                                 2002      2003         2004        2005    2006     Thereafter        Total
                                ------------------------------------------------------------------------------
Variable Rate Debt              $  --       $ --     $ 100,383      $ --     $ --       $ --         $ 100,383
   Average interest rates          --         --          5.61%       --       --         --                --

Interest rate swaps             $ (36)        --     $    (204)       --       --         --         $    (240)
   Average pay rate              6.75%        --          4.83%       --       --         --                --
   Average receive rate          2.14%        --          3.45%       --       --         --                --

Conversion to the Euro Currency

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The legacy currencies of the participating European Union members remained legal tender in the participating countries for the transition period from January 1, 1999 through January 1, 2002. January 1, 2002, the participating countries issued new euro-denominated bills and coins for use in cash transactions. Legacy currencies will no longer be legal tender for any transactions beginning July 1, 2002, making conversion to the euro complete. We have assessed and addressed the issues involved with the introduction of the euro. Issues facing us relating to the euro include: converting information technology systems; reassessing currency risk; negotiating and amending licensing agreements and contracts; and processing tax and accounting records. We do not presently expect that introduction and use of the euro will materially affect our foreign exchange and hedging activities or use of derivative instruments. While we will continue to evaluate the impact of the euro's introduction over time, based on currently available information, we do not believe that the introduction of the euro currency will have a material adverse impact on the financial condition or overall trends in results of operations.

Risk Factors That May Affect Future Results

We have experienced and will continue to experience significant operating losses if customer demand for our products does not significantly improve.

We have incurred significant operating losses and working capital and liquidity deficiencies throughout 2001 due to a significant drop in the demand for our products from our customers. We had net losses of $16.6 million and $8.0 million (excluding a gain from the sale of Artesyn Solutions, Inc. to Solectron Global Services, Inc. in December of 2001) for fiscal quarters ended on September 28, 2001 and December 28, 2001, respectively. Because of these poor operating results, we implemented certain cost-saving measures including, but not limited to, factory work-force reductions, shortened work-weeks, restrictions on discretionary spending, consolidation of job functions, reduction of product offerings, facility closures and other similar measures. However, even if our cost-saving measures are successful, our future profitability is primarily dependent on our ability to successfully market and sell our products to our customers.


We implemented a restructuring plan to address the significant drop in the level of demand for our products from our customers.

As a result of our operating losses and in an effort to address the significant decrease in the level of demand for our products, in the second quarter of 2001, we approved and implemented a restructuring plan that:

     . eliminated approximately 30% of all positions throughout Artesyn and consolidated various departments within Artesyn to more closely align our cost structure with end-market demand;

     . closed five of our twenty-two facilities in an attempt to increase the efficiency usage at the remaining facilities and, generally, to reduce the cost associated with operating a facility; and

     . changed our commercial-marketing structure to more align it with our customer's needs.

There can be no assurances that our restructuring plan will be successful nor can we assure that our restructuring plan is sufficient or timely enough to return us to profitability. If we fail to achieve the expected cost savings, or if our estimates of potential liability that may be incurred by us in connection with our facility closures are inaccurate, it could have a material adverse effect on our future profitability.

Our future profitability depends on our ability to successfully market our products in a volatile industry characterized by rapidly changing technologies and customer demand.

The markets for our products are characterized by rapidly changing technologies, changing customer demands, evolving industry standards, frequent new product introductions and, in some cases, short product life cycles. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and cost, as well as an accurate anticipation of technological and market trends. There can be no assurance that we will successfully develop, introduce or manage the transition of new products. The failure of or the delay in anticipating technological advances or developing and marketing product enhancements or new products that respond to any significant technological change could cause our products to become uncompetitive obsolete thereby severely diminishing our ability to generate revenues from those products.

We rely on significant relationships with a small number of our customers.

Sales to Hewlett-Packard and Dell Computer accounted for approximately 13% and 12%, respectively, of sales for the 52 weeks ended on December 28, 2001. Such sales to Hewlett-Packard include sales from Artesyn Solutions, Inc. prior to the sale of the subsidiary in December 2001. The sales from Artesyn Solutions Inc. to Hewlett-Packard represent approximately 6% of the 13%. Sales from Artesyn Solutions Inc. will not be included in our consolidated results in the future. Decisions by a small number of customers to defer their purchasing decisions or to purchase products elsewhere could have a material adverse effect on our business, operating results and financial condition. As such we must generate additional contracts in order to remain viable.

In addition, if we were to experience an unanticipated catastrophic quality issue (i.e. a product or design failure) with one of our customers (especially one of our two largest customers) and our relationship with that customer or customers were threatened, the competitive nature of our industry would easily allow that customer or customers to terminate their relationship with us and move their business to one of our competitors. Although we are "designed in" to many long-term programs with our customers enabling us to be included in our customer's new products to be offered over a product life cycle, our reliance on significant parts of our business depends primarily on the continued relationship with our existing customers. If such relationships are terminated for any reason, it would significantly reduce our total number of sales, thereby greatly impacting our future profitability.

We face intense competition in our industry which could impact our future profitability.

The industry in which we compete is highly competitive and characterized by increasing customer demands for product performance, shorter manufacturing cycles and lower prices. These trends result in frequent introductions of new products with added capabilities and features and continuous improvements in the relative price/performance of the products. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could adversely affect our results of operations and financial condition.

Market consolidation could create companies that are larger and have greater resources than us.

Our principal competitors include Delta Electronics, Emerson Electric, MagneTek, Power One, Tyco International and Vicor. If our competitors consolidate they would likely create entities with increased market share, customer bases, proprietary technology, marketing expertise and an expanded sales force size. Such a development may adversely affect our ability to compete in such markets. Our broad strategies to cope with the competition include, but are not limited to, continuing to have a high level of investment in research and development and maintaining and expanding the relationships with our customers in the high growth sectors of our industry.

Our future success is dependent upon the protection of our intellectual property.

Our success depends, in large part, on our ability to protect our current and future products and to defend our intellectual property rights. If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to ours. Numerous patents covering our products have been issued to us, and we have filed, and expect to continue to file, patent applications seeking to protect newly developed products in various countries, including the United States. Some patent applications in the United States are maintained in secrecy until the patent is issued. Because the publication of discoveries tends to follow their actual discovery by several months, we cannot be certain that we were the first to invent or file patent applications on any of our discoveries. We cannot be certain that patents will be issued with respect to any of our patent applications or that any existing or future patents issued to or licensed by us will provide competitive advantages for our products or will not be challenged, invalidated or circumvented by our competitors. Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Although we continue to evaluate and implement protective measures, there can be no assurance that these efforts will be successful or that third parties will not assert intellectual property infringement claims against us.

We also rely on trade secrets, unpatented proprietary expertise and continuing innovation that we seek to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees and consultants. We cannot assure you that these agreements will not be breached. We also cannot be certain that there will be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. We cannot be sure that our trade secrets and proprietary technology will not otherwise become known or be independently developed by our competitors or, if patents are not issued with respect to products arising from research, that we will be able to maintain the confidentiality of information relating to these products. In addition, efforts to ensure our intellectual property rights can be costly, time-consuming and ultimately unsuccessful.

Our gross margin is a function of many changing factors.

Our gross margin percentage is a function of the product mix sold in any period. Other factors such as unit volumes, heightened price competition, changes in channels of distribution, shortages in components due to timely supplies of parts from vendors or ability to obtain items at reasonable prices, availability of skilled labor, and factory over/under utilization may also affect the cost of sales and the fluctuation in gross margin percentages in future periods. We compete in an industry where our customers constantly expect price reductions due to technological advancements and manufacturing efficiencies. As a result, we need to continue to obtain price reductions from our suppliers. If we are unable to secure such reductions, our gross margin could be significantly reduced.

In addition to the factors discussed above, we perceive additional risks related to the value of our inventory. We anticipate that the price for our products and components of our products will decrease over time due to the rapidly changing technology of our industry. As a result of these price reductions, we constantly assess the value of our inventory using "lower of cost or market" parameters. If the difference in value between the cost of inventory and the value the marketplace assigns such inventory is significant, such a development would necessitate a revaluation of our inventory which would result in a significant change to current period earnings.

The volatility of the market price of our common stock could adversely affect our stockholders.

The market price of our common stock has been, and may continue to be, relatively volatile. The closing sales prices of our common stock ranged from a low of $4.65 to a high of $26.1875 in 2001. The market price for our common stock could continue to be subject to wide fluctuations due to the following factors, among others:

   . actual or anticipated variations in our quarterly operating results or financial condition or those of our competitors;

   . announcements by us or our competitors of new and enhanced products or acquisitions of new businesses;

   . market conditions or trends in our industry or the industries of our customers;

   . developments or disputes concerning proprietary rights;

   . introduction of technologies or product enhancements by others that reduce the need for our products;

   . changes in financial estimates by securities analysts;

   . general economic and political conditions;

   . unexpected departures of key personnel;

   . changes in the market valuations of our competitors;

   . the sale of a large amount of our common stock by our largest shareholders could cause volatility of our share price and may have a significant impact on the market price of our common stock;

   . preferred stock that we may issue could have other rights, including economic rights, senior to our common stock, so that the issuance of such preferred stock could adversely affect the market value of our common stock and could also have the effect of delaying, deferring or preventing a change of control of our company without any action by the common stockholders; and

   . the other risk factors listed in this section.

We may need additional financing, which may not be available, and any financings may reduce the percentage ownership of our existing stockholders.

Our ultimate success may depend upon our ability to raise additional working capital by selling equity securities or obtaining debt financing until our operating results improve. The sale of additional securities, if available at all, would result in dilution to the holders of common stock. If we need additional working capital from sources other than from operations, we will most likely attempt to privately sell additional equity or debt securities, and given the present financial condition, there can be no assurances we will be successful. Presently, we believe that our current capital resources are sufficient to meet our cash needs for at least the next 12 months.

We rely on certain key personnel and a loss of those personnel could adversely affect our business.

Our future success depends, to a substantial degree, upon the continued service of Joseph M. O'Donnell, our President and Chief Executive Officer, and Richard
J. Thompson, our Vice President, Chief Financial Officer and Secretary, and other key members of our management team. We currently have agreements that provide incentives for our management to continue working for us. Except for Mr. O'Donnell and Mr. Thompson, we do not have employment agreements with any of our other senior officers. Although we are not aware that any key personnel are planning to retire or leave Artesyn in the near future, the loss of the services of Mr. O'Donnell or Mr. Thompson or of certain other members of our management team, or their inability to perform services on our behalf, could materially and adversely affect our operations. While we believe that we have been successful in attracting and retaining skilled personnel in all areas of our business recently, we cannot assure you that we can continue to attract, train and retain such personnel. Our failure in this regard could limit the rates at which we generate sales and develop new products.

We face certain risks related to delivery lead-times and customer order cancellations.

We have attempted to reduce our product manufacturing lead times and the backlog of orders. To the extent that backlog is reduced during any particular period, it could result in more variability and less predictability in our quarter-to-quarter sales and operating results. If manufacturing lead times are not reduced, our customers may cancel or not place orders because shorter lead times may be available from other manufacturers. As of December 28, 2001, backlog was at $92.4 million. If we cannot acquire enough critical parts to meet manufacturing requirements, customers may cancel the orders they have already placed. At this time, we are not experiencing any material difficulties in acquiring critical parts.

If orders are cancelled for products that have already been manufactured or where components to produce them have already been procured, a significant change in the evaluation of the amount of our inventory that is considered excess and obsolete could occur. Such a change could potentially require us to reevaluate all inventory that cannot be used in other products or cannot be recovered from the customer. We currently maintain a reserve related to excess and obsolete inventory that is reevaluated on a periodic basis. In instances where we have a significant amount of cancellations (as was the case during 2001), the amount of excess and obsolete inventory, and the resulting write-off, negatively impacted our operating results. At this time, we cannot predict the amount of cancellations in 2002, however, if the level of cancellations are high relative to our revenue, additional reductions in the value of our inventory and in our operational results will occur.

Our future profitability may be adversely affected by a disruption in our supply chain.

As a result of the custom nature of certain of our manufactured products, components used in the manufacture of these products are currently obtained from a limited number of suppliers. Therefore, a change in suppliers could cause a delay in manufacturing, additional manufacturing costs, and a possible loss of sales that could adversely affect our future operating results and financial position.

For example, in 2000, we experienced shortages of certain ferrite cores that were single sourced. For varying periods of time, suppliers were unable to fulfill previously agreed to commitments. To mitigate this risk, we have instituted a preferred parts program whereby we identified critical components that are multi-sourced.

We face certain risks inherent with international sales.

International sales have been, and are expected to continue to be, an important component of our total sales. For fiscal years 2001 and 2000, international sales represented 32% and 28% of our total sales, respectively. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Other risks of international sales include changes in economic conditions in the international markets in which the products are sold, political and economic instability, fluctuations in currency exchange rates, import-export controls, and the burden and expense of complying with foreign laws. In addition, sales to customers in developing nations may fluctuate to a greater extent than sales to customers in developed nations, as those markets are only beginning to adopt new technologies and establish purchasing practices. If any of these risks were to materialize, our total number of sales would be reduced thereby negatively impacting our future profitability.

We face risks associated with the manufacture of our products in foreign locations.

We manufacture a significant amount of our products in foreign locations. Approximately 43% of our sales for the 52 weeks ended on December 28, 2001 were from products manufactured in Asia-Pacific, 24% from products manufactured in Europe and the remaining 33% from domestic operations.

The supply and cost of these products can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. From time to time, we explore opportunities to diversify the sourcing and/or production of certain products to other low cost locations or with other third parties to reduce our dependence on production in any one location. In addition, we have taken necessary measures, including insuring against certain risks, to mitigate our exposure to potential political and economic changes such as in Hong Kong and China. In the event of confiscation, expropriation, nationalization, or governmental restrictions in the above mentioned foreign or other locations, earnings could be adversely affected from business disruption resulting in delays and/or increased costs in the production and delivery of products.

We are involved in litigation in connection with a certain patent.

On February 8, 2001, VLT, Inc. and Vicor Corporation filed a suit against Artesyn in the U.S. District Court of Massachusetts alleging that Artesyn has infringed and is infringing on U.S. Reissue Patent No. 36,098. VLT and Vicor have alleged that they are, respectively, the owner and a licensee of such patent and that Artesyn has manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. The suit requests that we pay damages, including royalties, lost profits, interest, attorneys' fees and increased damages under 35 U.S.C. ss. 284. We have challenged the validity of the patent and have denied the claims of infringement. The parties are currently in litigation discovery and no trial date has yet been set. Although we believe that we have a strong defense to the claims asserted by VLT and Vicor, if we are found liable to pay all of the damages requested by VLT and Vicor, such a payment could have a material adverse effect on our operating results, cash balances and outstanding debt.

Our future profitability may be adversely affected by a change in governmental regulation.

Our operations are subject to laws, regulations, government policies and product certification requirements worldwide. Changes in such laws, regulations, policies or requirements could affect the demand for our products or result in the need to modify products, which may involve substantial costs or delays in sales and could have an adverse effect on our future operating results.

There are certain risks associated with the Finestar investment.

     . The right to require early repayment of the note issued in connection with the Finestar investment could create a liquidity problem and/or impede an acquisition of our company.

Under the terms of the note issued in connection with the Finestar investment, the holder has the right to require us to repurchase the note in its entirety or any portion thereof (but not an amount less than $1,000,000) (i) at any time on or after January 15, 2005 for the amount of outstanding principal plus accrued but unpaid interest or (ii) in the event a change of control occurs for 115% of the outstanding principal plus accrued but unpaid interest. In the event of a change of control involving the purchase of all or substantially all of the assets of Artesyn for cash, the note will automatically be redeemed for an amount equal to the accrued and unpaid interest plus the greater of (a) 115% of the principal amount outstanding or (b) the fair market value of the shares of common stock issuable upon conversion of the note. The holder's right to require us to repurchase the note could cause us to face liquidity problems if the holder requests payment at a time when we do not have cash on hand or readily available funds sufficient to satisfy both our repayment obligation and meet the cash flow needs of our operations. For example, a repurchase request could be made within one year of our existing $85 million credit facility being paid when due in March 2004 or being refinanced. Additionally, this feature of the note could deter a third party from acquiring or attempting to acquire us because of the immediate cash obligation and premium on principal that would be triggered.

     . Finestar's right of first negotiation under the securities purchase agreement may impede competing offers for our company.

Under the securities purchase agreement with Finestar, Finestar is entitled to a "right of first negotiation". In the event our management or our Board of Directors (i) receives a proposal (oral or written or otherwise) that contemplates a sale of control or a sale of all or substantially all of our assets on a consolidated basis or of our power supply business or (ii) determines to sell 15% or more of our total voting power or all or substantially all of our assets on a consolidated basis or our power supply business (subject to certain exceptions), then we must first notify Finestar and afford Finestar the opportunity to negotiate a transaction. While the time periods for the first negotiation right is limited, and our Board of Directors, to the extent its fiduciary duties require, may determine not to proceed with Finestar and accept a superior proposal, the existence of such right and the requirement that we deal exclusively with Finestar during the applicable periods, could materially hamper our ability to attract and/or pursue other offers and opportunities.

     . Failure to obtain shareholder or governmental approvals, if required, in connection with the issuance of our common stock upon conversion of the note and/or exercise of the warrant would, in certain instances, cause a cash payment obligation.

Two instances may arise in which we would need to seek either shareholder approval or governmental approval in connection with issuing common stock upon conversion of the note and/or exercise of the warrant, and failure to obtain such approval, if required, would, in certain instances, trigger a cash payment obligation. Under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, (the "HSR Act") we are required to file a Notification and Report Form together with related material with the Federal Trade Commission and the Antitrust Division of the United States Department of Justice before issuing $50 million or more of our voting securities. Additionally, Nasdaq Marketplace Rule 4350 ("Rule 4350") requires a Nasdaq-listed company to obtain shareholder consent before issuing more than 20% of its common stock or voting power outstanding before the issuance at a price per share less than the greater of book or market value at the time of the transaction. Although not presently applicable, Rule 4350 could be triggered due to the anti-dilution protections of the note and the warrant if we were to issue a significant number of shares of common stock or a significant number of options, warrants or convertible securities at a price per share below the conversion price of the note and the exercise price of the warrant. If either shareholder approval or approval under the HSR Act is required but not obtained, we would be required, in certain instances, to purchase the number of affected shares at the then market price per share. Such a payment obligation could be significant depending on the number of affected shares and the market price per share, and if significant, could cause us to face liquidity problems.

     . A conversion of the note and the exercise of the warrant could negatively impact the trading price of our common stock.

Conversion of the convertible note and exercise of the warrant and the subsequent sales of the underlying common stock may cause a downward trend in the trading price of the common stock if the interest to buy the common stock by investors at that time is weak. Additionally, any significant downward pressure on the trading price of the common stock caused by the conversion of the note or the exercise of the warrant and the subsequent sales of the common stock may encourage short sales by investors thereby causing further downward pressure on the trading price.

The provisions of our credit agreement could affect our ability to enter into certain transactions.

Our credit agreement, dated as of January 23, 2001, as amended, with a syndicate of banks, may restrict our ability to enter into certain corporate transactions, unless we obtain the prior written consent of a majority of the required lenders. Although we believe that we will be able to obtain any such consent, we cannot guarantee that the required lenders will, in all circumstances, provide consent for the specific purposes for which we intend, which may restrict our ability to enter into, or delay the consummation of, certain corporate transactions.

If we fail to comply with the financial covenants of our credit agreement it could result in liquidity problems for our company.

Our credit agreement contains certain financial covenants including a minimum liquidity requirement, working capital to senior debt ratio, and a graduating minimum EBIDTA requirement. If we were to violate any one of these restrictive covenants it could (i) result in a cross-default under the terms of the Finestar note, (ii) limit the amount of our borrowings under the credit agreement, (iii) restrict our use of certain domestic assets and/or (iv) accelerate any outstanding obligations then due under the credit agreement.

Although we are currently in compliance with the restrictive covenants contained in the credit agreement, our ability to remain in compliance depends, in part on, our ability to continue to cost effectively market and sell our products to our customers. Although we are undertaking all measures we feel are necessary to enable us to remain in compliance with these covenants, there can be no assurances customer demand and our profit margins will remain sufficient to meet any or all of these covenants. If we violate any of these covenants, it would result in significant liquidity problems for us if alternate financing options are not available.

We will be penalized if we fail to register the common stock underlying the note and the warrant.

Under the registration rights agreement with Finestar, we are required to use our best efforts to register for resale the shares of our common stock underlying the note and warrant. If the registration statement is not declared effective by April 5, 2002 or does not remain effective, we shall be required to pay additional interest under the note for the period during which the registration statement is not effective a rate per annum equal to an additional nine percent (9%) of the principal amount due under the convertible note.

Our Board of Directors' ability to issue preferred shares could deter a change in control that could be profitable to our shareholders.

Pursuant to our Certificate of Incorporation, as amended, our Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock, of which 451,376 have been designated as series A Junior Participating Preferred Stock in connection with our poison pill, and to establish the preferences and rights of any such shares of preferred stock issued. The issuance of the preferred shares can have the effect of delaying, making more difficult, or preventing a change of control of Artesyn, even if a change of control is in the shareholders' interest.

We have a "poison pill" that could deter a potentially profitable take-over by a third party.

Under a rights agreement, rights are issued along with each of our shares of common stock. A holder of such rights can purchase from us, under specified conditions, a portion of a preferred share, or receive common stock of Artesyn, or receive common stock of the entity acquiring us having a value equal to twice the exercise price of the right. The exercise price of the right is $95.00. This arrangement is often called a "poison pill." Our poison pill may have the effect of delaying or preventing a change of control of Artesyn, even if a change of control is in the shareholders' interest.

There are certain provisions of Florida law that could limit acquisitions and changes of control.

The Florida 1989 Business Corporation Act, as amended, contains a section entitled "control-share acquisitions" which, in certain circumstances, eliminates the voting rights of shares acquired in quantities so as to constitute "control shares", as defined under Florida law. Florida law may also restrict business combinations between Artesyn and 10% owners of our common stock unless approved by two-thirds of the voting shares of "disinterested" shareholders or by a majority of Artesyn's "disinterested" directors. These provisions may also have the effect of inhibiting a third-party from making an acquisition proposal for Artesyn or of delaying, deferring or preventing a change of control of Artesyn under circumstances that otherwise can provide the holders of our common stock with the opportunity to realize a premium over the then current price.

We do not anticipate paying a cash dividend in the foreseeable future.

We have never paid a cash dividend on our common stock and we do not intend to pay a cash dividend in the foreseeable future, but rather intend to retain any earnings to finance growth.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

We are exposed to the impact of interest rate changes and foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates and fluctuations in the value of foreign currencies using a variety of derivative financial instruments. We manage our interest rate risk on variable rate debt instruments through the use of interest rate swaps pursuant to which we exchange our floating rate interest obligations for fixed rates. The fixing of the interest rates offsets our exposure to the uncertainty of floating interest rates during the term of the debt.

We have significant assets and operations in Europe and Asia and, as a result, its financial performance could be affected by significant fluctuations in foreign exchange rates. To mitigate potential adverse trends, our operating strategy takes into account changes in exchange rates over time. Accordingly, we enter into various forward contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The principal currency hedged is the Euro.

It is our policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet the objectives as stated above. We do not enter into foreign currency or interest rate transactions for speculative purposes. Gains or losses that result from changes in foreign currency rates are booked into income at the time they are incurred. These gains or losses have not been material to any period presented.

ITEM 8. Financial Statements and Supplementary Data
        -------------------------------------------

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

Artesyn's management maintains a system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The system is continuously monitored by direct management review and by internal auditors who conduct an extensive program of audits throughout Artesyn. Artesyn selects and trains qualified people who are provided with and expected to adhere to its standards of business conduct. These standards, which set forth the highest principles of business ethics and conduct, are a key element of Artesyn's control system. Additionally, our independent certified public accountants obtain a sufficient understanding of the internal control structure in order to plan and complete the annual audit of the Company's consolidated financial statements.

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

Joseph M. O'Donnell
Co-Chairman of the Board, President and Chief Executive Officer

Richard J. Thompson
Vice President, Finance and Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To Artesyn Technologies, Inc.:

We have audited the accompanying consolidated statements of financial condition of Artesyn Technologies, Inc. (a Florida corporation) and subsidiaries as of December 28, 2001 and December 29, 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for each of the three fiscal years in the period ended December 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artesyn Technologies, Inc. and subsidiaries as of December 28, 2001 and December 29, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP


Fort Lauderdale, Florida,
  January 21, 2002.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended on the Friday Nearest
December 31                                                   2001         2000         1999
-----------------------------------------------------------------------------------------------
(Amounts in Thousands Except Per Share Data)

Sales                                                       $ 493,968    $ 690,083    $ 594,155
Cost of Sales                                                 437,700      509,098      440,477
                                                            -----------------------------------
Gross Profit                                                   56,268      180,985      153,678
                                                            -----------------------------------

Expenses
   Selling, general and administrative                         54,057       62,771       50,185
   Research and development                                    41,470       44,867       36,413
   Gain on sale of Artesyn Solutions                          (31,308)          --           --
   Restructuring and related charges                           15,913           --           --
   Goodwill amortization                                        8,081        6,208        2,219
                                                            -----------------------------------
                                                               88,213      113,846       88,817
                                                            -----------------------------------

Operating Income (Loss)                                       (31,945)      67,139       64,861
                                                            -----------------------------------

Other Income (Expense)
   Interest expense                                            (8,236)      (5,142)      (3,160)
   Interest income                                                894        1,886        1,509
                                                            -----------------------------------
                                                               (7,342)      (3,256)      (1,651)
                                                            -----------------------------------
Income (Loss) before Provision (Benefit) for Income Taxes     (39,287)      63,883       63,210

Provision (Benefit)  for Income Taxes                          (7,524)      20,630       19,848
                                                            -----------------------------------

Net Income (Loss)                                           $ (31,763)   $  43,253    $  43,362
                                                            ===================================

Earnings (Loss) per Share
   Basic                                                    $   (0.83)   $    1.15    $    1.16
                                                            ===================================
   Diluted                                                  $   (0.83)   $    1.10    $    1.11
                                                            ===================================

Weighted Shares Outstanding
   Basic                                                       38,229       37,666       37,272
                                                            -----------------------------------
   Diluted                                                     38,229       39,471       38,999
                                                            -----------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

As of the Friday Nearest December 31                                   2001            2000
---------------------------------------------------------------------------------------------
(Amounts in Thousands Except Share Data)
ASSETS

Current Assets
   Cash and equivalents                                             $     54,083    $  34,383
   Accounts receivable, net of allowance for doubtful accounts
       of $4,140 in 2001 and $3,571 in 2000                               72,580      122,377
   Inventories, net                                                      103,556      150,462
   Prepaid expenses and other                                              2,690        6,886
   Deferred income taxes                                                  12,398       12,552
                                                                    -------------------------
     Total current assets                                                245,307      326,660

                                                                    -------------------------
Property, Plant & Equipment, Net                                         103,291      105,059
                                                                    -------------------------

Other Assets
   Goodwill, net                                                          64,573       62,880
   Deferred income taxes, net                                             10,103        1,586
   Other assets, net                                                       3,209        1,630
                                                                    -------------------------
     Total other assets                                                   77,885       66,096
                                                                    -------------------------
                                                                    $    426,483    $ 497,815
                                                                    =========================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Current maturities of long-term debt and capital leases          $        207    $   1,512
   Accounts payable and accrued liabilities                               92,324      149,035
                                                                    -------------------------
     Total current liabilities                                            92,531      150,547
                                                                    -------------------------

Long-Term Liabilities
   Long-term debt and capital leases                                     100,399       73,301
   Deferred income taxes                                                   6,750        7,434
   Other long-term liabilities                                             7,558       10,021
                                                                    -------------------------
     Total long-term liabilities                                         114,707       90,756
                                                                    -------------------------
     Total liabilities                                                   207,238      241,303
                                                                    -------------------------

Commitments and Contingencies (Notes 5, 6 and 10)

Shareholders' Equity
   Preferred stock, par value $0.01; 1,000,000 shares authorized;
      none issued or outstanding                                              --           --
   Common stock, par value $0.01; 80,000,000 shares authorized;
     38,252,770 shares issued and outstanding in 2001
     (38,282,007shares in 2000)                                              383          383
   Additional paid-in capital                                            122,041      121,360
   Retained earnings                                                     116,403      149,873
   Accumulated other comprehensive loss                                  (19,582)     (15,104)
                                                                    -------------------------
     Total shareholders' equity                                          219,245      256,512
                                                                    -------------------------
                                                                    $    426,483    $ 497,815
                                                                    =========================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended on the Friday Nearest December 31                2001        2000        1999
---------------------------------------------------------------------------------------------------
(Amounts in Thousands)
Operating Activities
   Net income (loss)                                               $(31,763)   $ 43,253    $ 43,362
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization                                   34,423      27,195      20,109
     Deferred income tax benefit                                     (9,114)       (723)     (2,340)
     Provision for inventory write-down                              31,722      13,519       9,436
     Gain on sale of Artesyn Solutions, Inc.                        (31,308)         --          --
     Tax benefit from exercise of stock options                         186       8,989       3,391
     Provision for bad debts                                          2,059       2,409         890
     Non-cash restructuring charges                                   2,765          --          --
     Other non-cash items                                               125       2,190      (3,150)
   Changes in operating assets and liabilities:
     Accounts receivable                                             41,144     (35,829)     (6,902)
     Inventories                                                     12,642     (74,779)    (38,704)
     Prepaid expenses and other                                       3,187      (1,654)       (321)
     Accounts payable and accrued liabilities                       (54,100)     45,870      27,070
                                                                   --------------------------------
Net Cash Provided by Operating Activities                             1,968      30,440      52,841
                                                                   --------------------------------

Investing Activities
     Purchases of property, plant & equipment                       (28,763)    (39,256)    (33,359)
     Proceeds from sale of property, plant & equipment                  353       1,730         287
     Proceeds from sale of Artesyn Solutions, Inc.                   33,500          --          --
     Other assets                                                        --          --       2,831
     Purchase of Real-Time Digital, Inc., net of cash acquired       (6,326)         --          --
     Purchase of Spider Software Ltd., net of cash acquired            (703)    (27,949)         --
     Purchase of AzCore Technologies, net of cash acquired           (3,320)     (6,500)         --
                                                                   --------------------------------
Net Cash Used in Investing Activities                                (5,259)    (71,975)    (30,241)
                                                                   --------------------------------

Financing Activities
         Proceeds from issuances of long-term debt,
         net of financing fees                                       60,690      54,536      17,633
         Principal payments on debt and capital leases              (35,862)    (24,031)    (20,794)
         Proceeds from exercises of stock options                     1,095      19,217       9,980
         Repurchases of common stock                                 (2,307)     (9,189)    (31,912)
                                                                   --------------------------------
Net Cash Provided by (Used in) Financing Activities                  23,616      40,533     (25,093)
                                                                   --------------------------------

Effect of Exchange Rate Changes on Cash and Equivalents                (625)     (2,177)     (1,470)
                                                                   --------------------------------

Increase (Decrease) in Cash and Equivalents                          19,700      (3,179)     (3,963)
                                                                   --------------------------------
Cash and Equivalents, Beginning of Year                              34,383      37,562      41,525
                                                                   --------------------------------
Cash and Equivalents, End of Year                                  $ 54,083    $ 34,383    $ 37,562
                                                                   ================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) For the Years Ended on the Friday Nearest December 31
--------------------------------------------------------------------------------
(Amounts in Thousands)

                                                                                            Accumulated Other
                                           Common Stock                                     Comprehensive Loss
                                           ------------                                     ------------------
                                                                                          Foreign      Changes in    Compre-
                                                             Additional                  Currency      Fair Value    hensive
                                                              Paid-in       Retained    Translation        of         Income
                                         Shares     Amount    Capital       Earnings    Adjustment     Derivatives    (Loss)
                                         ------------------------------------------------------------------------------------
Balance, January 1, 1999                  37,882     $ 379     $ 85,018    $  99,128     $(3,437)         $ --
Issuance of common  stock under stock
 option plans                              1,105        11        9,969           --          --            --
Tax benefit  from  exercises of stock
 options                                      --        --        3,391           --          --            --
Repurchases and retirement of common
 stock                                    (1,860)      (19)      (3,913)     (27,980)         --            --
Net income                                    --        --           --       43,362          --            --       $ 43,362
Foreign currency translation
 adjustment, net of tax of $2,745
                                              --        --           --           --      (5,997)           --         (5,997)
                                                                                                                     --------
Comprehensive income                                                                                                 $ 37,365
                                         ----------------------------------------------------------------------------========

Balance, December 31, 1999                37,127       371       94,465      114,510      (9,434)           --
Issuance of common  stock under stock
 option plans                              1,632        16       19,201           --          --            --
Tax benefit  from  exercises of stock
 options                                      --        --        8,989           --          --            --
Repurchases and retirement of common
 stock                                      (477)       (4)      (1,295)      (7,890)         --            --
Net income                                    --        --           --       43,253          --            --       $ 43,253
Foreign currency translation
 adjustment, net of tax of $2,706
                                              --        --           --           --      (5,670)           --         (5,670)
                                                                                                                     --------
Comprehensive income                                                                                                 $ 37,583
                                         ----------------------------------------------------------------------------========

                                   (Continued)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) For the Years Ended on the Friday Nearest December 31
--------------------------------------------------------------------------------
(Amounts in Thousands)
                                   (Continued)

                                                                                         Accumulated Other
                                           Common Stock                                  Comprehensive Loss
                                           ------------                                  ------------------
                                                                                       Foreign      Changes in    Compre-
                                                            Additional                 Currency     Fair Value    hensive
                                                             Paid-in     Retained    Translation        of        Income
                                         Shares    Amount    Capital     Earnings     Adjustment    Derivatives   (Loss)
                                         ---------------------------------------------------------------------------------
Balance, December 29, 2000               38,282    $ 383     $121,360    $ 149,873    $(15,104)         --
Issuance of common  stock under stock
 option plans                               160        2        1,093           --          --          --
Tax benefit from  exercises of stock
 options                                     --       --          186           --          --          --
Repurchases and retirement of common
 stock                                     (189)      (2)        (598)     S (1,707)         --          --
Cumulative effect of accounting
 change for derivatives, net of tax
 provision of $442                                    --           --           --          --         938        $    938
Changes in fair value of
 derivatives, net of tax benefit of
 $(499)                                               --           --           --          --      (1,178)         (1,178)
Net loss                                              --           --      (31,763)         --          --         (31,763)
Foreign currency translation
 adjustment, net of tax of
  $(1,004)                                            --           --           --      (4,238)         --          (4,238)
                                                                                                                  --------
Comprehensive loss                                                                                                $(36,241)
                                         -------------------------------------------------------------------------========
Balance, December 28, 2001               38,253    $ 383     $122,041    $ 116,403    $(19,342)    $  (240)
                                         =========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

General Artesyn Technologies, Inc. (Nasdaq: ATSN), a Florida corporation formed in 1968, is primarily engaged in the design, development, manufacture, sale and service of electronic products, power supplies, power conversion products, and power subsystems for producers of electronic equipment in the computing and communications industry.

Basis of Presentation The consolidated financial statements include the accounts of Artesyn Technologies, Inc. and its subsidiaries (collectively referred to as "Artesyn" or "The Company"). Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year Artesyn's fiscal year ends on the Friday nearest December 31, which results in a 52- or 53-week year. The fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999 are all comprised of 52 weeks.

Cash and Equivalents Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents. These investments are carried at cost, which approximates market value.

Inventories Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. A provision has been made to reduce obsolete or excess inventories to market based on current and expected demand for the finished product and the components used to manufacture it. Finished goods and work-in-process inventories include material, labor and manufacturing overhead. Artesyn recorded inventory writedowns of $31.7 million, $13.5 million and $9.4 million in fiscal 2001, 2000 and 1999, respectively.

Property, Plant & Equipment Property, plant and equipment is stated at cost. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets ranging from three to thirty years. Leasehold improvements are recorded at cost and are amortized using the straight-line method over the remaining lease term or the economic useful life, whichever is shorter. Leasehold improvements are written off if the related leasehold is vacated. Major renewals and improvements are capitalized, while maintenance, repairs and minor renewals not expected to extend the life of an asset beyond its normal useful life are expensed as incurred.

Impairment of Long-Lived Assets Artesyn periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. Artesyn uses an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to determine whether an impairment has occurred. Fair value is compared to cost in calculating the amount of the impairment. There was no impairment of assets held and used for any of the years presented (See Note 5 for asset disposals related to restructuring activities).

Goodwill The excess of purchase price over net assets of companies acquired (goodwill), which were accounted for under the purchase method of accounting, is capitalized and amortized on a straight-line basis over periods ranging from six to forty years. Related accumulated amortization was $25.4 million and $17.6 million at December 28, 2001 and December 29, 2000, respectively. Amortization expense was $8.1 million, $6.2 million and $2.2 million in fiscal years 2001, 2000 and 1999, respectively.

Artesyn continually evaluates whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant, sustained negative trend in Artesyn's operating results or cash flows, a decrease in demand for Artesyn's products, a change in the competitive environment and other industry and economic factors. Artesyn reviews for any impairment utilizing the undiscounted cash flow method. Artesyn measures impairment of unamortized goodwill utilizing the discounted cash flow method. The estimated cash flows are then compared to Artesyn's unamortized goodwill; if the unamortized balance of the goodwill exceeds the estimated cash flows, the excess of the unamortized balance is written off. As of December 28, 2001, Artesyn determined that there has been no impairment of goodwill.

Foreign Currency Translation The functional currency of Artesyn's European and certain Asian subsidiaries is each entity's local currency. Assets and liabilities are translated from their functional exchange into US dollars using exchange rates in effect at the balance sheet date. Equity is translated using historical exchange rates. Income and expense items are translated using average exchange rates for the period. The effect of exchange rate fluctuations on translating foreign currency assets and liabilities into US dollars is included in accumulated other comprehensive loss, net of income taxes. Translation of intercompany accounts and foreign exchange transaction gains and losses are included in the results of operations and were not significant for any period presented. The functional currency of substantially all of Artesyn's Asian subsidiaries is the US dollar, as their transactions are generally denominated in US dollars.

Revenue Recognition Artesyn recognizes revenue and the related costs of sales as products are shipped and title is passed to the customer or as services are provided. For sales including software products, Artesyn typically has no future obligations related to the software and, accordingly, revenue is recognized as the products are shipped and title is transferred to the customer. For those agreements that include support services, revenue related to the services is deferred and recognized as the services are performed in accordance with Statement of Position 97-2 "Software Revenue Recognition" and related interpretations.

Sales are comprised of gross revenues less provisions for estimated customer returns and other sales allowances. The related reserve for these provisions are included in "Accounts Receivable, net" in the accompanying consolidated statements of financial condition. Provisions for estimated returns and sales allowances are established by the Company concurrently with the recognition of revenue and are based on a variety of factors including actual return and sale allowance history and projected economic conditions. The Company continually monitors customer inventory levels and makes adjustments to these provisions when management believes actual product returns or other allowances may differ from established reserves. The Company has not incurred any significant amount of returns or sales allowances in fiscal 2001, 2000 or 1999.

All amounts billed to customers related to shipping and handling are included in revenue. All costs associated with shipping and handling are recognized in cost of sales.

Effective October 2000, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Artesyn believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101. There was no effect on the consolidated financial statements related to the adoption of SAB No. 101.

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

Research and Development Research and development costs include product engineering, product development and research and development costs which are expensed in the period incurred. Research and development expenses were $41.5 million, $44.9 million and $36.4 million for year ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively.

Income Taxes Income taxes reflect the current and deferred tax consequences of events that have been recognized in Artesyn's financial statements or tax returns. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income.

Valuation allowances are recorded related to deferred tax assets if their realization does not meet the "more likely than not" criteria detailed in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

Tax returns related to the consolidated financial statements of Artesyn are filed in the United States, individual states, and foreign countries where Artesyn conducts business.

Stock-Based Compensation Artesyn applies Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based compensation for employees and non-employee directors. Artesyn has provided the pro forma disclosure of the effect on net income (loss) and earnings (loss) per common share as if the fair value-based method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied in measuring compensation expense using the Black-Scholes option pricing model. Other than grants to non-employee directors, all stock-based awards to non-employees are recognized as compensation expense, although there have been no such awards to any non-employees in any of the periods presented.

Earnings (Loss) Per Share Basic earnings (loss) per share ("EPS") is calculated by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period in accordance with SFAS No. 128 "Earnings Per Share." Where applicable, diluted earnings per share includes the potential impact of convertible securities and dilutive common stock equivalents using the treasury stock method of accounting. The reconciliation of the numerator and denominator of the EPS calculation is presented in Note 9.

Comprehensive Income (Loss) SFAS No. 130, "Reporting Comprehensive Income" requires companies to report all changes in equity in a financial statement for the period in which they are recognized, except those resulting from investment by owners and distributions to owners. Artesyn has chosen to disclose Comprehensive Income (Loss), which encompasses net income (loss), effects of derivatives and foreign currency translation adjustments, net of tax, in the Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss).

Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant estimates made by management include the provision for doubtful accounts receivable, inventory write-downs for potentially excess or obsolete inventory, restructuring liabilities, warranty reserves, valuation allowance on deferred tax assets and the valuation and amortization period for intangible assets. Actual results could differ from those estimates.

Concentration of Credit Risk Financial instruments that potentially subject Artesyn to concentrations of credit risk consist principally of cash and equivalents, trade accounts receivable and financial instruments used in hedging activities. Artesyn's cash management and investment policies restrict investments to low-risk, highly liquid securities, and Artesyn performs periodic evaluations of the credit standing of the financial institutions with which it deals. Artesyn sells its products to customers in various geographical areas. Artesyn performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Artesyn maintains reserves for potential credit losses, and such losses traditionally have been within management's expectations and have not been material in any year. As of December 28, 2001 and December 29, 2000, management believes Artesyn had no significant concentrations of credit risk.

The following table includes sales to customers in excess of 10% of total sales for any period presented:

                              2001             2000              1999
---------------------------------------------------------------------
Hewlett-Packard                13%              14%               17%
Dell Computer                  12%               5%                6%
Cisco Systems                   6%              11%               12%
Sun Microsystems                9%              10%               13%

Sales to Hewlett-Packard include sales from Artesyn Solutions, Inc. prior to the sale of the subsidiary (See Note 18). Sales from Artesyn Solutions, Inc. will not be included Artesyn's consolidated results in future periods. During the periods presented, sales from Artesyn Solutions, Inc. represented approximately half of the amount sold to Hewlett-Packard.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133" (collectively, "SFAS 133"). SFAS 133 requires Artesyn to recognize all derivative instruments in the balance sheet at fair value. Derivatives that are not part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value is immediately recognized in income. SFAS No. 138 establishes accounting and reporting standards for derivative instruments, including certain derivative investments embedded in other contracts, and for hedging activities. In addition, it addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133 and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. Artesyn adopted SFAS 133, as amended, on December 30, 2000. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within interest income or expense. The adoption of SFAS 133 resulted in an increase in total assets of $1.4 million and a $0.9 million increase, net of tax, in shareholders' equity. Accordingly, the adoption of SFAS No. 133 was not material. During the fiscal year ended December 28, 2001, Artesyn recorded the subsequent change in fair value of the interest rate swap derivatives as an increase in Accumulated Other Comprehensive Loss totaling approximately $1.2 million. As of December 28, 2001, the fair value of Artesyn's derivative instruments was a liability of approximately $0.2 million and is included in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Statement of Financial Condition.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. The adoption of SFAS 141 did not have any impact on Artesyn's consolidated financial position, results of operations or cash flows.

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Any impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle.

Artesyn will adopt SFAS 142 in the first quarter of 2002. With the adoption of SFAS 142, Artesyn will assess the impact based on a two-step approach to assess goodwill based on applicable reporting units and will reassess any intangible assets, including goodwill, recorded in connection with its previous acquisitions. Artesyn had recorded approximately $8.1 million of amortization of goodwill during 2001. Artesyn is currently assessing, but has not yet determined the impact of adoption of SFAS 142 will have on its financial statements. As of December 28, 2001, Artesyn had unamortized goodwill of $64.6 million.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted, as required, on December 29, 2001. The adoption of SFAS 144 will not have an impact on Artesyn's consolidated financial position, results of operations or cash flows.

Fair Value of Financial Instruments Carrying value of cash and equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these accounts. The fair value of long-term debt is determined using current applicable interest rates as of the balance sheet date and approximates the carrying value of such debt because the underlying instruments are at variable rates that are repriced frequently.

Reclassifications Certain prior years' amounts have been reclassified to conform to the current year's presentation.

2.   Inventories

The components of inventories are as follows ($000s):
                                          December 28,    December 29,
                                              2001           2000
---------------------------------------------------------------------
Raw materials                              $  57,684       $  87,419
Work in process                               10,802          17,166
Finished goods                                35,070          45,877
                                           -------------------------

                                           $ 103,556       $ 150,462
                                           =========================

3.   Property, Plant, & Equipment

Property, plant & equipment is comprised of the following ($000s):

                                          December 28,    December 29,
                                             2001            2000
---------------------------------------------------------------------
Land                                       $   2,521       $   2,077
Buildings and fixtures                        20,462          18,453
Machinery and equipment                      173,857         167,809
Leasehold improvements                         8,246           5,658
Equipment, furniture and leasehold
   improvements under capital leases             274          11,316
                                           -------------------------
                                             205,360         205,313
Less accumulated depreciation and
   amortization                             (102,069)       (100,254)
                                           -------------------------

                                           $ 103,291       $ 105,059
                                           =========================

Depreciation and amortization expense was $25.5 million, $20.5 million, and $17.5 million in fiscal years 2001, 2000 and 1999, respectively.

4.   Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are as follows
($000s):

                                       December 28,     December 29,
                                          2001             2000
--------------------------------------------------------------------
Accounts payable                        $ 35,616          $ 85,383
Accrued liabilities:
     Compensation and benefits            12,365            21,312
     Income taxes payable                 12,476            15,121
     Warranty reserve                      6,197             8,140
     Commissions                           1,074             2,763
     Restructuring reserve                 5,432               408
     Deferred Acquisition payments         2,485                --
     Other                                16,679            15,908
                                        --------------------------

                                        $ 92,324          $149,035
                                        ==========================

At December 28, 2001 and December 29, 2000, other accrued liabilities consisted primarily of accruals for deferred acquisition payments, professional fees, consulting, insurance, interest and other taxes.

5.   Restructuring and Related Charges

During 2001, Artesyn implemented a plan to restructure certain of its operations as a result of the significant reduction in customer demand experienced during 2001. The reduction in customer demand resulted in Artesyn having excess manufacturing capacity and costs. The restructuring plan is designed to address these issues and is comprised of the following elements:

     1) A realignment of Artesyn's commercial functions along customer/market lines in order to provide our customers with enhanced service.

     2) Addressing certain excess capacity and cost issues by closing several operating and administrative facilities throughout the world and consolidating their functions into other existing locations.

     3) The elimination of certain operational and administrative positions company-wide.

Pursuant to Artesyn's restructuring plan, the Company recorded a pre-tax restructuring charge of approximately $15.9 million. The remaining restructuring accrual at December 28, 2001 is included in Accounts Payable and Accrued Liabilities in the accompanying consolidated statement of financial position. The components of this charge, along with the 2001 activity, are presented in the following table ($000s):

                                                      2001 Activity
                                            ------------------------------
                               Accrued                                         Accrued
                             Liability at   Restruct-                        Liability at
                             December 29,     uring                          December 28,
                                 2000        Charge       Cash    Non-Cash       2001
                             ------------   ---------    ------   --------   ------------
Facility closures               $ 153        $ 7,226     $1,465   $ 2,765       $3,149
Employee termination costs        255          8,687      6,659        --        2,283
                                -----        -------     ------   -------       ------
                                $ 408        $15,913     $8,124   $ 2,765       $5,432
                                =====        =======     ======   =======       ======

The charge for facility closures is primarily write-downs of equipment, property and other fixed assets to be disposed of or abandoned at locations that have been closed to estimated fair value considering the asset condition, current market factors and third party offers. The remaining accrued liability represents Artesyn's estimate of the future lease commitments and buyout options after considering sublease opportunities for the exit of certain of the Company's leased facilities in Broomfield, Colorado; Huntington Beach, California; Fremont, California; Framingham, Massachusetts; Boca Raton, Florida; Etten-Leur, The Netherlands; Edinburgh, Scotland; and Madison, Wisconsin. The lease liability is estimated based on contract provisions and historical and current market rates. This estimate can be materially affected by changes in market conditions. Artesyn anticipates that the closure of facilities and disposal of assets will be completed during 2002. Lease payments for the closed facilities extend into 2006. Although Artesyn is aggressively marketing these locations for subleases on acceptable terms, the ultimate time required to obtain acceptable subleases may extend beyond Artesyn's estimates.

The restructuring plan includes the termination and payment of related severance benefits for approximately 1,100 employees (600 direct labor, 300 indirect labor and 200 administrative), of which approximately 1,000 have been terminated as of December 28, 2001. The remaining terminations and associated payments are based on Artesyn's policies, commitments and statutory requirements and are expected to be made during 2002.

As part of ongoing restructuring efforts, Artesyn expects to record additional restructuring charges of approximately $1.0 million during 2002 for expected total charges for the restructuring plan to be approximately $17.0 million.

6.  Business Combinations

Effective March 27, 2000, Artesyn acquired 100% of the capital stock of Spider Software Ltd. ("Spider"). Spider supplies embedded telecommunications and protocol software to the communications marketplace within Artesyn's Communications Products segment. The purchase price included approximately $33 million of fixed cash payments, of which $28 million was paid in the first quarter of 2000 and the remaining $5 million, which is included in long-term and accrued liabilities in the accompanying consolidated statements of financial condition, will be paid in equal installments in March 2002 and March 2003. Up to an additional $10 million of contingent consideration could be earned based on Spider's ability to achieve certain earnings targets through March 2003. For the earn out period ending March 30, 2001, an additional $1.2 million in purchase price was recorded based on Spider's results. Approximately $0.7 million of the earn out was paid during 2001, with the remaining $0.5 million to be paid in the third quarter of 2002. Currently, as a result of the reduced level of business activity, the total contingent payment to be made is not expected to exceed $9.0 million over the three-year earn out period.

In connection with the acquisition, the allocation of purchase price was as follows ($ millions):

Fair value of tangible assets acquired                                  $ 2.7
Liabilities assumed                                                      (2.2)
Goodwill                                                                 35.0
                                                                        -----
Amount paid / accrued for Spider's common stock                         $35.5

Effective August 4, 2000, Artesyn acquired 100% of the capital stock of AzCore Technologies, Inc. ("AzCore"). The purchase price consisted of a $5.8 million cash payment, net of cash acquired, made in the third quarter of 2000 and additional contingent payments of up to $8.0 million if AzCore's products meet certain milestones. A payment of $0.7 million was made to AzCore in December 2000. Additional payments were made during 2001 to the former owners of AzCore for approximately $3.3 million related to the contingent payments. The remaining contingent payments are expected to be made in 2002. AzCore has certain products and technology that Artesyn believes compliment and enhance its current product offerings and provide significant long-term growth opportunities.

In connection with the acquisition, the allocation of purchase price was as follows ($ millions):

Fair value of tangible assets acquired                                   $0.1
Liabilities assumed                                                        --
Goodwill                                                                  9.7
                                                                         -----
Cash paid for AzCore's common stock                                      $9.8

Real-Time Digital, Inc. ("RTD") was acquired in January 2001 for approximately $3.3 million, net of cash acquired, for fixed cash payments and up to $7.0 million in contingent consideration based on certain milestones. Artesyn made the initial earn-out payment of approximately $3.0 million to the former owners of RTD in the fourth quarter of 2001. The remaining contingent consideration is expected to be paid in 2002. RTD designs systems to be used in the Voice Over IP internet market within Artesyn's Communications Products segment.

In connection with the acquisition, the allocation of purchase price was as follows ($ millions):

Fair value of tangible assets acquired                               $ 0.2
Liabilities assumed                                                   (0.1)
Goodwill                                                               6.2
                                                                     -----
Cash paid for RTD's common stock                                     $ 6.3

All acquisitions were accounted for under the purchase method of accounting. Accordingly, goodwill of approximately $35.0 million related to Spider, $9.7 million related to AzCore and $6.2 million related to RTD was recorded, representing the excess of the purchase price over the estimated fair value of the net assets acquired and transaction costs. Through December 28, 2001, the goodwill related to the Spider, AzCore and RTD transactions was being amortized on a straight-line basis over a period of six, twenty and ten years, respectively. The results of operations of the companies have been included in Artesyn's consolidated financial statements from the date of acquisition. The following unaudited pro forma information combines the consolidated results of operations of Artesyn, Spider, AzCore and RTD as if the acquisitions had occurred at the beginning of the following periods.

                                                   Fiscal Year Ended
                                      ------------------------------------------
                                      December 28,   December 29,   December 31,
                                          2001           2000           1999
                                      ------------------------------------------
Sales                                   $493,990       $692,231       $598,758
Net income (loss)                        (31,795)        40,317         35,087
Earnings (loss) per share - Basic       $  (0.83)      $   1.07       $   0.94
Earnings (loss) per share - Diluted     $  (0.83)      $   1.02       $   0.90

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


7.   Long-Term Debt and Capital Leases

     Long-term debt and capital lease obligations consist of the following ($000s):

                                                     December 28,   December 29,
                                                        2001           2000
--------------------------------------------------------------------------------
Revolving debt facility (b)
  Euro denominated borrowings                          $ 23,383       $24,816
  U.S. dollar denominated borrowings                     77,000        48,000

Capital lease obligations (a)                               108         1,753

Other                                                       115           244
                                                       ----------------------
                                                        100,606        74,813
Less current maturities                                     207         1,512
                                                       ----------------------

Long-term debt and capital leases                      $100,399       $73,301
                                                       ======================

     a) Items under capital leases include certain equipment, furniture and leasehold improvements.

     b) Effective January 23, 2001, Artesyn entered into a credit agreement with a syndicate of banks which provided a three-year, multi-currency $275 million credit facility. As of December 28, 2001, Artesyn was not in compliance with the restrictive covenants contained in the credit facility. Effective January 15, 2002, Artesyn and its syndicate of banks signed an amendment to the credit facility that waived the compliance requirement for December 28, 2001 and changed the restrictive covenants to take into account current business conditions. The amended credit agreement, which is to expire March 31, 2004, provides for various interest rate options on the facility initially based on LIBOR plus 2.5% and a fee of 0.5% on the unused balance, and a 0.25% utilization fee when the line is more than 50% drawn. The credit agreement, which is secured by certain assets, contains restrictive covenants that, among other things, require Artesyn to maintain a certain minimum liquidity, and limits the purchase, transfer and distribution of certain assets. The aggregate loan commitment of the credit facility is $85 million. Artesyn is currently in compliance with all financial related covenants to the revolving debt facility.

Future obligations related to the maturities of long-term debt and capital leases and other are as follows ($000s):

                                                    Revolving     Capital Leases
Fiscal Year                                       Debt Facility     and Other
--------------------------------------------------------------------------------
2002                                                $     --           $207
2003                                                      --             12
2004                                                 100,383              4
----                                                -----------------------
                                                    $100,383           $223
                                                    =======================

8.   Income Taxes

The components of the provision (benefit) for income taxes consist of the following ($000s):

                                              2001        2000         1999
--------------------------------------------------------------------------------
Currently payable:
     Federal                                 $ 2,804    $ 13,023    $ 14,168
     State                                       281       3,425       3,102
     Foreign                                  (1,495)      4,905       4,918
                                             -----------------------------------
Total current                                  1,590      21,353      22,188
                                             -----------------------------------

Deferred provision (benefit):
     Federal                                    (553)     (1,524)     (2,193)
     State                                       (61)         24        (313)
     Foreign                                  (8,500)        777         166
                                             -----------------------------------
Total deferred                                (9,114)       (723)     (2,340)
                                             -----------------------------------
Total provision (benefit) for income taxes   $(7,524)   $ 20,630    $ 19,848
                                             ===================================

The exercise of nonqualified stock options resulted in state and federal income tax benefits to Artesyn related to the difference between the fair market price of the stock at the date of exercise and the exercise price. In fiscal years 2001, 2000 and 1999, the provision (benefit) for income taxes excludes current tax benefits of $0.2 million, $9.0 million and $3.4 million, respectively, related to the exercise of stock options credited directly to additional paid-in capital.

Income taxes have not been provided on the undistributed net earnings of Artesyn's foreign subsidiaries, which approximated $103.0 million as of December 28, 2001, as Artesyn does not intend to repatriate such earnings.

The components of Artesyn's income (loss) before provision (benefit) for income taxes consist of the following ($000s):

                                                         2001        2000     1999
------------------------------------------------------------------------------------
U.S. (including gain on sale of Artesyn Solutions)     $ (6,224)   $33,805   $35,373
Foreign                                                 (33,063)    30,078    27,837
                                                       -----------------------------
Total income (loss) before  provision  (benefit) for
     income taxes                                      $(39,287)   $63,883   $63,210
                                                       =============================

Artesyn's effective tax rate differs from the U.S. statutory federal income tax rate due to the following:

                                                     2001       2000       1999
--------------------------------------------------------------------------------
U.S. federal statutory tax rate                      35.0%      35.0%      35.0%
Foreign tax effects                                 (15.4)      (7.6)      (7.0)
Permanent items -non-deductible                       1.9        0.4        0.6
Change in the valuation allowance                     --          --       (1.3)
State income tax effect, net of federal
benefit                                              (0.4)       4.5        3.3
Other                                                (1.9)        --        0.8
                                                    ----------------------------
Effective income tax rate                            19.2%      32.3%      31.4%
                                                    ============================
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Artesyn's deferred tax assets and deferred tax liabilities as of December 28, 2001 and December 29, 2000 are as follows ($000s):

                                                         2001            2000
--------------------------------------------------------------------------------
Current Deferred Tax Assets
     Inventory reserves                                $  4,981        $  5,282
     Other accrued liabilities                            6,113           5,962
     Allowance for doubtful accounts                        953           1,308
     Net operating loss carryforwards                       351              --
                                                       -------------------------
                                                       $ 12,398        $ 12,552
                                                       =========================
Long-Term Deferred Tax Assets
     Lease liabilities                                 $  1,707        $  1,033
     Other accrued liabilities                              466             553
     Net operating loss carryforwards                    10,840           2,342
     Valuation allowance                                 (2,910)         (2,342)
                                                       -------------------------
                                                       $ 10,103        $  1,586
                                                       =========================

Long-Term Deferred Tax Liabilities
     Property, plant and equipment                     $  5,399        $  6,830
     Goodwill                                               672             604
     Other                                                  679              --
                                                       -------------------------
                                                       $  6,750        $  7,434
                                                       =========================

The valuation allowance as of December 28, 2001 and December 29, 2000 is associated with pre-acquisition net operating loss carryforwards related to Spider and operating losses at other subsidiaries. Management believes that it is not "more likely than not" that it will realize these deferred tax assets based on historical tax positions and expectations about future taxable income.

Approximately $1.6 million of Artesyn's tax-effected net operating loss carryforwards expire through fiscal 2020. Certain other foreign tax-effected net operating loss carryforwards totaling approximately $6.7 million have an indefinite life. Approximately $2.9 million of Artesyn's tax-effected net operating loss carryforwards are offset by a valuation allowance.


9.   Earnings (Loss) Per Share

The following data show the amounts used in computing earnings (loss) per share and the effects on income (loss) and the weighted-average number of shares of potentially dilutive common stock. The reconciliation of the numerator and denominator of the EPS calculation is presented below ($000s except per share data):

                                               2001         2000          1999
-------------------------------------------------------------------------------
Basic EPS
   Net income (loss)                         $(31,763)     $43,253      $43,362
                                             ----------------------------------
   Weighted average shares                     38,229       37,666       37,272
                                             ----------------------------------
   Per share - basic                         $  (0.83)     $  1.15      $  1.16
                                             ==================================
Diluted EPS
   Net income (loss)                         $(31,763)     $43,253      $43,362
                                             ----------------------------------
   Weighted average shares                     38,229       37,666       37,272
   Effect of dilutive items:
     Stock options                                 --        1,805        1,727
                                             ----------------------------------
                                               38,229       39,471       38,999
                                             ----------------------------------
   Per share - diluted                       $  (0.83)     $  1.10      $  1.11
                                             ==================================
Antidilutive weighted options                   7,161          211          731
                                             ==================================

The above antidilutive weighted options to purchase shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive for the respective periods due to the 2001 net loss and the relative price of Artesyn's stock in relation to the exercise price of the options.

10.  Commitments and Contingencies

Legal Proceedings

On February 8, 2001, VLT, Inc. and Vicor Corporation filed a suit against Artesyn in the United States District Court of Massachusetts alleging that Artesyn has infringed and is infringing on U.S. Reissue Patent No. 36,098 entitled "Optimal Resetting of The Transformer's Core in Single Ended Forward Converters." VLT and Vicor have alleged that they are, respectively, the owner and licensee of such patent and that Artesyn has manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. The suit requests that we pay damage, including royalties, lost profits, interest, attorney's fees and increased damages under 35 U.S.C. (S)
284. Artesyn has challenged the validity of the patent and has denied the claims of the infringement. The parties are currently in litigation discovery and no trial date has yet been set. Although Artesyn believes it has a strong defense to the claims asserted by VLT and Vicor, if Artesyn is found liable to pay all of the damages requested by VLT and Vicor such a payment could have a material adverse effect on Artesyn's business, operating result and financial condition.

The patent applies to sales of products that included the technology in question from the middle of 1996 through early 2002. The plaintiffs are requesting a royalty to be paid relating to the sales in question. Artesyn continues to assert that the patent was not valid and that the technology included in the products sold did not infringe on the patent. The process has not progressed to the point where any determination of the outcome can be reasonably estimated.

The claims against us relating to the patent in dispute involve compensation for sales booked prior to the expiration of the patent, which occurred in early February 2002, Management believes no future sales related to this patent or similar technology are at risk.

Artesyn is a party to various other legal proceedings, which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, Artesyn believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on Artesyn's consolidated results of operations, cash flows or financial position.

Purchase Commitments

Artesyn has long-term relationships pertaining to the purchase of certain raw materials with various suppliers as of December 28, 2001. These purchase commitments are not expected to exceed Artesyn's usage requirements.

Lease Obligations

Artesyn is obligated under non-cancelable operating leases for facilities and equipment that expire at various dates through 2006 and thereafter and contain renewal options. Future minimum annual rental obligations and non-cancelable sublease income as of December 28, 2001 are as follows ($000s):
                                                      Operating         Sublease
     Fiscal Year                                        Leases           Income
--------------------------------------------------------------------------------
2002                                                  $  9,918          $ 2,562
2003                                                     7,690              427
2004                                                     5,770               --
2005                                                     3,446               --
2006 and thereafter                                        440               --
                                                      -------------------------
                                                      $ 27,264          $ 2,989
                                                      =========================

Rental expense under operating leases amounted to $9.6 million, $10.1 million and $8.9 million in fiscal years 2001, 2000 and 1999, respectively. Sublease income was $2.6 million, $2.3 million and $2.2 million for fiscal years 2001, 2000 and 1999, respectively.

A lease liability has been recorded for a leased manufacturing facility no longer deployed in Artesyn's operations. Although the facility is being subleased, the future lease obligations exceed future sublease income. The aggregate minimum annual rental obligations and sublease income under this lease have been included in the lease commitments table presented above. The lease liability is estimated based on contract provisions and historical and current market rates. This estimate can be materially affected by changes in market conditions. This lease liability is included in Other Long-Term Liabilities in the Consolidated Statements of Financial Condition and amounted to $4.4 million as of December 28, 2001.

11.  Stock Repurchases

On July 22, 1998, Artesyn's Board of Directors authorized a share repurchase program to purchase up to 4.0 million shares of Artesyn's common stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. During fiscal years 2001, 2000 and 1999, Artesyn repurchased and retired 189,000, 476,500 and 1,860,700 shares, respectively, of its common stock for a total of approximately $2.3 million, $9.2 million and $31.9 million, respectively. All of such repurchases were funded with cash. The excess of the cost of shares repurchased over par value was allocated to additional paid-in capital based on the pro rata share amount of additional paid-in capital for all shares with the difference charged to retained earnings. The authorization for the share repurchase program expired in the third quarter of 2001.

12.  Stock-Based Compensation Plans

Employee Stock Options Plans

During 2000, Artesyn established the 2000 Performance Equity Plan ("PEP") under which it reserved 4,400,000 shares of common stock for granting of either incentive or nonqualified stock options to key employees and officers. This replaced the 1990 Performance Equity Plan, which expired in 2000. Under the current plan, both incentive and nonqualified stock options have been granted at prices not less than the fair market value on the date of each grant as determined by the Compensation Committee of Artesyn's Board of Directors. The maximum term of the options is 10 years, although some options have been granted with a five-year term. Beginning with grants made in 1995, the majority of the options granted become exercisable after the price of Artesyn's common stock achieves certain levels for specified periods of time or upon the passage of a certain number of years from the date of grant. For grants made prior to 1995, options vest at the rate of 25% per year beginning one year from the date of grant. As of December 28, 2001, 793,450 stock options were reserved for future grants.

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

Outside Directors Stock Options Plans

Artesyn established an Outside Directors Stock Option Plan in 1986, which was replaced by an updated plan in 1990. Under the current provisions of the plan, 1,000,000 shares of common stock are reserved for granting of nonqualified stock options to directors of Artesyn who are not employees of Artesyn at exercise prices not less than the fair market value on the date of each grant. Upon initial election or appointment to the Board of Directors and each year thereafter, outside directors shall receive an option to purchase 10,000 shares of common stock provided that they own a given number of shares of common stock of Artesyn based on a formula set forth in the plan. The options granted under both Outside Directors plans fully vest on the one year anniversary of the date of grant. As of December 28, 2001, 240,000 stock options were reserved for future grants.

Artesyn applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations with supplemental disclosures in accounting for stock-based compensation. In accordance with APB No. 25, as the exercise price of Artesyn's stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized for its fixed stock option plans. Pro forma information regarding net income (loss) and earnings
(loss) per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation" and has been determined as if Artesyn had accounted for its employee and outside directors stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                    2001           2000           1999
----------------------------------------------------------------------------
Risk-free interest rate                   4.5%           6.4%           5.5%
Dividend yield                             --             --             --
Expected volatility                        94%            96%            67%
Expected life                       3.9 years      4.5 years      2.9 years

Artesyn's pro forma information follows ($000s except per share data):

                              2001      2000      1999
--------------------------------------------------------
Net Income
(Loss)
              As reported   $(31,763)  $43,253   $43,362
                            ============================
              Pro forma     $(43,511)  $31,223   $36,680
                            ============================

EPS-Basic     As reported   $  (0.83)  $  1.15   $  1.16
                            ============================
              Pro forma     $  (1.14)  $  0.83   $  0.98
                            ============================

EPS-Diluted   As reported   $  (0.83)  $  1.10   $  1.11
                            ============================
              Pro forma     $  (1.14)  $  0.80   $  0.95
                            ============================

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future results. The following table summarizes activity under all plans for the years ended 2001, 2000 and 1999:

                                          2001                      2000                      1999
----------------------------------------------------------------------------------------------------------
                                             Weighted-                 Weighted-                 Weighted-
                                             Average                   Average                   Average
                                             Exercise                  Exercise                  Exercise
                                  Options     Price        Options       Price       Options     Price
                                 -------------------------------------------------------------------------
Options outstanding,
 beginning of year               5,378,978    $18.14       5,531,633    $14.30       6,386,197    $12.01
Options granted                  2,813,850      8.58       1,855,500     24.03         909,055     22.99
Options exercised                 (159,763)     5.54      (1,631,877)    11.78      (1,105,082)     9.03
Options canceled                  (872,310)    18.59        (376,278)    18.65        (658,537)    13.46
                                 -----------------------------------------------------------------------
Options  outstanding,  end of
 year                            7,160,755    $14.62       5,378,978    $18.14       5,531,633    $14.30
                                 =========               ===========               ===========
Options  exercisable,  end of
 year                            3,274,021    $16.04       2,570,206    $14.55       2,858,549    $12.03
                                 =========               ===========               ===========
Weighted-average  fair  value
 of    options    granted
 during the year                 $    5.74               $     16.65               $     10.96
                                 =========               ===========               ===========

The following table summarizes information about stock options outstanding at December 28, 2001:

                                 Options Outstanding       Options Exercisable
---------------------------------------------------------------------------------
                                 Weighted-
                                  Average
                                 Remaining    Weighted-                 Weighted-
  Range of          Number      Contractual    Average      Number      Average
  Exercise       Outstanding       Life        Exercise   Exercisable   Exercise
   Prices         at 12/28/01    (Years)        Price     at 12/28/01    Price
-------------------------------------------------------   -----------------------
$ 2.38 -$ 2.69      301,250        2.35        $  2.63       301,250    $  2.63
  2.75 -  5.37    1,175,185        4.41           5.22       130,685       4.00
  5.44 -  7.42      143,750        4.21           7.06        25,500       7.36
  7.61 -  9.19    1,100,946        4.09           9.18        48,846       9.02
  9.30 - 14.94      761,478        2.35          11.36       543,537      11.40
 15.13 - 16.00      753,693        3.66          15.94       625,193      15.97
 16.44 - 19.83      855,455        4.27          17.93       701,120      18.02
 19.88 - 22.88      358,050        4.82          21.22       222,500      21.12
    23.56           784,450        3.37          23.56            --         --
 23.81 - 43.13      926,498        3.45          26.51       675,390      25.27
                 --------------------------------------   ---------------------

$ 2.38 -$43.13    7,160,755        3.74        $ 14.62     3,274,021    $ 16.04
                  =========                                =========

Employee Stock Purchase Plans

In May 1996, Artesyn's Board of Directors established an employee stock purchase plan that allows substantially all employees to purchase shares of Artesyn's common stock. Under the terms of the plan, eligible employees may purchase shares of common stock through the accumulation of payroll deductions of at least 2% and up to 10% of their base salary. The purchase price is an amount equal to 85% of the market price determined on the tenth trading day following each three-month offering period. Artesyn's policy is to purchase these shares on the open market rather than issue them from treasury; therefore, the 15% employee discount is currently being recognized as compensation expense. Such amounts were not significant in fiscal years 2001, 2000 and 1999. Employees purchased 87,093, 16,926 and 40,792 shares in fiscal years 2001, 2000 and 1999, respectively.

13.  Employee Benefit Plans

Artesyn provides retirement benefits to its employees through the Artesyn Technologies, Inc. Employees' Thrift and Savings Plan (the "Plan"). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees. The Plan permits substantially all United States employees to contribute up to 20% of their base compensation (as defined) to the Plan, limited to a maximum amount as set by the Internal Revenue Service. Artesyn may, at the discretion of the Board of Directors, make a matching contribution to the Plan. Costs charged to operations for matching contributions were approximately $1.0 million, $1.3 million and $1.5 million, respectively, for fiscal years 2001, 2000 and 1999.

Substantially all employees of Artesyn's Austrian subsidiary are entitled to benefit payments upon termination. The benefit payments are based primarily on the employees' salaries and the number of years of service. At December 28, 2001 and December 29, 2000, Artesyn had recorded a liability of $1.4 million and $1.4 million, respectively, related to this plan. Artesyn recorded $0.1 million, $0.1 million and $0.4 million in severance expense during fiscal years 2001, 2000 and 1999, respectively.

14.  Derivative Financial Instruments

From time to time, Artesyn enters into foreign currency forward contracts and interest rate swap agreements to manage the risks associated with foreign currency-denominated transactions and variable rate debt. Contracts are denominated in the same currency in which the projected foreign cash flows are expected to occur or the underlying debt is held. These contracts generally have maturities of less than one year. No foreign currency forward contracts were outstanding at December 28, 2001.

As of December 28, 2001, Artesyn is a party to two interest rate swap agreements with a bank that swap its floating rate interest obligations on the aggregate
23.4 million Euro notional principal loan amount for a fixed rate payment obligation at 4.83% per annum through March 2004. These swaps are designated as and meet the criteria as effective cash flow hedges. Accordingly, changes in the fair value for the effective portion of the derivatives are recorded in Accumulated Other Comprehensive Loss in the accompanying consolidated statements of financial condition and reclassified into earnings as the underlying hedged item affects earnings. The ineffective portion of the derivative is recognized in earnings currently. As of December 28, 2001, the fair value of Artesyn's interest rate swaps was approximately $0.2 million and is included in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Statement of Financial Condition.

15.  Business Segments and Geographic Information

As a result of restructuring activities and other strategic events during 2001, Artesyn changed the way each of its businesses is analyzed and evaluated by the chief operating decision makers. Artesyn is now organized in two industry segments, Power Conversion and Communications Products. Power Conversion is engaged in the business of designing and manufacturing power supplies and power conversions products for the communications, wireless, transmission and computing markets. Those same markets are serviced by the Communications Products segment, which provides WAN interfaces, CPU boards, DSP solutions and protocol stacks. Artesyn sells products directly to Original Equipment Manufacturers and also to a network of industrial and retail distributors throughout the world. Artesyn's principal markets are in the United States, Europe and Asia-Pacific, with the United States and Europe being the largest based on sales. Sales are in U.S. dollars and certain European currencies. "Other" below represents the results of Artesyn Solutions Inc. which was sold during 2001.

The table below presents information about reported segments ($000s):

                                       2001        2000       1999
--------------------------------------------------------------------
Sales
     Power Conversion                $ 392,357   $567,241   $516,665
     Communications Products            55,805     75,767     39,019
     Other                              45,806     47,075     38,471
                                     ---------   --------   --------
          Total                      $ 493,968   $690,083   $594,155
                                     =========   ========   ========

Operating Income (Loss)
     Power Conversion                $ (60,938)  $ 48,011   $ 52,247
     Communications Products            (4,904)    15,528      9,511
     Other                               2,589      3,600      3,103
     Gain  on   sale  of   Artesyn
       Solutions Inc.                   31,308         --         --
                                     ---------   --------   --------
          Total                      $ (31,945)  $ 67,139   $ 64,861
                                     =========   ========   ========

Year-End Assets
     Power Conversion                $ 332,437   $399,203   $308,067
     Communications Products            62,698     76,842     30,608
     Other                                  --      8,987      9,739
     Corporate                          31,348     12,783     10,636
                                     ---------   --------   --------
          Total                      $ 426,483   $497,815   $359,050
                                     =========   ========   ========

Capital Expenditures
     Power Conversion                $  25,949   $ 35,546   $ 29,751
     Communications Products             2,252      2,733      3,008
     Other                                 562        977        600
                                     ---------   --------   --------
          Total                      $  28,763   $ 39,256   $ 33,359
                                     =========   ========   ========

Depreciation and Amortization
     Power Conversion                $  24,171   $ 18,983   $ 16,128
     Communications Products             8,242      6,080      1,558
     Other                               1,330      1,885      2,091
     Corporate                             680        247        332
                                     ---------   --------   --------
          Total                      $  34,423   $ 27,195   $ 20,109
                                     =========   ========   ========

Information about Artesyn's operations in different geographical regions is shown below. Sales are attributed to geographical areas based on selling location. Long-lived assets consist of property, plant and equipment, net, at year-end ($000s):

                                              2001          2000          1999
--------------------------------------------------------------------------------
Sales
United States                               $334,430      $499,836      $408,717
Austria                                       73,408        88,872        96,583
Ireland                                       46,543        54,451        42,536
Hong Kong                                     30,972        34,179        33,389
Other foreign countries                        8,615        12,745        12,930
                                            ------------------------------------
     Total sales                            $493,968      $690,083      $594,155
                                            ====================================

Year-End Assets
United States                               $ 27,449      $ 46,025      $ 39,688
Austria                                       10,125         7,917         9,431
Ireland                                        6,848         5,903         5,842
Hong Kong                                     45,575        37,219        30,799
Other foreign countries                       13,294         7,995         2,708
                                            ------------------------------------
     Total long-lived assets                $103,291      $105,059      $ 88,468
                                            ====================================

16.  Selected Consolidated Quarterly Data (Unaudited)

Data in the table below is presented on a 13-week period ($000s except per share data):

                                First      Second     Third      Fourth
                               Quarter    Quarter    Quarter    Quarter
------------------------------------------------------------------------
Fiscal 2001
Sales                          $150,274   $127,716   $108,572   $107,406
Gross profit                     24,763      9,477      6,303     15,725
Net income (loss)                (4,738)   (21,904)   (16,578)    11,457
     Per share - basic            (0.12)     (0.57)     (0.43)      0.30
               - diluted          (0.12)     (0.57)     (0.43)      0.30

Stock price per common share
     High                         25.87      18.18      13.24       9.99
     Low                           8.75      10.61       4.65       4.75

Fiscal 2000
Sales                          $159,619   $164,322   $182,493   $183,649
Gross profit                     41,055     45,160     50,272     44,498
Net income                       10,610     10,581     13,106      8,956
     Per share - basic             0.29       0.28       0.35       0.23
               - diluted           0.28       0.27       0.33       0.22

The sum of the quarterly earnings (loss) per share amounts differs from those reflected in Artesyn's Consolidated Statements of Operations due to the weighting of common and common equivalent shares outstanding during each of the respective periods. The fourth quarter of 2001 includes a $31.3 million pre-tax gain on the sale of Artesyn Solutions (See Note 18).

17.  Supplemental Cash Flow Disclosures

                                                                               2001      2000     1999
---------------------------------------------------------------------------------------------------------
Cash paid during the year for:
     Interest                                                                 $ 7,029   $ 5,223   $ 2,926
                                                                              ===========================
     Income taxes                                                             $   192   $10,919   $10,045
                                                                              ===========================

Noncash investing and financing activities:

      Property and equipment acquired under capital lease obligations         $    11   $   375   $    75
                                                                              ===========================

  Information with regard to Artesyn's acquisitions which are accounted for under the purchase method of accounting is as follows:
      Fair value of non-cash assets acquired, net of liabilities              $   106   $   641   $    --
      Goodwill                                                                 10,243    40,079        --
      Deferred acquisition payments                                                --    (6,271)       --
                                                                              ---------------------------
      Cost, net of cash acquired                                              $10,349   $34,449   $    --
                                                                              ===========================

18.  Sale of Artesyn Solutions Inc.

During the fourth quarter of 2001, Artesyn sold its component repair and logistics business, Artesyn Solutions Inc., to Solectron Global Services Inc., a subsidiary of Solectron Corporation. The purchase price for the sale was approximately $33.5 million, which is reflected as cash flows from investing activities on the consolidated statements of cash flows. A substantial portion of the proceeds from the sale was used to reduce the outstanding balance on the senior revolving credit facility. Included as a reduction of Operating Expenses in fiscal 2001 is the pre-tax gain on the sale of the subsidiary of $31.3 million.

19.  Subsequent Event

On January 15, 2002, Artesyn received an equity investment by Finestar International Limited, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component, and video display manufacturer and one of Artesyn's competitors. The transaction, for which the net proceeds were approximately $49.5 million, included the issuance of a five-year convertible note which carries a 3% interest rate and an $11.00 conversion price. The agreement also contains certain registration rights and warrants to purchase an additional 1.55 million shares of Artesyn's common stock at $11.50 per share. Approximately $24 million of the net proceeds were used to reduce the outstanding balance on Artesyn's senior revolving debt, with the remaining funds to be used for general corporate purposes. Both parties have the right to redeem the note after three years.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

None.

PART III

ITEM 10. Directors and Executive Officers
         --------------------------------

Executive Officers

     The following table sets forth the executive officers and key employees of our company and their positions with us.

--------------------------------------------------------------------------------------------------
        Name                Age            Position(s) with our company
--------------------------------------------------------------------------------------------------
Robert J. Aebli             66          President - Communication Products
--------------------------------------------------------------------------------------------------
Kenneth E. Blake            47          President - Marketing and Development
--------------------------------------------------------------------------------------------------
Ewald Braith                38          President - Communications Infrastructure Group
--------------------------------------------------------------------------------------------------
D. Harvey Dewan             62          President - Global Marketing
--------------------------------------------------------------------------------------------------
Richard F. Gerrity          46          Corporate Treasurer
--------------------------------------------------------------------------------------------------
Joseph M. O'Donnell         55          Co-Chairman of the Board of Directors; President and Chief
                                        Executive Officer
--------------------------------------------------------------------------------------------------
Richard J. Thompson         52          Vice President - Finance; Chief Financial Officer and
                                        Secretary
--------------------------------------------------------------------------------------------------
Norman C. Wussow            56          President - Enterprise Computing Group
--------------------------------------------------------------------------------------------------

Robert J. Aebli has been President of Communications Products since November
1993.

Kenneth E. Blake has been President-Marketing and Development since August 2000. Previously Mr. Blake was Vice President-Sales and Marketing for Arcom, Inc., a provider of design and installation services for network systems from February 1999 through August 2000. For more than five years prior to February 1999, Mr. Blake was Vice President-Sales of our company.

Ewald Braith was appointed President - Communications Infrastructure Group in January 2002. From January 2000 through December 2001, Mr. Braith served as Vice-President - Engineering for the Global Wireless and Communications Infrastructure divisions. Mr. Braith joined Zytec in 1991 and held various engineering positions, most recently Engineering Manager of Zytec Hungary, until December 1997.

D. Harvey Dewan was appointed President of Global Manufacturing in January 2000. From December 1997 to December 1999, Mr. Dewan served as President of our North American and Asian Manufacturing divisions. From February to December 1997, Mr. Dewan was Vice President of Operations for Communications Products.

Richard F. Gerrity was appointed Corporate Treasurer in July 2000. From April 1996 to July 2000, Mr. Gerrity served as Director of Treasury at Hadco Corporation, a manufacturer of electronic components for the technology industry.

Joseph M. O'Donnell was appointed Chairman of the Board of Directors in February 1997 and as Co-Chairman of the Board following the Zytec merger. Mr. O'Donnell has served as President and Chief Executive Officer since July 1994.

Richard J. Thompson has served as Vice President - Finance, Chief Financial Officer, and Secretary since June 1990.

Norman C. Wussow was appointed to the position of President - Enterprise Computing Group in June 2001. From June 1999 through June 2001, Mr. Wussow served as President of our North America-Commercial division. From January 1998 through June 1999, Mr. Wussow served as Vice President - Custom Engineering of North America's Commercial division. Mr. Wussow joined Zytec in 1993 and held various engineering positions, most recently Vice President - Engineering until December 1997, when we merged with Zytec.

The Board of Directors

The Board of Directors consists of eleven members. Each of the present directors was elected at the annual meeting of shareholders of our Company held in May 2001, each to serve until the next annual meeting of shareholders or until his respective successor is duly elected. Set forth below is certain information with respect to each director of our Company (based solely upon information furnished by such persons):

                        Age     Year of First             Principal Occupations
                       (as of   Election as a            during Past Five Years;
Name                   3/1/02)     Director                  Other Directorships
----                   ------   -------------           ------------------------
Edward S. Croft, III     59         1980        Since  August 1996, Managing Director of
(1)(3)                                          Croft & Bender LLC, a private investment
                                                banking firm; from April 1996 to August
                                                1996, President of Croft & Co., a financial
                                                advisory firm; for more than five years
                                                prior to April 1996, Managing Director of
                                                The Robinson-Humphrey Company, Inc., an
                                                investment banking firm.

Dr. Fred C. Lee          55         1997        From  February 1986 to December 1997,  a
(1)(3)                                          director of Zytec;  since 1977, Professor
                                                at Virginia Polytechnic Institute and State
                                                University ("VPI") and director of the
                                                Virginia Power Electronics Center at VPI.

Lawrence J. Matthews     73         1997        For more than the past  five  years,
(1)(3)                                          retired executive. From January 1999 to
                                                June 2000, Acting President and Chief
                                                Executive Officer of Veritec, Inc., a
                                                seller of microprocessor-based encoding
                                                and decoding systems products. In October
                                                1995, an involuntary Chapter 7 petition
                                                under the United States Bankruptcy Code,
                                                was filed against Veritec, Inc. This filing
                                                was subsequently converted to a Chapter 11
                                                petition. Veritec emerged from bankruptcy
                                                in October 1999.  Currently a director of
                                                Veritec, Inc.

                         Age     Year of First            Principal Occupations
                        (as of   Election as a          during Past Five Years;
Name                    3/1/02)     Director                Other Directorships
----                    ------   -------------          ------------------------
Joseph M. O'Donnell       55         1994        Co-Chairman of the Board of Directors of
                                                 our Company since December 1997;

(4)                                              from February 1997 to December 1997, Chairman
                                                 and since July 1994, Chief Executive Officer
                                                 and President of our Company.

Stephen A. Ollendorff     63         1984        Practicing attorney for more than the
(3)(4)                                           past five years; since February 1999 Of
                                                 Counsel to Kirkpatrick & Lockhart LLP; from
                                                 December 1990 to January 1999, Of Counsel to
                                                 Hertzog, Calamari & Gleason; from 1983 to
                                                 present, Vice President, then President,
                                                 then Chairman and Chief Executive Officer
                                                 and director of Acorn Holding Corp., a
                                                 manufacturer of microcrystalline silicon
                                                 wafers.

Phillip A. O'Reilly       75         1988        For more than the past five years,
(1)(2)                                           retired executive.

Bert Sager                76         1968        Practicing attorney for more than the
(2)(3)                                           past five years; director of Acorn
                                                 Holding Corp., a  manufacturer of
                                                 microcrystalline silicon wafers.

A. Eugene Sapp, Jr.       65         1997        Since December 2001,  Co-Chairman and a
                                                 director of Sanmina-SCI Corporation (the
                                                 surviving corporation of the merger of
                                                 SCI Systems, Inc. with a wholly-owned
                                                 subsidiary of Sanmina Corporation); from
                                                 1994 until 1999,  President and Chief
                                                 Operating Officer of SCI Systems, Inc.;
                                                 since July 2000, Chairman of the Board
                                                 and, since July 1999, Chief Executive
                                                 Officer of SCI, until the merger in
                                                 December 2001.

Ronald D. Schmidt         65         1997        Co-Chairman of the Board of Directors of
(1)(4)                                           our Company since December 1997; from
                                                 January 1984 to December 1997, an executive
                                                 officer (including Chairman of the Board
                                                 and Chief Executive Officer) and director
                                                 of Zytec.


                        Age     Year of First            Principal Occupations
                       (as of   lection as a           during Past Five Years;
Name                   3/1/02)     Director                 Other Directorships
----                   ------   -------------          -----------------------
Lewis Solomon            68         1995        Since October 1999, Chief Executive
(2)(3)(4)                                       Officer of Broadband Services, Inc.,
                                                which provides logistic and technical services
                                                to the cable television, DBS, fixed wireless
                                                and telecommunication industries; from August
                                                1990 to October 1999, Chairman of G&L of
                                                Syosset, Inc., a financial consulting firm;
                                                director of Anadigics, Inc., a manufacturer of
                                                gallium arsenide semiconductors; director of
                                                Terayon Communications, Inc., a manufacturer
                                                of cable and wireless modems; and director of
                                                Harmonic, Inc., a designer, manufacturer and
                                                marketer of digital and fiber optic systems.

John M. Steel            57         1997        Since July 2000, retired executive; from
                                                December 1997 until July 2000, Vice President
                                                of our Company; from January 1984 to December
                                                1997, executive officer and director of Zytec.

(1)  Member of the Audit Committee.
(2)  Member of the Compensation and Stock Option Committee.
(3)  Member of the Nominating Committee.
(4)  Member of the Executive Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors and executive officers and beneficial owners of greater than 10% of our common stock are required to file certain reports with the Securities and Exchange Commission in respect of their ownership of our company's securities. We believe that during fiscal year 2001, all required reports were filed on a timely basis.

ITEM 11. Executive Compensation
         ----------------------

Summary Compensation Table

         The following table sets forth information for the fiscal years ended December 28, 2001 ("fiscal year 2001"), December 29, 2000 ("fiscal year 2000"), and December 31, 1999 ("fiscal year 1999"), in respect of compensation earned by the Chief Executive Officer and by the other four most highly compensated executive officers (whose salary and bonus earned in fiscal year 2001 exceeded $100,000) of our company serving at the end of fiscal year 2001 (the "Named Executives").

--------------------------------------------------------------------------------------------------------------------
         Name                              Annual Compensation                          Long-Term Compensation
--------------------------------------------------------------------------------------------------------------------
                                                                Other Annual        Securities      All Other
 Name and Position(s)     Fiscal                   Bonus       Compensation        Underlying       Compensation ($)
                           Year      Salary ($)    ($)(1)         ($)(2)         Options(#)(3)
--------------------------------------------------------------------------------------------------------------------
Joseph M. O'Donnell       2001       $559,854           -0-             -0-         170,000            $32,600(4)
Co-Chairman, Chief        2000        516,910      $450,270             -0-         137,500             32,500(4)
Executive Officer and     1999        495,150       553,217             -0-          70,000             32,300(4)
President
--------------------------------------------------------------------------------------------------------------------
Richard J. Thompson       2001        292,191           -0-             -0-         105,000             14,946(5)
Vice President-           2000        269,794       101,113             -0-         127,500             14,639(5)
Finance,Chief             1999        247,188       197,245             -0-          45,000             14,358(5)
Financial Officer
and Secretary
--------------------------------------------------------------------------------------------------------------------
Robert J. Aebli           2001        227,146           -0-             -0-          35,000             22,685(6)
President-Communication   2000        216,000       247,428             -0-          15,000             21,754(6)
Products                  1999        188,023        97,544             -0-          15,429             18,085(6)
--------------------------------------------------------------------------------------------------------------------
Norman C. Wussow          2001        223,776           -0-             -0-          40,000             15,824(7)
President-Enterprise      2000        201,807        26,520             -0-          50,000             15,353(7)
Computing Group           1999        175,280        61,339             -0-          16,000             14,213(7)
--------------------------------------------------------------------------------------------------------------------
Kenneth E. Blake          2001        247,531           -0-             -0-          40,000              8,065(9)
President-Marketing       2000(8)      89,481        11,750             -0-          40,000              3,125(9)
and Development           1999            -0-           -0-             -0-             -0-                   -0-
--------------------------------------------------------------------------------------------------------------------

(1) Includes annual amounts awarded under our Executive Incentive Plan to Named Executives.

(2) Includes only those perquisites which are, in the aggregate, greater than or equal to the lesser of $50,000 or 10% of annual salary and bonus.

(3)  Represents options awarded under our various stock option plans.

(4) Includes insurance premiums paid by our company in the amounts of $20,000, $20,000 and $20,000 with respect to two life insurance policies for the benefit of Mr. O'Donnell, including a whole-life policy and a hybrid policy in fiscal years 2001, 2000 and 1999, respectively. Also includes $7,500, $7,500 and $7,500 in premiums paid by our company with respect to health insurance for the benefit of Mr. O'Donnell and contributions of $5,100, $5,000 and $4,800 to our company's 401(k) plan in fiscal years 2001, 2000 and 1999, respectively.

(5) Includes contributions in the amounts of $5,100, $5,000 and $4,800 by our company to its 401(k) plan for the benefit of Mr. Thompson and insurance premiums in the amounts of $9,846, $9,639 and $9,558 paid by our company with respect to term life insurance and health insurance for the benefit of Mr. Thompson in fiscal years 2001, 2000 and 1999, respectively.

(6) Includes contributions in the amounts of $5,100, $5,000 and $4,800 by our company to its 401(k) plan for the benefit of Mr. Aebli and insurance premiums in the amounts of $17,585, $16,754 and $13,285 paid by our company with respect to term life insurance and health insurance for the benefit of Mr. Aebli in fiscal years 2001, 2000 and 1999, respectively.

(7) Includes contributions in the amounts of $5,100, $5,000 and $4,800 by our company to its 401(k) plan for the benefit of Mr. Wussow and insurance premiums in the amounts of $10,724, $10,353 and $9,413 paid by our company with respect to term life insurance and health insurance for the benefit of Mr. Wussow in fiscal years 2001, 2000 and 1999, respectively.

(8)  Mr. Blake joined Artesyn Technologies, in August 2000.

(9) Includes insurance premiums in the amounts of $8,065 and $3,125 paid by our company with respect to term life insurance and health insurance for the benefit of Mr. Blake in fiscal years 2001 and 2000, respectively.

Stock Option Grants In Last Fiscal Year

The following table sets forth certain information concerning stock options granted to the Named Executives in fiscal year 2001.

-------------------------------------------------------------------------------------------------------
                                                  Percentage of
                                                  Total Options
                          Number of Securities      Granted to      Exercise                 Grant Date
                           Underlying Options      Employees in     Price Per   Expiration    Present
      Name                      Granted(#)        Fiscal Year(%)(1) Share($)      Date       Value($)(2)
-------------------------------------------------------------------------------------------------------
Joseph M. O'Donnell              7,500                0.28           $11.16     03/27/06      $50,929
                                 7,500                0.28            10.09     03/28/06       46,079
                                 7,500                0.28            10.44     03/29/06       47,648
                                 7,500                0.28            10.81     03/30/06       49,360
                                70,000                2.58             9.19     04/04/06      438,942
                                70,000                2.58             7.20     10/24/06      342,332
                                ------                ----                                    -------
                               170,000                6.28                                    975,290
-------------------------------------------------------------------------------------------------------
Richard J. Thompson              7,500                0.28            10.38     03/22/06       47,363
                                 7,500                0.28            10.09     03/28/06       46,079
                                45,000                1.66             9.19     04/04/06      282,177
                                45,000                1.66             5.37     10/16/06      164,138
                                ------                ----                                    -------
                               105,000                3.88                                    539,757
-------------------------------------------------------------------------------------------------------
Robert J. Aebli                 15,000                0.55             9.19     04/04/06       94,059
                                20,000                0.74             7.20     10/24/06       83,576
                                ------                ----                                    -------
                                35,000                1.29                                    177,635
-------------------------------------------------------------------------------------------------------
Norman C. Wussow                20,000                0.74             9.19     04/04/06      125,412
                                20,000                0.74             5.37     10/16/06       72,950
                                ------                ----                                    -------
                                40,000                1.48                                    198,362
-------------------------------------------------------------------------------------------------------
Kenneth E. Blake                20,000                0.74             9.19     04/04/06      125,412
                                20,000                0.74             5.37     10/16/06       72,950
                                ------                ----                                    -------
                                40,000                1.48                                    198,362
-------------------------------------------------------------------------------------------------------

(1) Represents the percentage of options granted to all employees of our company in fiscal year 2001.

(2) Based upon the Black-Scholes option pricing model adopted for use in valuing executive stock options. The actual value, if any, a Named Executive may realize will depend upon the excess of the market price of our common stock over the exercise price on the date the option is exercised. There is, therefore, no assurance that the value realized by a Named Executive will be at or near the value estimated by the Black-Scholes model. The estimated values under the model are based upon certain assumptions which we believe are reasonable, such as a risk-free rate of return of 4.5%, stock price volatility of 94%, future dividend yield of 0% and expected life of 3.9 years. The values do not take into account certain features of the stock plans which may affect such values, such as conditions to exercisability and nontransferability.

Options Exercised in Last Fiscal Year and Fiscal Year-End Option Values Table

The following table sets forth certain information with respect to stock options exercised by the Named Executives in fiscal year 2001 and certain information with respect to exercisable and non-exercisable stock options held on December 28, 2001 by the Named Executives. The table also includes the value of "in-the-money" stock options which represents the spread between the exercise price of the existing stock options and the year-end trading price of our common stock.

                                                 ------------------------------------------------------------
                                                      Number of Securities
                                                     Underlying Unexercised         Value of In-The-Money
                                                  Options Held on December 28,   Options Held on December 28,
                                                              2001 (#)                  2001 (1)($)
-------------------------------------------------------------------------------------------------------------
                         Shares        Value
                      Acquired on     Realized                       Not                           Not
       Name           Exercise(#)         ($)       Exercisable   Exercisable    Exercisable   Exercisable
-------------------------------------------------------------------------------------------------------------
Joseph M. O'Donnell            -0-          -0-         654,615       273,750     $1,594,169      $150,675
-------------------------------------------------------------------------------------------------------------
Richard J. Thompson            -0-          -0-         267,562       191,250        137,900       179,213
-------------------------------------------------------------------------------------------------------------
Robert J. Aebli                -0-          -0-          87,929        50,000        103,350        42,638
-------------------------------------------------------------------------------------------------------------
Norman C. Wussow               -0-          -0-          40,279        75,000            -0-        79,650
-------------------------------------------------------------------------------------------------------------
Kenneth E. Blake               -0-          -0-             -0-        80,000            -0-        79,650
-------------------------------------------------------------------------------------------------------------

(1) Based upon the closing price of our common stock on December 28, 2001 of $9.27.

Employment Arrangements

The Compensation and Stock Option Committee approved an employment agreement, dated as of January 1, 2000, between our Company and Mr. O'Donnell (the "O'Donnell Agreement"). The O'Donnell Agreement provides that effective February 1, 2000, Mr. O'Donnell is to receive a base salary at the rate of $522,000 per year, which amount is subject to adjustment. Effective February 1, 2001, Mr. O'Donnell's salary was increased to $560,000. In addition, the O'Donnell Agreement provides that Mr. O'Donnell is eligible to receive an incentive payment each year of employment in an amount equal to up to 170% of his base salary for such year. Mr. O'Donnell is also eligible for additional payments in the discretion of the Compensation and Stock Option Committee awarded in accordance with the terms of our Executive Incentive Plan. Mr. O'Donnell is also entitled to reimbursement of certain health, disability and life insurance benefits. Our Company also has agreed to cause Mr. O'Donnell to be nominated as a director throughout the term of his employment. The O'Donnell Agreement's initial term expired on December 31, 2000, but is renewable each successive year thereafter for an additional one-year term unless either party provides written notice of termination. No such notice of termination was provided by either party. Mr. O'Donnell is currently being paid pursuant to the terms of the O'Donnell Agreement.

The Compensation and Stock Option Committee also approved an employment agreement between our Company and Richard J. Thompson, Vice President and Chief Financial Officer of our Company, dated as of January 1, 2000 (the "Thompson Agreement"). The Thompson Agreement provides that effective February 1, 2000, Mr. Thompson is to receive a base salary at the rate of $275,000 per year, which amount is subject to adjustment. Effective February 1, 2001, Mr. Thompson's salary was increased to $300,000. In addition, the Thompson Agreement provides that Mr. Thompson is eligible to receive an incentive payment each year of employment in an amount equal to up to 104% of his base salary for such year. Mr. Thompson is also eligible for additional payments in the discretion of the Compensation and Stock Option Committee awarded in accordance with the terms of our Executive Incentive Plan. Under the terms of the Thompson Agreement, Mr. Thompson is also entitled to reimbursement of health, disability and life insurance benefits. The Thompson Agreement's initial term expired on December 31, 2000, but is renewable each successive year thereafter for an additional one-year term unless either party provides written notice of termination. No such notice of termination was provided by either party. Mr. Thompson is currently being paid pursuant to the terms of the Thompson Agreement.

Upon any event of earlier termination of either of the O'Donnell Agreement or the Thompson Agreement, each of Mr. O'Donnell and/or Mr. Thompson, as the case may be, is entitled to receive his respective base salary through the date of termination. In the event of either of Mr. O'Donnell's and/or Mr. Thompson's death or "disability" (as defined in the respective employment agreement), each of Mr. O'Donnell and/or Mr. Thompson, as the case may be, is entitled to receive his respective base salary for an additional year from the date of termination plus the full incentive payment under our Executive Incentive Plan to which he would have been entitled if the termination had occurred at the end of the calendar year during which such termination occurred (the "Full Incentive Payment"), except that payments of base salary for the additional year will be offset by certain company-sponsored insurance benefits payable during such period. In the event that either of Mr. O'Donnell's or Mr. Thompson's employment is terminated by our Company without "cause" (as defined in the respective employment agreement) or by either of Mr. O'Donnell or Mr. Thompson due to our Company's "substantial breach" (as defined in the respective employment agreement), each of Mr. O'Donnell and/or Mr. Thompson, as the case may be, is entitled to receive his respective base salary plus the Full Incentive Payment through the date of termination plus an amount equal to the product of his respective base salary and the Full Incentive Payment multiplied by two, payable over a 24-month period provided that the last 12 monthly payments shall not be made if either of Mr. O'Donnell or Mr. Thompson, as the case may be, is found to be in breach of certain non-disclosure, non-compete or non-solicitation agreements. Messrs. O'Donnell and Thompson are each also entitled to receive reimbursement of expenses of outplacement-related services up to $45,000. In the event of our company's termination of either of Mr. O'Donnell's and/or Mr. Thompson's, as the case may be, without "cause", or termination of either agreement by Mr. O'Donnell or Mr. Thompson due to our company's "substantial breach" following a "change of control" (as defined in the respective employment Agreement), each of Mr. O'Donnell and/or Mr. Thompson, as the case may be, is entitled to receive within 10 days from the date of termination (a) a lump-sum payment equal to the product of the sum of his respective base salary and the Full Incentive Payment multiplied by three and (b) an amount to cover certain excise taxes that may be incurred by Mr. O'Donnell and/or Mr. Thompson as a result of payment received by either of them following such "change of control". In the event our company does not renew either Agreement, each of Mr. O'Donnell and/or Mr. Thompson, as the case may be, shall generally be entitled to receive his respective base salary and Full Incentive Pay for an additional two years from the date of termination.

Certain options granted to the Named Executives become immediately exercisable in the event of a "change of control" and certain other options become immediately exercisable if a Named Executive's employment is terminated within six months after a "change of control" of our Company pursuant to the terms of the stock option plan under which the options were granted.

Compensation of Directors

Directors who are not employees of our Company ("Outside Directors") are compensated for their services by payment of an annual fee of $24,000 plus $1,500 per day for each Board of Directors' meeting attended, $750 for each telephonic Board of Directors' meeting attended and $1,000 per day for each committee meeting attended (and an additional $250 per day for each committee meeting at which such person acted as chairman) with a maximum payment of $3,500 per day for attendance at meetings of the Board of Directors and committees and acting as chairman at meetings of committees of the Board of Directors.

During fiscal year 2001, options to purchase 10,000 shares of common stock were granted by Artesyn to each of the Outside Directors at an exercise price equal to the fair market value of our common stock on such grant date pursuant to our Outside Directors' Plan. Under such plan, each Outside Director is granted an option, exercisable over 10 years, to purchase 10,000 shares of our common stock each time that such person is elected or re-elected by the shareholders to serve as a director of our company if such Outside Director then owns a prescribed amount of common stock.

An Outside Director who had served as a director prior to August 15, 1996, and serves as a director for five or more years is entitled to receive certain annual benefits under our Outside Directors' Retirement Plan. The annual benefits commence on the later of such Outside Director's retirement from the Board of Directors or attainment of age 70 and continue for a number of years equal to the number of years the Outside Director served on our Board of Directors. Effective January 1, 2000, the base amount of such benefit is $24,000, adjusted pursuant to a cost of living index to each Outside Director's particular retirement date. Once a director has begun to receive the benefits as so adjusted, no further adjustments will be made for the remainder of the period of time such Outside Director receives the benefit.

Compensation Committee Interlocks and Insider Participation

The Compensation and Stock Option Committee consists of Phillip A. O'Reilly, Bert Sager, and Lewis Solomon, each of whom is an Outside Director. None of such committee members are, or were ever, executive officers or employees of our Company. During the last fiscal year, none of the executive officers of our company served on the board of directors or on the compensation committee of any other entity, any of whose executive officers served on the Board of Directors of our Company.

Compensation And Stock Option Committee Report On Executive Compensation

The Compensation and Stock Option Committee is responsible for establishing the overall philosophy and strategy of our company's executive compensation program and overseeing the executive compensation plans developed to execute our Company's compensation strategy.

Our Company's Executive Compensation Strategy

Our Company's executive compensation program has been designed to promote shareholder interests and to:

     . Link key executives' compensation to our company's business objectives;

     . Promote human resource goals to attract, hire and retain quality talent;

     . Reward teamwork and individual performance for achieving annual business results;

     . Balance short and long-term considerations through compensation for achievement of annual goals that are consistent with long-term objectives; and

     . Provide motivation to key executives to excel by offering competitive incentive and total compensation.

It is our Company's intention to ensure that all compensation paid to its executives is tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Although Section 162(m) of the Code imposes limits on deductibility for certain non-approved compensation to certain executives exceeding $1 million per year, our company, as a result of the structure of the compensation paid to its executives, does not currently anticipate any limitations of this deduction.

Compensation of Other Executive Officers

Our Company's executive compensation program includes two principal elements: annual cash compensation and long-term awards. Our company uses survey data of comparable companies in its industry with comparable revenue levels in assessing cash compensation and long-term awards. This evaluation also considers competitive data of our company's Selected Peer Group included in the Stock Performance Graph set forth below.

Annual cash compensation includes both base salaries and annual incentive awards pursuant to our company's Executive Incentive Plan. Executives' base salaries are evaluated each year based upon an assessment of market data of comparable companies. Subject to the applicable terms of any employment agreement, executives are eligible for adjustments in base salary based upon an assessment of individual performance and changes in principal job duties and responsibilities. In fiscal year 2001, based upon assessments of the individual performances, our Company awarded an increase in base salary to Messrs. O'Donnell, Thompson, Aebli, Wussow, and Blake.

Executives are eligible to receive annual incentive awards under the Executive Incentive Plan. Each executive participating in the plan has a targeted annual incentive award based upon competitive practice which represents a stated percentage of the executive's base salary. The performance of executives with corporate-wide responsibilities is evaluated based upon the achievement of corporate financial targets measured by our Company's net income and revenue growth. The performance of executives with divisional and/or subsidiary responsibility is evaluated based upon the achievement of divisional or subsidiary financial targets measured by divisional net income, revenue growth and cash flow. The financial targets for fiscal year 2001 were developed from our company's annual planning process. The Compensation and Stock Option Committee reviews and approves the targets each year based upon fairness, degree of difficulty and reasonableness. Further, our Company must achieve a minimum net income performance threshold before corporate executives are entitled to receive a financial target payout under the Executive Incentive Plan. There may be no incentive payout if our company is not profitable on a company-wide basis.

Aggregate annual incentive awards are limited to no more than 10% of our Company's net income, excluding extraordinary items, before total after-tax cost of the aggregate executive annual incentive payout, unless otherwise approved by the Compensation and Stock Option Committee and Board of Directors.

Long-term incentive compensation includes payments under the 2000 Performance Equity Plan. The 2000 Performance Equity Plan permits our Company to grant non-qualified stock options to selected executives at an exercise price no less than the fair market value of the common stock on the date of grant.

Each year the Compensation and Stock Option Committee reviews and approves annual salaries, annual incentive awards, grants of long-term incentives and the performance targets and criteria established for both the annual and long-term incentive plans. In addition, the Compensation and Stock Option Committee reviews the performance of our Company and its divisions and subsidiaries and exercises the final authority in approving the payout of executive incentive awards. During fiscal year 2001, the Compensation and Stock Option Committee engaged executive compensation consultants and used compensation data for comparable companies to support its decisions.

In the beginning of fiscal year 2001, the Compensation and Stock Option Committee reviewed and approved the financial targets to be included in the fiscal year 2001 Executive Incentive Plan for the Chief Executive Officer and our Company's other executive officers. Based upon the Compensation and Stock Option Committee's review of our company's performance and the Chief Executive Officer and our company's other executive officers following conclusion of the 2001 fiscal year, we did not grant awards to the Chief Executive Officer and our other executive officers who had been with our Company for the entire fiscal year 2001 under the 2001 Executive Incentive Plan.

Determination of Compensation for the Chief Executive Officer

Mr. O'Donnell's base salary during fiscal year 2001 was increased to $560,000. The increased base salary of Mr. O'Donnell was based largely upon an assessment of market data of comparable companies, as described above. On April 4, 2001 and October 24, 2001, our Company, pursuant to the 2000 Performance Equity Plan, granted Mr. O'Donnell non-qualified stock options each to purchase 70,000 shares of common stock at an exercise price of $9.188 and $7.20 per share, respectively. The terms of these options are for 58 months from the date of grant and are exercisable as follows: (i) 50% vesting any time after the second anniversary of the date of grant if the closing price of a share of common stock equals or exceeds 115% of the exercise price for any 20 of 30 consecutive trading days after the date of such grant, (ii) 100% vesting any time after the third anniversary if the closing price of a share of common stock equals or exceeds 130% of the exercise price per share for any 20 of 30 consecutive trading days after the date of such grant and (iii) to the extent not previously exercisable, 100% after 58 months from the date of grant. In addition, Mr. O'Donnell received non-qualified stock options each to purchase 7,500 shares of common stock on March 27, 2001, March 28, 2001, March 29, 2001 and March 30, 2001, at exercise prices of $11.16, $10.09, $10.44 and $10.81, respectively, each pursuant to our company's Executive Ownership Program pursuant to which participants are eligible to receive stock option grants based on certain stock ownership positions in our Company's common stock. The terms of these options are for five years from the date of issue and are exercisable as follows: (i) 50% vesting any time after the first anniversary of the date of issue, and (ii) the remaining 50% vesting any time after second anniversary of the date of issue.

Members of the Compensation and Stock Option Committee:

   Phillip A. O'Reilly, Chairman
   Bert Sager
   Lewis Solomon

Stock Performance Graph

The line graph below compares the cumulative total stockholder return (assuming reinvestment of dividends) on our Company's common stock, over the most recent five-year period up to and including December 31, 2001 with the cumulative total return of companies on the Russell 2000(R) Index and the S&P SmallCap Electrical Components and Equipment Index (the "Electrical Components and Equipment Index"), a published line-of-business index. In the preceding fiscal year we had compared the cumulative total shareholder return on our company's common stock with the S&P SmallCap Electrical Equipment Index; however, this index is no longer tracked or published. In light of our Company's continuing focus on its power conversion business, the Electrical Components and Equipment Index, which includes our Company's common stock in its constituency, was selected because we believe this index provides a meaningful comparison to our Company's performance.

                             CUMULATIVE TOTAL RETURN

Based on an investment of $100 and reinvestment of dividends beginning on
                               December 31, 1996

[THE FOLLOWING TABLE WAS REPRESENTED AS A LINE GRAPH IN THE PRINTED MATERIAL.]

                                         Dec-96   Dec-97   Dec-98   Dec-99   Dec-00   Dec-01
Artesyn Technologies, Inc.                $100     $116     $72      $108     $81      $48

Russell 2000                              $100     $121     $116     $139     $133     $135

S&P SmallCap Electrical Components &      $100     $117     $115     $186     $204     $167
Equipment Index

ITEM 12.   Security Ownership
           ------------------

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of the close of business on March 5, 2002, certain information as to the shareholders which are known by us to beneficially own more than 5% of our common stock (based solely upon filings by said holders with the SEC on Schedule 13D or Schedule 13G pursuant to Section 13 of the Securities Exchange Act of 1934, as amended :

 ---------------------------------------------------------------------------------------
            Name and Address                         Number of Shares       Percent of
           of Beneficial Owner                     Beneficially Owned(1)   Common Stock
 ---------------------------------------------------------------------------------------
 Finestar International Limited(2)                     6,095,454(2)            13.7%
    c/o ABN Amro Management Services (Hong Kong)
Limited
    18/F Lincoln House
    Taikoo Place, 979 King's Road
    Quarry Bay, Hong Kong
 Bruce Cheng(2)
 Delta Electronics, Inc.(2)
    186 Ruey Kuang Road
    Neihu, Taipei 114
    Taiwan, R.O.C.
 ---------------------------------------------------------------------------------------
 Mellon Financial Corporation(3)                       4,058,049              10.60%
 The Boston Company, Inc.(4)
 The Boston Company Asset Management, LLC(5)
    c/o Mellon Financial Corporation
    One Mellon Center
    Pittsburgh, PA  15258
 ---------------------------------------------------------------------------------------
    Dalton, Greiner, Hartman, Maher & Co.              2,425,245                6.3%
    565 Fifth Avenue, Suite 2101
    New York, NY  10017
 ---------------------------------------------------------------------------------------

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

(2) Finestar International Limited, a British Virgin Islands corporation, purchased a 3% convertible note in the principal amount of $50,000,000 (which note is convertible into shares of our common stock), and a warrant to acquire 1,550,000 shares of our Company's common stock. Finestar is deemed the beneficial owner of 6,095,454 shares of our common stock that may be issued upon the conversion of the note and the exercise of the warrant. Mr. Bruce Cheng is the sole director and member of Finestar and as such has sole voting and dispositive power. Mr. Cheng is the founder, chief executive officer and chairman of Delta Electronics, Inc., a Taiwanese corporation and a global power supply electronic component and video display manufacturer. The note, the warrant and the common stock underlying the note and the warrant are transferable among Finestar, Mr. Cheng, Delta Electronics, Inc. and their respective direct or indirect affiliates. See
     Item 13 - Certain Relationships and Related Transactions and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of
     Operation: Risk Factors That May Affect Future Results.

(3) Mellon Financial Corporation, a parent holding company, is deemed to hold 4,058,049 shares of our common stock; it has sole voting power of 3,486,599 shares, shared voting power of 403,800 shares, sole dispositive power of 4,053,105 shares and shared dispositive power of 4,944 shares of our common stock. The Boston Company, Inc. and The Boston Company Asset Management, LLC are direct or indirect subsidiaries of Mellon Financial Corporation.

(4) The Boston Company, Inc., a parent holding company, is deemed to hold 3,381,900 shares of our common stock; it has sole voting power of 2,836,300 shares, shared voting power of 403,800 shares, and sole dispositive power of 3,381,900 shares of our common stock. Shares beneficially owned by Boston Safe Advisors, Inc., TBC Asset Management, Inc., Boston Safe Deposit and Trust Company and Franklin Portfolio Associates are beneficially owned by The Boston Company, Inc., as a holding company.

(5) The Boston Company Asset Management, LLC, an investment adviser, is deemed to hold 2,534,400 shares of our common stock; it has sole voting power of 1,988,800 shares, shared voting power of 403,800 shares, and sole dispositive power of 2,534,400 shares of our common stock. Shares beneficially owned by Boston Safe Advisors, Inc., TBC Asset Management, Inc., Boston Safe Deposit and Trust Company and Franklin Portfolio Associates are beneficially owned by The Boston Company, Inc., as a holding company.

Ownership by Management

The following table sets forth, as of the close of business on March 5, 2002, certain information concerning beneficial ownership of our common stock by each of the Named Executives (as defined above), and all directors and executive officers as a group (based solely upon information furnished by such persons):

                                                 Number of Shares
                                                   Beneficially      Percent of
Name                                               Owned (1)(2)     Common Stock
----                                             ----------------   ------------

Lawrence J. Matthews                                 982,056(3)         2.6%
Joseph M. O'Donnell                                    828,378          2.2%
Ronald D. Schmidt                                    701,923(4)         1.8%
John M. Steel                                        624,556(5)         1.6%
Richard J. Thompson                                  371,352(6)         1.0%
Bert Sager                                           303,925(7)           *
Phillip A. O'Reilly                                  181,721(8)           *
Robert J. Aebli                                        101,359            *
Norman C. Wussow                                        86,835            *
Stephen A. Ollendorff                                   72,100            *
Dr. Fred C. Lee                                         65,104            *
Edward S. Croft, III                                    61,881            *
Lewis Solomon                                           60,000            *
A. Eugene Sapp, Jr                                      50,500            *
Kenneth E. Blake                                         5,336            *
                                                 -------------------------------
All directors and executive officers as a group
(17 persons )                                       4,581,494          11.9%

*    Represents less than 1%.

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

(2) Includes the following shares of common stock subject to currently exercisable options and/or that may be acquired upon the exercise of options within 60 days after March 5, 2002: Mr. Matthews-40,000; Mr. O'Donnell-687,615; Mr. Schmidt-30,000; Mr. Thompson-293,812; Mr.
     Sager-90,000; Mr. O'Reilly-90,000; Mr. Aebli-87,929; Mr. Wussow-55,279; Mr.
     Ollendorff-60,000; Dr. Lee-40,000; Mr. Croft-40,000; Mr. Solomon-50,000;
     Mr. Sapp-40,000; and all directors and executive officers as a group (17 persons) - 1,674,635.

(3) Includes 40,000 shares, which are owned of record by the Lawrence J. and Barbara M. Matthews Charitable Remainder Unitrust, of which Mr. Matthews and his spouse are beneficiaries and retain the right to appoint and dismiss the trustee.

(4) Includes 17,926 shares, which are owned of record by Mr. Schmidt's wife, with respect to which Mr. Schmidt disclaims beneficial ownership, and 267,000 shares, which are owned by the Schmidt Family Limited Partnership, a limited partnership of which Mr. Schmidt is a general partner.

(5) Includes 266,000 shares, which are owned of record by Mr. Steel's wife, with respect to which Mr. Steel disclaims beneficial ownership.

(6) Includes 900 shares which are held in trust by Mr. Thompson for his daughters.

(7) Includes 2,080 shares which are beneficially owned by Mr. Sager's wife as the trustee under a trust for Mrs. Sager's mother, with respect to which Mr. Sager disclaims beneficial ownership, and 153,860 shares which are owned by Sager Holdings Limited Partnership, a limited partnership of which Mr. Sager is both a limited partner and a principal shareholder of the corporate general partner.

(8) Includes 81,721 shares owned by the O'Reilly Family LLC (of which Mr. O'Reilly is the manager), which company is owned by the O'Reilly Family Trust (a family trust created by Mr. O'Reilly).

ITEM 13. Certain Relationships and Related Transactions

Certain Relationships

Mr. Ollendorff, a director of our Company, was Of Counsel to the law firm of Kirkpatrick & Lockhart LLP during fiscal year 2001. Kirkpatrick & Lockhart LLP acted as counsel for our Company in fiscal year 2001 and received fees in such fiscal year for various legal services rendered to our Company.

Transactions with Finestar International Limited

3% Convertible Note
-------------------

On January 14, 2002, we entered into a Securities Purchase Agreement, pursuant to which we sold a 3% subordinated convertible note in the amount of $50,000,000, due January 15, 2007, to Finestar International Limited, a British Virgin Islands corporation.

Conversion. The note is convertible into common stock at a conversion price
----------
equal to (i) the amount of principal to be so converted divided by (ii) 11.00. The conversion price and the number of shares received upon conversion may be adjusted in the event of stock splits, stock dividends, combinations and recapitalizations. The note also provides for adjustments to the conversion price if we issue any of our shares of common stock at a price per share less than the conversion price of the note, subject to certain exclusions. Those exclusions include any shares issued by us: (i) upon conversion of the note and/or in connection with the issuance and exercise of the warrant; (ii) upon exercise of stock option grants and stock purchase rights approved by a majority of the Board of Directors pursuant to plans approved by our shareholders; (iii) upon the conversion or the exercise of convertible or exercisable securities in existence prior to January 15, 2002; (iv) in connection with acquisitions and commercial relationships (provided, however, that the purpose of such transaction is not capital raising) and (v) in connection with the satisfaction of any earn-out or contingent payment obligation we have arising out of an acquisition consummated prior to January 15, 2002.

In addition, the note provides that the actual number of shares of common stock to be issued to Finestar is subject to applicable restrictions imposed on any such issuance by Nasdaq Marketplace Rules or by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Interest. The convertible note bears interest at the rate of 3% per annum.
--------
Interest is payable in cash semi-annually, net of applicable withholding tax, with the first payment due on June 15, 2002.

Redemption. The convertible note is subject to redemption, at our election, at a
----------
redemption price of 100% of the principal amount, together with accrued and unpaid interest to the redemption date plus any remaining interest that would have been payable had the note remained outstanding until January 15, 2007. However, we cannot redeem the convertible note prior to January 15, 2005 and thereafter unless (i) a shelf registration statement with respect to the resale by the holder of the note has been declared effective, and (ii) the use of the shelf registration has not been suspended on the date notice of redemption is given, and (iii) the registration will remain effective and not suspended through the date of redemption and for 45 days thereafter, or (iv) the shares of common stock issuable upon conversion of the note are freely tradeable under Rule 144(k) under the Securities Act of 1933, as amended.

Right to Require Repurchase. Finestar has the right to require us to repurchase
---------------------------
the entire convertible note or a portion of the convertible note (i) at any time on or after January 15, 2005 or (ii) in the event of a change of control. The repurchase price equals the sum of the accrued and unpaid interest on the convertible note to the date of payment plus (a) in the case of a repurchase pursuant to a change of control, 115% of the principal amount of the note outstanding, or (b) in the case of repurchase other than pursuant to a change of control, 100% of the principal amount of the portion of the convertible note to be repurchased. Change of control is defined as the acquisition by any person of beneficial ownership, through a purchase, merger or other acquisition transaction or series of transactions, of shares of our capital stock, entitling such person to exercise 50% or more of the total voting power of all shares of capital stock entitled to vote generally in the elections of directors.

Events of Default. An "event of default" under the convertible note will occur
-----------------
if, among other things, we (i) default in the payment of any principal, interest or premium when it becomes due for a period of three business days or (ii) default in the performance of obligations with respect to the conversion of the note for a period of five business days, or (iii) fail to give notice of a change of control as required by the note or (iv) fail to perform in any material respect an agreement or obligation, or materially breach any of our representations or warranties, under the note.

Warrant. In connection with the Securities Purchase Agreement, we also issued a
-------
five-year warrant to Finestar to purchase up to 1,550,000 shares of our common stock. The exercise price per share of our common stock is equal to $11.50. The exercise price and the number of shares received upon exercise may be adjusted in the event of stock splits, stock dividends, combinations, recapitalizations and certain other dilutive issuances by us. The warrant expires on January 15, 2007. The following is a summary of certain material terms of the warrant and is not intended to be complete and is qualified in its entirety by the warrant itself which is incorporated by reference herein.

The warrant also provides for adjustments to the exercise price if we issue any of our shares of common stock at a price per share less than the exercise price of the note, subject to certain customary exclusions. Those customary exclusions include any shares issued by us: (i) upon conversion of the note and/or in connection with the issuance and exercise of the warrant; (ii) upon the exercise of stock option grants and stock purchase rights approved by a majority of the Board of Directors pursuant to plans approved by our shareholders; (iii) upon the conversion or the exercise of convertible or exercisable securities in existence prior to January 15, 2002; (iv) in connection with acquisitions and commercial relationships (provided, however, that the purpose of such transaction is not capital raising) and (v) in connection with the satisfaction of any earn-out or contingent payment obligation we have arising out of an acquisition consummated prior to January 15, 2002.

In addition, the warrant provides that the actual number of shares of common stock to be issued to Finestar is subject to applicable restrictions imposed on any such issuances by Nasdaq Marketplace Rules or by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Registration Rights
-------------------

In the registration rights agreement with Finestar that we executed in connection with the Securities Purchase Agreement, we agreed to file with the SEC a registration statement for the resale of the shares of common stock issuable upon conversion of the convertible note and the exercise of the warrant. The registration rights agreement also provides Finestar with demand registration rights and piggyback registration rights customary for a transaction of this type. We filed a Registration Statement on Form S-3 with the SEC on January 25, 2002 in order to register 6,095,454 shares of common stock that may be issued upon full conversion of the note and the full exercise of the warrant. This Registration Statement is currently under review by the SEC.

Under the registration rights agreement with Finestar, we are required to use our best efforts to register for resale the shares of our common stock underlying the note and warrant. If the registration statement is not declared effective by April 5, 2002 or does not remain effective, our Company shall be required to pay additional interest under the note for the period during which the registration statement is not effective a rate per annum equal to an additional nine percent (9%) of the principal amount due under the convertible note.

Also in connection with the Finestar transaction, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation: Risk Factors That May Affect Future Results.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

(a)  Financial Statements, Financial Statement Schedules and Exhibits

     (1) Financial Statements

The following consolidated financial statements of Artesyn Technologies, Inc. and subsidiaries are filed as part of this Form 10-K:

     Description                                                                          Page
     -----------                                                                          ----

     Report of Independent Certified Public Accountants                                    31

     Consolidated Statements of Operations                                                 32

     Consolidated Statements of Financial Condition                                        33

     Consolidated Statements of Cash Flows                                                 34

     Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)       35

     Notes to Consolidated Financial Statements                                            37

     (2) Financial Statement Schedules

The following information is filed as part of this Form 10-K:

     Report of Independent Certified Public Accountants On Schedule                        77

     Schedule II - Valuation and Qualifying Accounts                                       78

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

2.3 Asset Purchase Agreement among RT Acquisition Florida Corp., RTP Corp. and Computer Products Inc. dated as of July 5, 1997 - incorporated by reference to Exhibit 10.33 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1997.

3.1 By-laws of the Company, as amended, effective October 16, 1990 - incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement on Form S-4, filed with the Commission on September 25, 1997, as amended.

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

10.6 Sublessee Estoppel Certificate to Sublease for facilities of Boschert, Incorporated, dated February 4, 1991, located in Milpitas, California-incorporated by reference to Exhibit 10.10 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.7 1990 Outside Directors' Stock Option Plan - incorporated by reference to Exhibit 10.27 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

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

10.16     Executive Stock Ownership Plan - incorporated by reference to Exhibit
          10.49 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

10.18 Agreement by and between Superior Investments I, Inc. and the Company dated January 22, 1996 regarding the leasing of certain premises and real property located in Broomfield, Colorado - incorporated by reference to Exhibit 10.27 to Form 10-K of Zytec Corporation for the year ended December 31, 1995. (File No. 0-22428).

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

10.30 Stock Purchase Agreement, dated July 31, 2000, by and among Artesyn Technologies, Inc., Artesyn North America, Inc., and AzCore Technologies, Inc. - incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000.

10.31 Product Development and Technology Transfer Agreement, dated May 12, 2000, between Artesyn North America, Inc. a Delaware Corporation, and E-Power Co., Ltd., a company organized and existing under the laws of the People's Republic of China - incorporated by reference to Exhibit
          10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000.

10.32 Credit Agreement dated January 23, 2001, among and between Artesyn Technologies, Inc., and certain of its subsidiaries, Bank of America, Inc., The Bank of Nova Scotia, Suntrust Bank, First Union National Bank, and Banc of America LLC. - incorporated by reference to Exhibit
          10.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on January 30, 2001.

10.33 Share Purchase Agreement dated March 24, 2000, between and among Artesyn Communications Products UK Ltd., and Zozma Investments Limited, and David Noble - incorporated by reference to Exhibit 10.33 of Registrant's Annual Report of Form 10-K for the period ended December 29, 2000.

10.34 Stock Purchase Agreement dated January 12, 2001, by and among Artesyn Communications Products, Inc. and Real-Time Digital, Inc. - incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001.

10.35 Waiver and First Amendment to Credit Agreement, dated as of October 12, 2001, entered into by and among Artesyn Technologies, Inc., a Florida Corporation, as a borrower, Artesyn Cayman LP, a Cayman Islands exempted limited partnership, Artesyn North America, Inc., a Delaware Corporation and Artesyn Technologies Communication Products, Inc., a Wisconsin Corporation, as the initial Subsidiary Borrowers, the financial institutions party to the Credit Agreement, as Lenders and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer - incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2001.

10.36 Securities Purchase Agreement dated January 14, 2002 by and between Artesyn Technologies, Inc. and Finestar International Limited - incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K/A, filed with the Commission on January 24, 2002.

10.37 3% Convertible Note due January 15, 2007 issued by Artesyn Technologies, Inc. to Finestar International Limited - Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K/A, filed with the Commission on January 24, 2002.

10.38 Warrant to Purchase Shares of common stock of Artesyn Technologies, Inc. dated January 15, 2002 issued by Artesyn Technologies, Inc. to Finestar International Limited - Incorporated by reference to Exhibit
          4.3 of Registrant's Current Report on Form 8-K/A, filed with the Commission on January 24, 2002.

10.39 Registration Rights Agreement dated January 15, 2002 by and between Artesyn Technologies, Inc. and Finestar International Limited - Incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K/A, filed with the Commission on January 24, 2002.

10.40 Stock Purchase Agreement, dated November 20, 2001, by and among Artesyn Solutions, Inc., Artesyn North America, Inc. and Solectron Global Services, Inc.

10.41 Amendment to Stock Purchase Agreement, dated November 20, 2001, by and among Artesyn Solutions, Inc., Artesyn North America, Inc. and Solectron Global Services, Inc.

10.42 Waiver and Second Amendment to Credit Agreement, dated as of December 3, 2001, entered into by and among Artesyn Technologies Inc., a Florida Corporation, as a borrower, Artesyn Cayman LP, a Cayman Islands exempted limited partnership, Artesyn North America, Inc., a Delaware Corporation and Artesyn Technologies Communications Products, Inc., a Wisconsin Corporation, as the initial Subsidiary Borrowers, the financial institutions party to the Credit Agreement, as Lenders and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.43 Waiver and Third Amendment to Credit Agreement, dated January 15, 2002, by and among Artesyn Technologies, Inc., Artesyn Cayman LP, Artesyn North America, Inc., Artesyn Technologies Communication Products, Inc., the financial institutions party to the Credit Agreement, as Lenders and Bank of America, N.A., as Administrative Agent, Swingline Lender, and L/C Issuer - Incorporated by reference to
          Exhibit 10 of the Registrant's Current Report on Form 8-K, filed with the Commission on January 18, 2002.

21        List of subsidiaries of the Company.

23        Consent of Arthur Andersen LLP.

(b)      Reports on Form 8-K
         -------------------

     During the quarter ended December 28, 2001, we filed the following current reports on Form 8-K:

               a) A current report of Form 8-K was filed on December 7, 2001 announcing the sale of Artesyn's repair and logistics business unit, Artesyn Solutions, Inc., to Solectron Corporation. An extension of the waiver on Artesyn's credit agreement was also announced.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE
         --------------------------------------------------------------

To Artesyn Technologies, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Artesyn Technologies, Inc. and subsidiaries and have issued our report thereon dated January 21, 2002. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP


Fort Lauderdale, Florida,
  January 21, 2002.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended on theFriday Nearest December 31 ($000s)

--------------------------------------   -----------      -------------------------    ---------------------        ----------
              COLUMN A                     COLUMN B              COLUMN C                    COLUMN D                COLUMN E
--------------------------------------   -----------      -------------------------    ---------------------        ----------
                                                          -------------------------
                                                                  Additions
--------------------------------------   -----------      -------------------------    ---------------------        ----------
                                          Balance at      Charged to     Charged to          Deductions             Balance at
                                          Beginning        Costs &          Other      ---------------------          End of
             Description                  of Period        Expenses       Accounts     Description    Amount          Period
--------------------------------------   -----------      ----------     ----------    ---------------------        ----------
Fiscal Year 2001:
Reserve deducted from asset to
   which it applies:
Allowance for doubtful
   accounts                                $ 3,571         $ 2,059            --           (1)        $1,490         $ 4,140
Inventory valuation reserve                 23,844          31,722                         (1)        18,354          37,212
Valuation allowance for deferred tax
   assets                                    2,342             568            --                          --           2,910

Fiscal Year 2000:
Reserve deducted from asset to
   which it applies:
Allowance for doubtful
   accounts                                $ 2,737         $ 2,409            --           (1)        $1,575         $ 3,571

Inventory valuation reserve                 15,554          13,519                         (1)         5,229          23,844
Valuation allowance for deferred tax
   assets                                       --              --         2,342                          --           2,342

Fiscal Year 1999:
Reserve deducted from asset to
  which it applies:
Allowance for doubtful
   accounts                                 $1,875          $  890            --           (1)        $   28         $ 2,737
Inventory valuation reserve                 12,445           9,436            --           (1)         6,327          15,554

(1)  The reduction relates to charge-offs.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      ARTESYN TECHNOLOGIES, INC.
                                                      --------------------------
                                                            (Company)


Dated:  March 8, 2002                            By:  Joseph M. O'Donnell
                                                      --------------------------
                                                      Joseph M. O'Donnell
                                                      Co-Chairman of the Board,
                                                      President and Chief
                                                      Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature                    Title                             Date


/s/Joseph M. O'Donnell        Co-Chairman of the Board,         March 8, 2002
--------------------------    President and Chief Executive
Joseph M. O'Donnell           Officer, Director


/s/ Ronald D. Schmidt         Co-Chairman of the Board          March 8, 2002
--------------------------
Ronald D. Schmidt


/s/ Richard J. Thompson       Vice President-Finance,           March 8, 2002
--------------------------    Chief Financial Officer,
Richard J. Thompson           and Secretary


/s/ Edward S. Croft           Director                          March 8, 2002
--------------------------
Edward S. Croft, III


/s/ Dr. Fred C. Lee           Director                          March 8, 2002
--------------------------
Dr. Fred C. Lee


/s/ Lawrence J. Mattews       Director                          March 8, 2002
--------------------------
Lawrence J. Matthews


/s/Stephen A. Ollendorff      Director                          March 8, 2002
--------------------------
Stephen A. Ollendorff

/s/ Phillip A. O'Reilly       Director                          March 8, 2002
--------------------------
Phillip A. O'Reilly


/s/ Bert Sager                Director                          March 8, 2002
--------------------------
Bert Sager


/s/ A. Eugene Sapp            Director                          March 8, 2002
--------------------------
A. Eugene Sapp, Jr.


/s/ Lewis Solomon             Director                          March 8, 2002
--------------------------
Lewis Solomon


/s/ John M. Steel             Director                          March 8, 2002
--------------------------
John M. Steel

                                INDEX TO EXHIBITS

Exhibit
No.                   Description
----------------------------------------------------------------------------------------
10.40    Stock  Purchase  Agreement dated November 20, 2001, by and among Artesyn Solutions, Inc., Artesyn North America, Inc. and
         Solectron Global Services, Inc.

10.41    Amendment to Stock Purchase Agreement dated November 20, 2001, by and among Artesyn Solutions, Inc., Artesyn North America,
         Inc. and Solectron Global Services, Inc.

10.42    Waiver and Second  Amendment  to Credit  Agreement,  dated as of December 3, 2001,  by and among  Artesyn  Technologies
         Inc., a Florida Corporation,  as a borrower, Artesyn Cayman LP, a Cayman Islands exempted limited partnership,  Artesyn
         North  America,  Inc., a Delaware  Corporation  and Artesyn  Technologies  Communications  Products,  Inc., a Wisconsin
         Corporation,  as the initial Subsidiary Borrowers, the financial institutions party to the Credit Agreement, as Lenders and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.43 Waiver and Third Amendment to Credit Agreement, dated January 15, 2002, by and among Artesyn Technologies, Inc., Artesyn Cayman LP, Artesyn
         North America, Inc., Artesyn Technologies Communication Products, Inc., the financial institutions party to the Credit Agreement, as Lenders and Bank of America, N.A., as Administrative Agent, Swingline Lender, and L/C Issuer - incorporated by reference to Exhibit 10 of the Registrant's Current Report on Form 8-K, filed with the Commission on
         January 18, 2002.

21       List of subsidiaries of the Company.

23       Consent of Arthur Andersen LLP.