Form 10-Q
period 2002-03-29
ARTESYN TECHNOLOGIES INC
filed 2002-05-08
CIK 23071

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 2002
                                                 --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                            --

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of April 26, 2002 was 38,382,133 shares.

================================================================================

                           Artesyn Technologies, Inc.

                               Index to Form 10-Q

                                                                         Page
                                                                        Number
                                                                        ------
PART I.    Financial Information

Item 1.    Condensed Consolidated Financial Statements:

           Statements of Operations - For the Thirteen Weeks
           Ended March 29, 2002 and March 30, 2001                          3

           Statements of Financial Condition - As of March 29, 2002
           and December 28, 2001                                            4

           Statements of Cash Flows - For the Thirteen
           Weeks Ended March 29, 2002 and March 30, 2001                    5

           Statement of Shareholders' Equity and Comprehensive
           Loss - For the Thirteen Weeks Ended
           March 29, 2002                                                   6

           Notes to Condensed Consolidated Financial
           Statements                                                    7-14

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          15-24

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      24

PART II.   Other Information

Item 5.    Other Information                                               25

Item 6.    Exhibits and Reports on Form 8-K                                25

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           ARTESYN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                   (Unaudited)

                                                          Thirteen Weeks Ended
                                                         ----------------------
                                                         March 29,    March 30,
                                                           2002         2001
                                                         ---------    ---------

Sales                                                    $ 90,505     $150,274
Cost of Sales                                              79,263      125,511
                                                         --------     --------
   Gross Profit                                            11,242       24,763
                                                         --------     --------

Expenses
   Selling, general & administrative                        9,763       15,929
   Research & development                                   8,588       12,204
   Restructuring and other charges                          1,049           --
   Amortization of goodwill                                    --        1,966
                                                         --------     --------
Total Operating Expenses                                   19,400       30,099
                                                         --------     --------
Operating Loss                                             (8,158)      (5,336)
                                                         --------     --------
Other Expense
   Interest expense                                        (2,166)      (2,001)
   Interest income                                            246          370
                                                         --------     --------
                                                           (1,920)      (1,631)
                                                         --------     --------

Loss before Income Taxes                                  (10,078)      (6,967)

Benefit for Income Taxes                                   (2,721)      (2,229)
                                                         --------     --------
Net Loss                                                 $ (7,357)    $ (4,738)
                                                         ========     ========
Loss per Share
   Basic                                                 $  (0.19)    $  (0.12)
                                                         ========     ========
   Diluted                                               $  (0.19)    $  (0.12)
                                                         ========     ========

Common and Common Equivalent Shares Outstanding
   Basic                                                   38,333       38,250
   Diluted                                                 38,333       38,250

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in Thousands Except Share Data)
                                   (Unaudited)

                                                                   March 29,   December 28,
                                                                     2002          2001
                                                                   ---------   ------------
ASSETS
Current Assets
   Cash and equivalents                                            $ 85,782      $ 54,083
   Accounts receivable, net                                          61,447        72,580
   Inventories, net                                                  93,608       103,556
   Prepaid expenses and other                                         2,733         2,690
   Deferred income taxes, net                                        12,854        12,398
                                                                   --------      --------
      Total current assets                                          256,424       245,307
                                                                   --------      --------

Property, Plant & Equipment, net                                     97,146       103,291
                                                                   --------      --------

Other Assets
   Goodwill, net                                                     64,176        64,573
   Deferred income taxes, net                                        12,369        10,103
   Other assets, net                                                  4,532         3,209
                                                                   --------      --------
      Total other assets                                             81,077        77,885
                                                                   --------      --------
                                                                   $434,647      $426,483
                                                                   ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt and capital leases         $     65      $    207
   Accounts payable and accrued liabilities                          87,903        92,324
                                                                   --------      --------
      Total current liabilities                                      87,968        92,531
                                                                   --------      --------

Long-Term Liabilities
   Long-term debt and capital leases                                 69,421       100,399
   Convertible subordinated debt                                     45,695            --
   Deferred income taxes                                              6,744         6,750
   Other long-term liabilities                                        7,564         7,558
                                                                   --------      --------
      Total long- term liabilities                                  129,424       114,707
                                                                   --------      --------

   Total liabilities                                                217,392       207,238
                                                                   --------      --------

Commitments and Contingencies (Note 14)

Shareholders' Equity
   Preferred stock, par value $.01; 1,000,000 shares authorized;
      none issued or outstanding                                         --            --
   Common stock, par value $.01; 80,000,000 shares authorized;
      38,382,133 issued and outstanding in 2002
      (38,252,770 shares in 2001)                                       384           383
   Additional paid-in capital                                       128,084       122,041
   Retained earnings                                                109,046       116,403
   Accumulated other comprehensive loss                             (20,259)      (19,582)
                                                                   --------      --------
      Total shareholders' equity                                    217,255       219,245
                                                                   --------      --------
                                                                   $434,647      $426,483
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

                           ARTESYN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                         Thirteen Weeks Ended
                                                                         ---------------------
                                                                         March 29,   March 30,
                                                                           2002        2001
                                                                         ---------   ---------
Operating Activities:
   Net loss                                                              $ (7,357)   $ (4,738)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                      6,581       7,886
         Deferred income tax benefit                                       (2,721)     (1,027)
         Provision for inventory write-down                                 3,591       2,612
         Accretion of convertible subordinated debt                           425          --
         Other non-cash charges                                               152         220
   Changes in operating assets and liabilities:
         Accounts receivable                                               11,055      16,779
         Inventories                                                        6,293     (30,206)
         Prepaid expenses and other                                          (156)       (989)
         Accounts payable and accrued liabilities                          (3,093)    (19,040)
                                                                         --------    --------
Net Cash Provided by (Used In) Operating Activities                        14,770     (28,503)
                                                                         --------    --------

Investing Activities:
   Capital expenditures                                                    (1,469)    (13,523)
   Proceeds from sale of property, plant & equipment                          390          14
   Additional purchase payment relating to AzCore Technologies, Inc.         (460)         --
   Purchase of Real Time Digital, Inc., net of cash acquired                   --      (3,326)
                                                                         --------    --------
Net Cash Used in Investing Activities                                      (1,539)    (16,835)
                                                                         --------    --------

Financing Activities:
   Principal payments on debt and capital leases                          (31,099)       (526)
   Proceeds from issuance of long-term debt, net of financing fees             --      34,933
   Proceeds from issuance of subordinated convertible debt                 44,895          --
   Repurchases and retirement of common stock                                  --      (1,459)
   Proceeds from exercise of stock options                                    742         345
   Proceeds from issuance of common stock warrant                           5,105          --
   Other financing activities                                              (1,080)     (1,390)
                                                                         --------    --------
Net Cash Provided by Financing Activities                                  18,563      31,903
                                                                         --------    --------

Effect of Exchange Rate Changes on Cash and Equivalents                       (95)       (335)
                                                                         --------    --------

Change in Cash and Equivalents                                             31,699     (13,770)

Cash and Equivalents, Beginning of Period                                  54,083      34,383
                                                                         --------    --------

Cash and Equivalents, End of Period                                      $ 85,782    $ 20,613
                                                                         ========    ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                           ARTESYN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                   For the Thirteen Weeks Ended March 29, 2002
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                          Accumulated Other
                             Common Stock                                Comprehensive Loss
                           ---------------                           ---------------------------
                                                                       Foreign
                                             Additional               Currency      Changes in       Compre-
                                              Paid-In     Retained   Translation   Fair Value of     hensive
                           Shares   Amount    Capital     Earnings    Adjustment    Derivatives         Loss
                           ------   ------   ----------   --------   -----------   -------------   --------------
Balance, December 28,
2001                       38,253   $  383    $122,041    $116,403    $(19,342)        $(240)
Issuance of common stock
   under stock option
   plans                      129        1         741
Issuance of common stock
   warrant                                       5,105
Tax benefit from
   exercises of stock
   options                                         197
Net loss                                                    (7,357)                                   $(7,357)
Changes in fair  value
   of derivatives, net
   of tax provision of
   $47                                                                                   127              127
Foreign currency
   translation
   adjustment, net of
   tax benefit of
   $(297)                                                                 (804)                          (804)
                                                                                                      -------
Comprehensive loss                                                                                    $(8,034)
                           ------   ------   ----------   --------    --------         -----          =======
Balance, March 29, 2002    38,382   $  384    $128,084    $109,046    $(20,146)        $(113)
                           ======   ======   ==========   ========    ========         =====

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           Artesyn Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 29, 2002
                                   (Unaudited)

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

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position, results of operations and cash flows of Artesyn Technologies, Inc. ("Artesyn"). The results of operations for the thirteen weeks ended March 29, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year 2002. In addition, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Artesyn's 2001 Annual Report on Form 10-K.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 was effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as a change in accounting principle.

Artesyn adopted SFAS 142 in the first quarter of 2002. Artesyn has assessed goodwill impairment using a two-step approach based on reportable segments and reassessed any intangible assets, including goodwill, recorded in connection with earlier acquisitions. Artesyn's assessment has indicated that there is no impairment of goodwill or other intangibles during the first quarter of 2002. As of March 29, 2002, Artesyn had net goodwill of $64.2 million. Artesyn had recorded approximately $2.0 million of amortization of goodwill during the first quarter of 2001.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus was adopted, as required, on December 29, 2001. The adoption of SFAS 144 did not have an impact on Artesyn's consolidated financial position, results of operations or cash flows.

Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.   Inventories

The components of inventories are as follows ($000s):

                                March 29,   December 28,
                                   2002         2001
                                ---------   ------------
Raw materials                    $50,395      $ 57,684
Work-in-process                   11,766        10,802
Finished goods                    31,447        35,070
                                 -------      --------
                                 $93,608      $103,556
                                 =======      ========

3.   Property Plant & Equipment, Net

Related accumulated depreciation was $106.1 million and $102.1 million at March 29, 2002 and December 28, 2001, respectively. Depreciation expense was $6.3 million and $5.7 million for the thirteen weeks ended March 29, 2002 and March 30, 2001, respectively.

4.   Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are as follows
($000s):

                                              March 29,   December 28,
                                                 2002         2001
                                              ---------   ------------

Accounts payable                               $38,635      $35,616
Accrued liabilities:
   Compensation and benefits                    11,369       12,365
   Income taxes payable                         11,973       12,476
   Warranty reserve                              6,008        6,197
   Restructuring reserve                         3,219        5,432
   Deferred acquisition payments                 2,485        2,485
   Commissions                                   1,108        1,074
   Other                                        13,106       16,679
                                               -------      -------
                                               $87,903      $92,324
                                               =======      =======

At March 29, 2002 and December 28, 2001, other accrued liabilities consisted primarily of accruals for professional fees, consulting fees, subcontracting fees, interest, fair value of interest rate swap derivatives and other taxes.

5.   Restructuring and Related Charges

During 2001 and 2002, Artesyn implemented a plan to restructure certain of its operations as a result of the significant reduction in customer demand. The reduction in customer demand resulted in Artesyn having excess manufacturing capacity and costs. The restructuring plan is designed to address these issues and is comprised of the following elements:

     1) A realignment of Artesyn's commercial functions along customer/market lines in order to provide its customers with enhanced service.

     2) Addressing certain excess capacity and cost issues by closing several operating and administrative facilities throughout the world and consolidating their functions into other existing locations.
     3) The elimination of certain operational and administrative positions company-wide.

Pursuant to the restructuring plan, Artesyn recorded pre-tax restructuring charges of approximately $15.9 million during 2001 and approximately $1.0 million during the first quarter of 2002. The remaining restructuring accrual at March 29, 2002 is included in Accounts Payable and Accrued Liabilities in the accompanying consolidated statements of financial position. The components of this charge, along with the 2002 activity, are presented in the following table ($000s):

                               Accrued              2002 Activity               Accrued
                              Liability    -------------------------------   Liability at
                             at December   Restructur-                         March 29,
                               28, 2001    ing Charge     Cash    Non-Cash       2002
                             -----------   -----------   ------   --------   ------------
Facility closures               $3,149        $  688     $  837      $--        $3,000
Employee termination costs       2,283           361      2,425       --           219
                                ------        ------     ------      ---        ------
                                $5,432        $1,049     $3,262      $--        $3,219
                                ======        ======     ======      ===        ======

The 2002 charge for facility closures represents Artesyn's estimate of future lease commitments and buyout options after considering sublease opportunities for certain of our leased facilities in Broomfield, Colorado; Huntington Beach, California; Fremont, California; Framingham, Massachusetts; Boca Raton, Florida; Etten-Leur, The Netherlands; Edinburgh, Scotland; and Madison, Wisconsin. The remaining accrued lease liability is estimated based on contract provisions and historical and current market rates. This estimate can be materially affected by changes in market conditions. Artesyn anticipates that the closure of facilities and disposal of assets will be completed during 2002. Lease payments for the closed facilities extend into 2006. Although Artesyn is aggressively marketing these locations for subleases on acceptable terms, the ultimate time required to obtain acceptable subleases may extend beyond Artesyn's estimates.

The restructuring plan includes the termination and payment of related severance benefits for approximately 1,200 employees (700 direct labor, 300 indirect labor and 200 administrative), substantially all of which have been terminated as of March 29, 2002. The remaining payments are based on Artesyn's policies, commitments and statutory requirements and are expected to be made during 2002.

As part of ongoing restructuring efforts, Artesyn expects to record additional restructuring charges of approximately $0.3 million related to the maintenance of its vacant facilities during 2002. Including this amount, the total restructuring charges incurred related to the implementation of the restructuring plan will total approximately $17.3 million at the end of 2002. Artesyn is committed to maintaining a proper relationship between costs and customer demand. To that end, Artesyn is prepared to take additional actions to reduce its cost structure during 2002 should business conditions dictate.

6.   Acquisitions and Divestiture

Effective March 27, 2000, Artesyn acquired 100% of the capital stock of Spider Software Limited ("Spider"). Spider supplies embedded telecommunications and protocol software to the communications marketplace within Artesyn's Communications Products segment. The purchase price included approximately $33 million of fixed cash payments, of which $28 million was paid in the first quarter of 2000. Related to the remaining $5.0 million, $2.5 million was paid to the former owners of Spider on April 2, 2002, and the remaining $2.5 million will be paid March 31, 2003 and is recorded in long-term liabilities. Artesyn initially forecasted up to an additional $10 million of contingent consideration could have been earned based on Spider's ability to achieve certain earnings targets through March 2003. For the earn-out period ending March 30, 2001, an additional $1.2 million in purchase price was recorded based on Spider's results. Approximately $0.7 million of the earn-out was paid during 2001, with the remaining $0.5 million to be paid in the second quarter of 2002. No additional amount will be paid related to the earnings period ended March 31, 2002. The total contingent payment that may potentially be earned in the last earn-out period was originally forecasted to be approximately $4.5 million, although the actual amount is not subject to a cap.

In connection with the acquisition, the allocation of purchase price was as follows ($ millions):

Fair value of tangible assets acquired            $ 2.7
Liabilities assumed                                (2.2)
Goodwill                                           35.0
                                                  -----
Amount paid / accrued for Spider's common stock   $35.5

Effective August 4, 2000, Artesyn acquired 100% of the capital stock of AzCore Technologies, Inc. ("AzCore"). The purchase price consisted of a $5.8 million cash payment, net of cash acquired, made in the third quarter of 2000 and additional contingent payments of up to $8.0 million if AzCore's products meet certain milestones. A payment of $0.7 million was made to AzCore in December 2000. Additional payments were made during 2001 to the former owners of AzCore for approximately $3.3 million related to the contingent payments. In 2002, $0.5 million was paid in the first quarter pursuant to the contingent payment agreements. The remaining contingent consideration is expected to be paid in 2002 if the contingency is met. AzCore has certain products and technology that Artesyn believes compliment and enhance its current product offerings and provide significant long-term growth opportunities.

In connection with the acquisition, the allocation of purchase price was as follows ($ millions):

Fair value of tangible assets acquired   $ 0.1
Liabilities assumed                          -
Goodwill                                  10.2
                                         -----
Cash paid for AzCore's common stock      $10.3

Real-Time Digital, Inc. ("RTD") was acquired in January 2001 for approximately $3.3 million, net of cash acquired, for fixed cash payments and up to $7.0 million in contingent consideration based on certain milestones. Artesyn made the initial earn-out payment of approximately $3.0 million to the former owners of RTD in the fourth quarter of 2001. The remaining contingent consideration is expected to be paid in 2003 if the contingency is met. RTD designs systems to be used in the Voice Over IP market within Artesyn's Communications Products segment.

In connection with the acquisition, the allocation of purchase price was as follows ($ millions):

Fair value of tangible assets acquired   $0.2
Liabilities assumed                      (0.1)
Goodwill                                  6.2
                                         ----
Cash paid for RTD's common stock         $6.3

All acquisitions were accounted for under the purchase method of accounting. Accordingly, goodwill of approximately $35.0 million related to Spider, $10.2 million related to AzCore and $6.2 million related to RTD was recorded, representing the excess of the purchase price over the estimated fair value of the net assets acquired and transaction costs. Through December 28, 2001, the goodwill related to the Spider, AzCore and RTD transactions was being amortized on a straight-line basis over a period of six, twenty and ten years, respectively.

During the fourth quarter of 2001, Artesyn sold its repair and logistics business, Artesyn Solutions, Inc., to Solectron Global Services, Inc. The results of operations of the acquired companies have been included in Artesyn's consolidated financial statements from the date of acquisition and, in the case of Artesyn Solutions, up to the date of the divestiture. Results for all periods presented were not materially different from those after taking into account the effect of the acquisitions and divestiture.

7.   Income Taxes

Income taxes reflect federal, state, and foreign taxes. The effective income tax rate on pretax loss differs from that computed using the United States federal statutory rate for the following reasons:

                                                  For the Thirteen Weeks Ended
                                                  ----------------------------
                                                      March 29,   March 30,
                                                        2002        2001
                                                      ---------   ---------
U.S. federal statutory tax rate                          35.0%      35.0%
Amortization of goodwill                                   --        3.2
Foreign tax effects                                     (12.8)      (8.9)
State income tax effect, net of federal benefit           3.6        0.7
Other                                                     1.2        2.0
                                                        -----       ----
Effective tax rate                                       27.0%      32.0%
                                                        =====       ====

8.   Comprehensive Loss

The components of Artesyn's comprehensive loss are as follows (000's):

                                     For the Thirteen Weeks Ended
                                     ----------------------------
                                         March 29,   March 30,
                                           2002        2001
                                         ---------   ---------
Net loss                                  $(7,357)    $(4,738)
                                          -------     -------
Foreign currency translation
   adjustment                              (1,101)     (6,737)
Cumulative effect of accounting
   change for derivatives                      --       1,380
Effect of changes in fair value of
   derivatives                                174      (1,711)
Tax benefit                                   250       2,261
                                          -------     -------
                                             (677)     (4,807)
                                          -------     -------
Comprehensive loss                        $(8,034)    $(9,545)
                                          =======     =======

9.   Loss Per Share

The following data show the amounts used in computing earnings per share ("EPS") and the effects on income and the weighted-average number of shares of potential dilutive common stock. The reconciliation of the numerator and denominator of the EPS calculation is presented below (000's except per share data):

                                                For the Thirteen Weeks Ended
                                                ----------------------------
                                                   March 29,   March 30,
                                                     2002         2001
                                                   ---------   ---------
Basic EPS
   Net loss                                         $(7,357)    $(4,738)
                                                    -------     -------
   Weighted average shares                           38,333      38,250
                                                    -------     -------

   Per share - Basic                                $ (0.19)    $ (0.12)
                                                    =======     =======

Diluted EPS
   Net loss                                         $(7,357)    $(4,738)
                                                    -------     -------
   Weighted average shares                           38,333      38,250

   Effect of dilutive items -  Stock options             --          --
                                                    -------     -------
                                                     38,333      38,250
                                                    -------     -------
   Per share -  Diluted                             $ (0.19)    $ (0.12)
                                                    =======     =======

Anti-dilutive weighted options                        4,369       3,052
                                                    =======     =======

The above options to purchase shares of common stock were not included in computing diluted loss per share because their inclusion would be anti-dilutive for the respective periods.

10.  Derivative Financial Instruments

Artesyn utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate debt obligations. As of March 29, 2002, Artesyn had three interest rate swap agreements, one of which will mature in the second quarter of 2002, with a total notional amount of $13.8 million effectively fixing the rate on a like amount of variable rate borrowings. Artesyn adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, at the beginning of fiscal 2001. SFAS No. 133 requires the transition adjustment resulting from adopting these statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, Artesyn recorded a cumulative transition adjustment upon adoption of approximately $0.9 million to reduce Accumulated Other Comprehensive Loss to recognize the fair value of its interest rate swap derivative instruments as of the date of adoption. Artesyn recorded the subsequent change in fair value of the interest rate swap derivatives as an increase in Accumulated Other Comprehensive Loss of approximately $0.1 million for the thirteen weeks ended March 29, 2002 and $1.1 million for the thirteen weeks ended March 30, 2001.

Artesyn recognizes all derivatives on the balance sheet at estimated fair value that total a liability of approximately $0.1 million as of March 29, 2002 and is included in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Statements of Financial Condition. Changes in the estimated fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. There was no significant hedge ineffectiveness for the existing derivative instruments for the thirteen weeks ended March 29, 2002 and March 30, 2001.

11.  Business Segments and Geographic Information

Artesyn is organized in two industry segments, Power Conversion and Communications Products. Power Conversion is engaged in the business of designing and manufacturing power supplies and power conversions products for the communications, wireless, transmission and computing markets. Those same markets are serviced by the Communications Products segment, which provides WAN interfaces, CPU boards, DSP solutions and protocol stacks. Artesyn sells products directly to Original Equipment Manufacturers and also to a network of industrial and retail distributors throughout the world. Arteysn's principal markets are in the United States, Europe and Asia-Pacific, with the United States and Europe being the largest based on sales. Sales are in U.S. dollars and certain European currencies. "Other" below represents the results of Artesyn Solutions, Inc., which was sold during 2001.

The table below presents information about reported segments ($000s):

                                         For the Thirteen Weeks Ended
                                         ---------------------------
                                             March 29,   March 30,
                                               2002        2001
                                             ---------   ---------
Sales
     Power Conversion                         $80,136    $121,179
     Communications Products                   10,369      15,921
     Other                                         --      13,174
                                              -------    --------
          Total                               $90,505    $150,274
                                              =======    ========

Operating Loss
     Power Conversion                         $(8,001)   $ (5,154)
     Communications Products                     (157)       (862)
     Other                                         --         679
                                              -------    --------
          Total                               $(8,158)   $ (5,336)
                                              =======    ========

                                           As of March   As of December
                                            29, 2002        28, 2001
                                           -----------   --------------
 Assets
     Power Conversion                       $326,179        $332,437
     Communications Products                  60,717          62,698
     Corporate                                47,751          31,348
                                            --------        --------
          Total                             $434,647        $426,483
                                            ========        ========

12.  Revolving Credit Agreement

On January 23, 2001, Artesyn entered into a revolving credit agreement with a syndicate of banks for a three-year, multi-currency, $275 million credit facility. The revolving facility, which expires on March 31, 2004, replaced a previous $200 million credit facility. On January 23, 2001, $91.7 million in existing loans under the previous credit agreement were repaid from borrowings under the new revolving credit facility. As of September 28, 2001, Artesyn was not in compliance with the restrictive covenants contained in the credit facility. Artesyn obtained waivers through January 15, 2002 for the September 2001 financial covenant tests. On January 15, 2002, Artesyn amended its credit facility and the restrictive covenants to take into account the reduced customer demand. The amended restrictive covenants require, among other things, Artesyn to maintain a certain minimum liquidity, and limits the purchase, transfer and distribution of certain assets. Artesyn was in compliance with the amended covenants at March 29, 2002. The credit facility was also reduced to $85 million and is secured by certain assets.

The amended credit agreement provides for various interest rate options on the facility initially based on the London Interbank Offer Rates plus 2.5% and includes a fee of 0.5% on the unused balance, and a 0.25% utilization fee when the line is more than 50% drawn. Any outstanding amounts under the credit facility are due on March 31, 2004. On April 26, 2002, the balance on the revolving credit facility was $69.4 million.

13.  Finestar Transaction

On January 15, 2002, Artesyn received an investment by Finestar International Limited, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component, and video display manufacturer and one of Artesyn's competitors. The transaction, for which the net proceeds were approximately $49.5 million, included the issuance of a five-year convertible note, which carries a 3% interest rate and is convertible into common stock at the option of Finestar at $11.00 per share. The transaction also grants certain registration rights and a warrant to purchase an additional 1.55 million shares of Artesyn's common stock at $11.50 per share. Approximately $5.1 million of the value of the transaction was assigned to the warrant and is reflected in Additional Paid-in Capital. The difference between the debt recorded and the face amount of the debt will be accreted over the useful life of the transaction as an adjustment to interest expense. Approximately $24 million of the net proceeds were used to reduce the outstanding balance on Artesyn's senior revolving debt, with the remaining funds to be used for general corporate purposes. Both parties have the right to redeem the note after three years.

14.  Legal Proceedings

On February 8, 2001, VLT, Inc. and Vicor Corporation filed a suit against Artesyn in the United States District Court of Massachusetts alleging that Artesyn has infringed and is infringing on U.S. Reissue Patent No. 36,098 entitled "Optimal Resetting of The Transformer's Core in Single Ended Forward Converters." VLT and Vicor have alleged that they are, respectively, the owner and licensee of such patent and that Artesyn has manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. The patent applies to sales of products that included the technology in question from the middle of 1996 through a portion of the first quarter of 2002. The suit requests that Artesyn pay damages, including royalties, lost profits, interest, attorney's fees and increased damages of up to three times the amount found or assessed. Artesyn has challenged the validity of the patent and has denied the claims of the infringement. The parties are currently in litigation discovery and no trial date has yet been set. Although Artesyn believes it has a strong defense to the claims asserted by VLT and Vicor, if Artesyn is found liable to pay all of the damages requested by VLT and Vicor, such a payment could have a material adverse effect on Artesyn's business, operating results and financial condition. The matter has not progressed to the point where any determination of the outcome can be reasonably estimated.

The claims against us relating to the patent in dispute involve compensation for sales recorded prior to the expiration of the patent, which occurred in early February 2002. Management believes no future sales related to this patent are at risk.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the consolidated financial statements and notes included in this quarterly report on Form 10-Q. With the exception of historical information, the matters discussed below may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. We caution readers that a number of important factors, including those identified in the section entitled Risk Factors that May Affect Future Results in our most recently filed annual report on Form 10-K, as well as factors discussed in other reports filed with the Securities and Exchange Commission, could affect our actual results and cause them to differ materially from those expressed in the forward-looking statements.

Critical Accounting Policies

We have identified the accounting policies outlined below as fundamental to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 in our most recently filed annual report on Form 10-K. The preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure you that actual results will be the same as our estimates.

Revenue recognition and accounts receivable

We recognize revenue and the related cost of sales as products are shipped and title is passed to the customer or as services are provided. Provisions for estimated returns and sales allowances are established concurrently with the recognition of revenue and are based on a variety of factors including actual return and sale allowance history and projected economic conditions. We regularly monitor customer inventory levels and make adjustments to these provisions when management believes actual product returns or other allowances may differ from established reserves. While actual return and allowance rates have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same rates we have in the past. Any significant increase in returns or sales allowances could have a material adverse impact on our operating results for the period or periods in which such increases materialize.

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and a customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we can not guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our accounts receivable balance as of March 29, 2002 was $61.4 million, net of allowances of $3.7 million.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the following twelve months. As demonstrated during 2001 and the first quarter of 2002, demand for our products can fluctuate significantly over a short period of time. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Warranties

We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer purchase agreement. Our standard warranties require us to repair or replace defective products returned to us during such warranty period at no cost to the customer. We record an estimate for warranty related costs based on our actual historical return rates and repair costs at the time of sale. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product return rates, or a significant increase in the costs to repair our products, could have a material adverse impact on our operating results for the period or periods in which such returns or additional costs occur.

Goodwill

We adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" in the first quarter of 2002. With the adoption of SFAS 142, we assessed goodwill impairment using a two-step approach based on reportable segments and reassessed any intangible assets, including goodwill, recorded in connection with earlier acquisitions. We had recorded approximately $2.0 million of amortization of goodwill during the first quarter of 2001 and would have recorded approximately $2.0 million of amortization during the first quarter of 2002. In lieu of amortization, we have performed an initial impairment review of our goodwill in 2002, and we will perform an annual impairment review thereafter. Our initial impairment review indicated that we did not have an impairment in the value of the goodwill we currently have recorded. Although there is no impairment, the adoption of SFAS 142 will effect our operating results in future periods due to the exclusion of the amortization of goodwill, which was significant in previous periods.

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

Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income or loss by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. The net deferred tax asset as of March 29, 2002 was $18.5 million, net of the valuation allowance.

Results of Operations

For the Thirteen Weeks Ended March 29, 2002 compared to the Thirteen Weeks Ended March 30, 2001

Sales. Sales for the first quarter of fiscal year 2002 were $90.5 million, compared to $150.3 million for the first quarter of fiscal year 2001, a decrease of $59.8 million or 40%. During 2001, we experienced a significant reduction in demand from many of our major customers. The market demand for our products deteriorated throughout 2001 and continued to deteriorate in the first quarter of fiscal 2002. The decrease in customer demand remains the primary reason for the decrease in revenue in comparison with the comparable period in 2001 (approximately $47.0 million). In addition, the comparison of revenue is further negatively affected by the sale of our former subsidiary, Artesyn Solutions, Inc., in the fourth quarter of 2001, which recorded $13.2 million of revenue in the first quarter of 2001.

Our current expectation is that, for the near term, revenue will continue to be significantly below the levels experienced in fiscal year 2001 until end-user demand improves and our customers reduce their own current inventory levels, both of which are very uncertain. In the second quarter of 2002, we anticipate demand levels to be consistent with those recorded in the first quarter of 2002. Our current quarterly projections indicate a modest increase in demand levels in the second half of 2002 in comparison with the first quarter. However, due to the recent volatility in the market and the overall state of the industry, no assurances can be given on the level of customer demand.

The amount of orders recorded in the first quarter of 2002 significantly decreased from the level recorded in the first quarter of 2001. The level of orders recorded and the backlog has been significantly impacted by the overall reduction in customer demand. In the first quarter of fiscal 2002, we recorded $87.4 million of orders and maintained a backlog of $89.1 million. In the first quarter of fiscal 2001, we recorded $113.1 million of orders and maintained a balance in backlog of $189.8 million. Backlog consists of purchase orders on hand having delivery dates scheduled within the next six months.

Gross Margin. Gross margin for the first quarter of fiscal year 2002 decreased to $11.2 million (or 12.4% of sales) compared to $24.8 million (or 16.5% of sales) for the first quarter of fiscal year 2001, a difference of $13.6 million or 55%. The decrease in absolute gross margin is primarily due to the reduction in revenue in the first quarter of 2002 in comparison with the first quarter of 2001 (approximately $8.0 million). In addition, the gross margin in the first quarter of fiscal 2002 was further negatively affected by the exclusion of Artesyn Solutions, Inc. During the first quarter of fiscal 2001, Artesyn Solutions, Inc. contributed approximately $3.0 million in consolidated gross margin. The remaining amount of change in gross margin was attributable to manufacturing inefficiencies and product mix.

Gross margin is expected to improve sequentially from the first quarter of 2002 as we realize the full impact of cost reductions previously implemented. However, we will not experience a material improvement in gross margin as a percent of revenue unless revenue increases over the levels recorded in the first quarter of 2002, allowing for greater utilization of capacity.

During 2001 and 2002, we initiated company-wide cost savings measures to match our level of expenses with the reduced level of demand for our products. The result of these measures is the restructuring plan discussed in "Restructuring and Related Charges" below. As part of the restructuring plan, we closed several manufacturing, engineering and administrative facilities worldwide, including our Oberhausen, Germany manufacturing facility in the first quarter of 2002. All functions provided by these facilities have been consolidated into other facilities throughout the world. The cost reduction initiatives implemented in both operating segments included factory work force reductions, shortened work weeks and restrictions on discretionary spending. We are committed to aligning our cost structure with current customer demand. To that end, if we feel it is necessary to make additional cost reductions during 2002 due to the continuing industry slowdown, we are prepared to do so.

Operating Expenses. Selling, general and administrative expenses were $9.8 million (or 11% of sales) in the first quarter of fiscal year 2002 compared to $15.9 million (or 11% of sales) for the comparable prior year period, a reduction of $6.1 million or 38%. In response to the significant decrease in customer demand we continue to experience, we have implemented several cost savings plans to reflect our reduced level of revenue. When it was determined that our costs and infrastructure were in excess of requirements to support near term levels of customer demand, we took steps, which are discussed below in "Restructuring and Related Charges", to reduce infrastructure and personnel to maintain the proper relationship between operating expenses and revenue. These steps included closure of engineering and administrative facilities and headcount reductions. These cost saving initiatives are the primary reasons behind the dollar reductions in selling, general and administrative expenses in the first quarter of 2002 in comparison to the applicable period in 2001. In addition, approximately $1.7 million of the decrease in operating expenses is attributable to the exclusion of Artesyn Solutions, Inc. in the first quarter of 2002. These are also the primary reasons that selling, general and administrative expenses are expected to decrease in 2002, on an actual dollar basis, in comparison with the applicable 2001 periods, especially for the first half of the year.

Research and development expenses totaled $8.6 million, or 9% of sales, in the first quarter of 2002 compared to $12.2 million, or 8% of sales, for the comparable period in 2001, a reduction of $3.6 million or 30%. While we have reduced our research and development expenses to maintain an appropriate relationship with revenue, we will maintain our commitment to invest in research and development activities. The timely introduction of new technology and products will continue to be an integral component of our competitive strategy. We expect the level of research and development expenses to continue, on an actual dollar basis, to be consistent with the level recorded in the first quarter of 2002.

Amortization of Goodwill. During the first quarter of 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS 142, goodwill will no longer be subject to amortization but is subject to an annual impairment test. We will not record amortization expense related to goodwill in the first quarter of 2002, or in any subsequent period, unless an impairment exists.

Restructuring and Related Charges. During 2001 and 2002, we implemented a plan to restructure our operations as a result of the significant reduction in customer demand. The reduction in customer demand resulted in our having excess manufacturing capacity and costs. The restructuring plan is designed to address these issues and is comprised of the following elements:

     1) A realignment of our commercial functions along customer/market lines in order to provide enhanced customer service.
     2) Addressing excess capacity and cost issues by closing several operating and administrative facilities throughout the world and consolidating their functions into other existing locations.
     3) The elimination of operational and administrative positions company-wide.

Pursuant to our restructuring plan, we recorded a pre-tax restructuring charge of approximately $15.9 million during 2001 and approximately $1.0 million during the first quarter of 2002. The remaining restructuring accrual at March 29, 2002 is included in Accounts Payable and Accrued Liabilities in the accompanying consolidated statements of financial position. The components of this charge, along with the 2002 activity, are presented in the following table ($000s):

                               Accrued               2002 Activity               Accrued
                              Liability    ---------------------------------   Liability at
                             at December   Restructuring                        March 29,
                              28, 2001        Charge        Cash    Non-Cash       2002
                             -----------   -------------   ------   --------   ------------
Facility closures              $3,149         $  688       $  837     $--         $3,000
Employee termination costs      2,283            361        2,425      --            219
                               ------         ------       ------     ---         ------
                               $5,432         $1,049       $3,262     $--         $3,219
                               ======         ======       ======     ===         ======

The 2002 charge for facility closures represents our estimate of future lease commitments and buyout options after considering sublease opportunities for certain of our leased facilities in Broomfield, Colorado; Huntington Beach, California; Fremont, California; Framingham, Massachusetts; Boca Raton, Florida; Etten-Leur, The Netherlands; Edinburgh, Scotland; and Madison, Wisconsin. The remaining accrued lease liability is estimated based on contract provisions and historical and current market rates. This estimate can be materially affected by changes in market conditions. We anticipate that the closure of facilities and disposal of assets will be completed during 2002. Lease payments for the closed facilities extend into 2006. Although we are aggressively marketing these locations for subleases on acceptable terms, the ultimate time required to obtain acceptable subleases may extend beyond our estimates.

The restructuring plan includes the termination and payment of related severance benefits for approximately 1,200 employees (700 direct labor, 300 indirect labor and 200 administrative), substantially all of which have been terminated as of March 29, 2002. The remaining terminations and associated payments are based on our policies, commitments and statutory requirements and are expected to be made during 2002.

As part of ongoing restructuring efforts, we expect to record additional restructuring charges of approximately $0.3 million related to the maintenance of our vacant facilities during 2002. Including this amount, the total restructuring charges incurred related to the implementation of the restructuring plan will total approximately $17.3 million at the end of 2002. We are committed to maintaining a proper relationship between costs and customer demand. To that end, we are prepared to take additional actions to reduce our cost structure during 2002 should business conditions dictate.

Interest Expense, net. Net interest expense increased to $1.9 million in the first quarter of fiscal year 2002 from $1.6 million in the first quarter of fiscal year 2001, an increase of 18%. The increase is primarily the result of an increase in net borrowings in the period in comparison with the amount outstanding in the first quarter of 2001. At the end of the first quarter of 2001, the outstanding balance of Long-Term Debt and Capital Leases was approximately $108.1 million. At the end of the first quarter of 2002, the amount of Long-Term Debt and Capital Leases was approximately $115.2 million. The amount in 2002 includes the Convertible Subordinated Debt resulting from the issuance to Finestar International Limited discussed below. In addition, accretion resulting from the assignment of part of the value of the Finestar transaction to the warrant also contributed to the increase in Interest Expense, net in comparison with the same quarter in 2001.

During December 2001, we sold our repair and logistics business, Artesyn Solutions, Inc. to Solectron Global Services, Inc. for $33.5 million. A substantial portion of the net proceeds was used to pay down our senior debt.

On January 15, 2002, we received a $50.0 million investment from Finestar International Limited, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component and video display manufacturer and one of our competitors. The $50.0 million investment was made through the issuance of a five-year subordinated convertible note and a warrant to purchase 1,550,000 shares of our common stock. A substantial portion of the cash received from the transaction with Finestar International was used to pay down our senior debt. Interest expense in future periods will include interest and accretion related to the instruments issued in connection with this transaction. Both parties have the right to redeem the note after three years.

In the first quarter of 2002, we amended our credit agreement. The amendment includes, among other things, higher interest rates for the borrowings outstanding compared to the previous version of the credit agreement, and revised financial covenants. We are in compliance with all such covenants as of March 29, 2002. After taking into account all the factors affecting interest expense, net, we believe the amount recorded in 2002 will be consistent with the levels experienced in fiscal 2001.

Benefit for Income Taxes. In the first quarter of 2002, a benefit for income taxes of 27% of the pretax loss was recorded compared to a tax benefit of 32% of pretax loss recorded in the first quarter of fiscal year 2001. The change in our effective tax rate is primarily attributable to the expected geographic distribution of losses in 2002. If our current forecasts hold true, we would expect the tax rate recorded in the first quarter of 2002 to be consistent through the rest of 2002.

Net Loss. Net loss for the first quarter of fiscal year 2002 was $7.4 million, or $0.19 per diluted share, compared to net loss of $4.7 million, or $0.12 per diluted share, for the comparable year-ago quarter. The reduction is primarily the result of the significant reduction in customer demand we continue to experience offset by reductions in Cost of Sales and Operating Expenses as discussed above.

Power Conversion

Financial performance for the entire Power Conversion segment was significantly affected by the continued erosion of customer demand, especially with our telecommunications and wireless customers.

First quarter revenue from the Power Conversion segment was $80.1 million, a decrease of $41.1 million or 34% from the $121.2 million recorded in the comparable prior year period. Quarterly revenue for our Power Conversion division for the remainder of 2002 is projected to modestly increase in comparison with the amount recorded in the first quarter.

The operating loss recorded for our Power Conversion division also increased in the first quarter of 2002 due primarily to the reduction in demand. In the first quarter of 2002, operating losses for Power Conversion were $8.0 million compared to $5.2 million in the first quarter of 2001, an increase of $2.8 million or 55%. The increase in the loss can be attributed to the drop in volume ($5.0 million) and the inclusion of Restructuring Charges ($1.0 million) offset by decreases in Operating Expenses and the exclusion of amortization expense ($0.5 million).

Communications Products

Sales for our Communications Products division for the first quarter of 2002 were $10.4 million compared to $15.9 million in the first quarter of 2001, a decrease of $5.5 million or 35%. The decrease in revenue is the result of the continued decrease in demand, especially in the telecommunications market sector. It is our current expectation that the level of revenue from our Communications Products division will be lower in the second quarter of 2002 in comparison with the first. The Communications Products forecast is dependent on growth in our customers' end markets and a reduction in our customers' levels of inventory.

The operating loss recorded for our Communications Products division in the first quarter of 2002 decreased in comparison with the same period in 2001, due primarily to the exclusion of goodwill amortization in 2002 (approximately $1.5 million) and reductions in Operating Expenses offset by the drop in volume. Communications Products operating loss in the first quarter of 2002 was $0.2 million compared to $0.9 million in the first quarter of 2001.

Liquidity and Capital Resources

At March 29, 2002, our cash and equivalents increased to $85.8 million from $54.1 million on December 28, 2001. This increase was primarily attributable to the issuance of a five-year subordinated convertible note and a warrant to Finestar International in January 2002. The cash balance was also favorably impacted by decreases in the balances of both Accounts Receivable and Inventory in comparison with the end of the year.

On January 15, 2002, we received an investment by Finestar International Limited, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component and video display manufacturer and one of our competitors. The transaction, for which the net proceeds were approximately $49.5 million, included the issuance of a five-year convertible note which carried a 3% interest rate and an $11.00 conversion price. The agreement also contains certain registration rights and a warrant to purchase an additional 1.55 million shares of our common stock at $11.50 per share. Approximately $24 million of the net proceeds were used to pay down the balance on our senior revolving debt, with the remaining funds to be used for general corporate purposes. Both parties have the right to redeem the note after three years.

As of September 28, 2001, we were not in compliance with the restrictive covenants contained in the credit facility in effect at the time. We obtained waivers through January 15, 2002 for the September 2001 financial covenant tests. On January 15, 2002, we amended our credit facility and changed the restrictive covenants to take into account our new business conditions. The amended credit agreement contains restrictive covenants that, among other things, require us to maintain a certain minimum liquidity, and limits the purchase, transfer and distribution of certain assets. We are in compliance with these amended covenants as of March 29, 2002. The credit facility was also reduced to $85 million and is secured by certain assets.

Cash provided by operations was $14.8 million for the thirteen weeks ended March 29, 2002 compared with cash used in operations of $28.5 million in the same period in fiscal year 2001. Cash from operations was positively impacted by significant decreases in our Inventories and Accounts Receivable in the period, offset by an increase in our net loss. We expect a continued decline in our Inventory balance during 2002 as we match our inventory requirements with our level of business activity. The balance in Accounts Receivable, which decreased in the period due to the decrease in our level of business activity and improved collections, will continue to fluctuate based on our level of revenue.

Capital expenditures for the first quarter of fiscal year 2002 totaled $1.5 million, primarily for the maintenance and upgrade of existing manufacturing equipment. We expect capital expenditures to increase slightly during the remaining quarters of 2002 in comparison with the first quarter due to the maintenance and technology requirements necessary for efficient production of specific key products. However, we anticipate that the capital expenditures will continue to be significantly below the levels experienced in 2001 until business conditions improve.

A deferred payment related to the purchase of Spider Software Limited, or Spider, was made in the second quarter of 2002 for approximately $2.5 million. This payment is considered deferred purchase price and was not contingent upon Spider's performance. The final deferred payment of $2.5 million related to the acquisition of Spider will be made on March 31, 2003.

Additionally, the second of Spider's contingent earnings period ended on March 31, 2002. Based on Spider's results, no contingent consideration will be paid related to this earnings period. The third and final earn-out period will end on March 31, 2003. We originally forecasted a potential earn-out payment for the third period of approximately $4.5 million based on Spider's anticipated results, although the actual amount is not subject to a cap. For the earn-out period ended March 30, 2001, an additional $1.2 million in purchase price was recorded based on Spider's results.

AzCore Technologies, Inc. was acquired in August 2000 for approximately $5.8 million of fixed cash payments and up to $8.0 million in contingent consideration based on certain milestones through fiscal years 2001 and 2002. Through the end of 2001, several of these milestones had been reached and approximately $4.0 million in contingent consideration had been paid. In the first quarter of 2002, an additional $0.5 million contingent payment was made. The remaining amount of the contingent consideration will be paid in 2002 if the contingency is met.

Real-Time Digital, or RTD, was acquired in January 2001 for approximately $3.3 million, net of cash acquired, of fixed cash payments and up to $7.0 million in contingent consideration based on certain milestones. We made the initial earn-out payment of $3.0 million to the former owners of RTD in the fourth quarter of 2001. The remaining contingent consideration of $4.0 million is expected to be paid in 2003 if the contingency is met.

During the fourth quarter of 2001, we sold our repair and logistics business, Artesyn Solutions Inc., to Solectron Global Services Inc., a subsidiary of Solectron Corporation, for approximately $33.5 million. A substantial portion of the net proceeds from the sale were used to reduce our balance on the senior revolving credit facility.

Net cash provided by financing activities was $18.6 million for the first quarter of fiscal 2002. This amount includes the net proceeds from the transaction with Finestar International, offset by the amount of debt repaid pursuant to the same transaction. As of April 26, 2002, the balance on the revolving credit agreement was approximately $69.4 million.

On January 23, 2001, we entered into a revolving credit agreement with a syndicate of banks that provided a three-year, multi-currency, $275 million credit facility. The revolving facility, which expires on March 31, 2004, replaced our previous $200 million credit facility. On January 23, 2001, $91.7 million in existing loans under the previous credit agreement were repaid from borrowings under the new revolving credit facility. In January 2002, the facility was amended as discussed above.

Based on current expectations and business conditions, we believe our cash and equivalents, available credit line, cash generated from operations and other financing activities are expected to be adequate to meet working capital requirements, capital expenditure requirements, debt and capital lease obligations, contingent payments related to acquisitions, and operating lease commitments for the next twelve months. We currently expect that these sources will also be adequate to fulfill our long-term capital requirements. During 2004, the amounts outstanding on our current revolving credit agreement will come due. At that time, we will need to put new financing in place to cover the amounts outstanding. If financing cannot be arranged, we would be forced to look to alternative sources to retire the amounts outstanding, and we cannot be certain that such financing would be available at all or on terms favorable to us.

Recent Accounting Pronouncements

We utilize interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of our variable rate debt obligations. As of March 29, 2002, we had three interest rate swap agreements with a total notional amount of $13.8 million effectively fixing the rate on a like amount of variable rate borrowings. We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, at the beginning of fiscal year 2001. SFAS No. 133 requires the transition adjustment resulting from adopting these statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, we recorded a cumulative transition adjustment upon adoption of approximately $0.9 million, net of income taxes, to reduce Accumulated Other Comprehensive Loss to recognize the fair value of our interest rate swap derivative instruments. Accordingly, the adoption of SFAS No. 133 was not material. We recorded the subsequent change in fair value of the interest rate swap derivatives as an increase in Accumulated Other Comprehensive Loss of approximately $0.1 million for the thirteen weeks ended March 29, 2002 and $1.1 million for the thirteen weeks ended March 30, 2001.

We recognize all derivatives on the balance sheet at estimated fair value. Such derivatives total a liability of approximately $0.1 million as of March 29, 2002 and are included in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Statement of Financial Condition. Changes in the estimated fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within interest income or expense. There was no significant hedge ineffectiveness for the existing derivative instruments for the quarter ended March 29, 2002.

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

We adopted SFAS No. 142 in the first quarter of 2002. We have assessed goodwill impairment using a two-step approach based on reportable segments and reassessed any intangible assets, including goodwill, recorded in connection with our previous acquisitions. Our assessment has indicated that we have no impairment of assets during the first quarter of 2002. As of March 29, 2002, we had net goodwill of $64.2 million. We had recorded approximately $2.0 million of amortization of goodwill during the first quarter of 2001.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus was adopted, as required, on December 29, 2001. The adoption of SFAS 144 did not have an impact on our consolidated financial position, results of operations or cash flows.

Conversion to the Euro Currency

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The legacy currencies of the participating European Union members remained legal tender in the participating countries for the transition period from January 1, 1999 through January 1, 2002. On January 1, 2002, the participating countries issued new euro-denominated bills and coins for use in cash transactions. Legacy currencies will no longer be legal tender for any transactions beginning July 1, 2002, making conversion to the euro complete. We have assessed and addressed the issues involved with the introduction of the euro including converting information technology systems; reassessing currency risk; negotiating and amending licensing agreements and contracts; and processing tax and accounting records. The introduction and use of the euro has not materially affected our foreign exchange and hedging activities or use of derivative instruments. While we will continue to evaluate the impact of the euro's introduction over time, based on currently available information, we do not believe that the introduction of the euro currency will have a material adverse impact on the financial condition or overall trends in results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage exposure to changes in interest rates and fluctuations in the value of foreign currencies using a variety of derivative financial instruments. We manage interest rate risk on our variable rate debt instruments through use of interest rate swaps pursuant to which we exchange our floating rate interest obligations for fixed rates. The fixing of the interest rates offsets our exposure to the uncertainty of floating interest rates during the term of the loans.

We have significant assets and operations in Europe and Asia and, as a result, our financial performance could be affected by significant fluctuations in foreign exchange rates. To mitigate potential adverse trends, our operating strategy takes into account changes in exchange rates over time. Accordingly, we may enter into various forward contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The principal currency to be hedged is the euro. As of March 29, 2001, we had no outstanding foreign currency forward exchange contracts.

It is our policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet our objectives as stated above. We do not enter into foreign currency or interest rate transactions for speculative purposes.

Forward Looking Statements

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on our current expectations with respect to future sales, operating efficiencies, research and development expenditures, growth and working capital needs. Such statements involve risks and uncertainties which may cause actual results to differ materially from those set forth in these forward-looking statements. Factors that might affect such forward-looking statements include, among others, general economic conditions, growth and changes in the power supply and communications industries, changes in customer mix, competitive factors and pricing pressures, changes in product mix, the timely development and acceptance of new products, the availability of components used in the manufacture of products, the ability to attract and retain customers including new Original Equipment Manufacturer communications customers, the ability to attract and retain personnel, inventory risks due to shifts in market demand, changes in absorption of manufacturing overhead, domestic and foreign regulatory approvals and other risks described in our various reports filed with the SEC. Any forward-looking statements included in this Form 10-Q are made as of the date hereof, based on information available to Artesyn as of the date hereof, and Artesyn assumes no obligation to update any forward-looking statements.

                           PART II. OTHER INFORMATION

Item 5. Other Information

On January 25, 2002, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission. The Registration Statement was filed to register for resale the 6,095,454 shares of our common stock underlying the convertible subordinated note and common stock warrant issued to Finestar International Limited. On May 3, 2002, the Commission declared the Registration Statement effective.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     Exhibit No.
     -----------

     10.1 Waiver of selected entitlements related to Registration Rights Agreement by and between Artesyn Technologies, Inc., a Florida corporation, and Finestar International Limited, a British Virgin Islands corporation.

(b) Reports on Form 8-K

     During 2002, we filed the following current reports on Form 8-K:

          a) On January 24, 2002, we announced we had received a strategic investment from an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics. We also announced we had restructured our credit facility.

          b) On April 5, 2002, we announced additional guidance regarding our financial results for the first quarter of 2002.

          c) On April 18, 2002, we announced our financial results for the first quarter of 2002.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Artesyn Technologies, Inc.
                                             --------------------------
                                                    (Registrant)


Date:  May 8, 2002                                  By: /s/Richard J. Thompson.
                                                        ------------------------
                                                        Richard J. Thompson
                                                        Vice President Finance
                                                        Chief Financial Officer

                             EXHIBIT INDEX

----------------------   -------------------------------------------------------
      Exhibit No.                            Description
----------------------   -------------------------------------------------------
        10.1             Waiver of selected entitlements related to Registration
                         Rights Agreement by and between Artesyn Technologies,
                         Inc., a Florida corporation, and Finestar International
                         Limited, a British Virgin Islands corporation. (Report
                         Dated January 15, 2002).
----------------------   -------------------------------------------------------