Form 10-Q
period 2002-06-28
ARTESYN TECHNOLOGIES INC
filed 2002-08-12
CIK 23071

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 2002
                                                 -------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                      ---

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of July 26, 2002 was 38,382,133 shares.

================================================================================

                           Artesyn Technologies, Inc.

                               Index to Form 10-Q

                                                                                        Page
                                                                                       Number
                                                                                       ------
PART I.           Financial Information

Item 1.           Condensed Consolidated Financial Statements (unaudited):

                  Statements of Operations - For the Thirteen and Twenty-Six
                  Weeks Ended June 28, 2002 and June 29, 2001                              3

                  Statements of Financial Condition - June 28, 2002
                  and December 28, 2001 (audited)                                          4

                  Statements of Cash Flows - For the
                  Twenty-Six Weeks Ended June 28, 2002 and June 29, 2001                   5

                  Statement of Shareholders' Equity and Comprehensive
                  Loss - For the Twenty-Six Weeks Ended
                  June 28, 2002                                                            6

                  Notes to Condensed Consolidated Financial
                  Statements                                                            7-14

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                  15-24

Item 3.           Quantitative and Qualitative Disclosures About Market Risk              25


PART II.          Other Information

Item 4.           Submission of Matters to a Vote of Security Holders                     26

Item 5.           Other Information                                                       26

Item 6.           Exhibits and Reports on Form 8-K                                        26

Signature

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           ARTESYN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                   (Unaudited)

                                              Thirteen Weeks        Twenty-Six Weeks
                                                   Ended                 Ended
                                           -------------------   --------------------
                                           June 28,  June 29,    June 28,   June 29,
                                             2002      2001        2002       2001
                                           --------  ---------   ---------  ---------
Sales                                      $ 90,895  $ 127,716   $ 181,400  $ 277,991
Cost of sales                                78,861    118,239     158,124    243,750
                                           --------  ---------   ---------  ---------
Gross profit                                 12,034      9,477      23,276     34,241
                                           --------  ---------   ---------  ---------

Expenses:
  Selling, general & administrative           8,831     15,438      18,594     31,366
  Research & development                      8,276     11,507      16,863     23,712
  Restructuring and related charges           7,075      8,201       8,124      8,201
  Amortization of goodwill                        -      1,992           -      3,958
                                           --------  ---------   ---------  ---------
                                             24,182     37,138      43,581     67,237
                                           --------  ---------   ---------  ---------
Operating loss                              (12,148)   (27,661)    (20,305)   (32,996)
                                           --------  ---------   ---------  ---------
Other income (expense):
  Interest expense                           (2,064)    (2,083)     (4,231)    (4,084)
  Interest income                               308        215         554        585
                                           --------  ---------   ---------  ---------
                                             (1,756)    (1,868)     (3,677)    (3,499)
                                           --------  ---------   ---------  ---------

Loss before income taxes                    (13,904)   (29,529)    (23,982)   (36,495)

Benefit from income taxes                    (3,755)    (7,625)     (6,475)    (9,854)
                                           --------  ---------   ---------  ---------
Net loss                                   $(10,149) $ (21,904)  $ (17,507) $ (26,641)
                                           ========  =========   =========  =========

Basic and diluted loss per share           $  (0.26) $   (0.57)  $   (0.46) $   (0.70)
                                           ========  =========   =========  =========

Common and common equivalent shares
  outstanding                                38,382     38,195      38,358     38,222

        The accompanying notes are an integral part of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in Thousands Except Share Data)

                                                                                     June 28,           December 28,
                                                                                       2002                  2001
                                                                                  ----------------      ----------------
                                                                                     (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                                         $     87,059           $    54,083
   Accounts receivable, net                                                                57,885                72,580
   Inventories                                                                             86,441               103,556
   Deferred income taxes, net                                                              12,854                12,398
   Prepaid expenses and other current assets                                                3,980                 2,690
                                                                                  ----------------      ----------------
     Total current assets                                                                 248,219               245,307

Property, plant & equipment, net                                                           93,011               103,291
Goodwill, net                                                                              66,999                64,573
Deferred income taxes, net                                                                 18,413                10,103
Other assets, net                                                                           3,748                 3,209
                                                                                  ----------------      ----------------
                                                                                     $    430,390           $   426,483
                                                                                  ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                                              $         75           $       207
   Accounts payable and accrued liabilities                                                97,966                92,324
                                                                                  ----------------      ----------------
     Total current liabilities                                                             98,041                92,531

Long-term debt                                                                             62,876               100,399
Convertible subordinated debt                                                              45,746                     -
Other long-term liabilities                                                                11,915                14,308
                                                                                  ----------------      ----------------
     Total liabilities                                                                    218,578               207,238
                                                                                  ----------------      ----------------

Commitments and contingencies

Shareholders' Equity
   Preferred stock, par value $.01; 1,000,000 shares authorized;
     none issued                                                                                -                     -
   Common stock, par value $.01; 80,000,000 shares authorized;                                384                   383
     38,382,133 issued and outstanding in 2002
      (38,252,770 shares issued and outstanding in 2001)
   Additional paid-in capital                                                             128,084               122,041
   Accumulated other comprehensive loss                                                   (15,552)              (19,582)
   Retained earnings                                                                       98,896               116,403
                                                                                  ----------------      ----------------
     Total shareholders' equity                                                           211,812               219,245
                                                                                  ----------------      ----------------
                                                                                     $    430,390           $   426,483
                                                                                  ================      ================

        The accompanying notes are an integral part of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                  Twenty-Six Weeks Ended
                                                                                  June 28,       June 29,
                                                                                    2002           2001
                                                                                  --------       --------
OPERATING ACTIVITIES
   Net loss                                                                       $(17,507)      $(26,641)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                                13,595         16,593
       Provision for inventory write-down                                            5,615         18,269
       Deferred income tax benefit                                                  (6,475)        (9,854)
       Accretion of convertible subordinated debt                                      854              -
       (Gain)/loss on foreign currency transactions                                 (2,747)           530
       Other non-cash charges                                                        1,691          7,352
   Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable                                                          16,556         28,085
       Inventories                                                                  15,168        (22,438)
       Prepaid expenses and other current assets                                    (1,215)           586
       Accounts payable and accrued liabilities                                       (417)       (40,212)
                                                                                  --------       --------
Net cash provided by (used in) operating activities                                 25,118        (27,730)

INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                       (2,725)       (21,810)
   Proceeds from sale of property, plant and equipment                                 431             30
   Deferred payments related to the purchase of Spider Software Ltd.                (2,368)             -
   Contingent payments related to the purchase of Real-Time Digital, Inc.                -         (3,326)
   Contingent payments related to the purchase of AzCore Technologies, Inc.           (460)             -
                                                                                  --------       --------
Net cash used in investing activities                                               (5,122)       (25,106)

FINANCING ACTIVITIES
   Principal payments on debt and capital leases                                   (38,803)          (960)
   Proceeds from issuance of long-term debt                                              -         52,935
   Proceeds from issuance of subordinated convertible debt and warrants             50,000              -
   Repurchases and retirement of common stock                                            -         (2,306)
   Proceeds from exercises of stock options                                            742            901
   Other financing activities                                                       (1,021)        (1,415)
                                                                                  --------       --------
Net cash provided by financing activities                                           10,918         49,155

Effect of exchange rate changes on cash and cash equivalents                         2,062           (564)
                                                                                  --------       --------

Increase (decrease) in cash and cash equivalents                                    32,976         (4,245)

Cash and cash equivalents, beginning of period                                      54,083         34,383
                                                                                  --------       --------

Cash and cash equivalents, end of period                                          $ 87,059       $ 30,138
                                                                                  ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           ARTESYN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                  For the Twenty-Six Weeks Ended June 28, 2002
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                            Accumulated Other
                                 Common Stock                                              Comprehensive Loss
                              -------------------                                    ------------------------------
                                                                                        Foreign        Changes in
                                                       Additional                      Currency        Fair Value         Compre-
                                                        Paid-In         Retained      Translation          of             hensive
                               Shares     Amount        Capital         Earnings      Adjustment       Derivatives         Loss
                              --------   --------     ------------     ----------    -------------    -------------     -----------
Balance, December 28, 2001     38,253       $383       $122,041         $116,403        $(19,342)            $(240)
Issuance of common stock
    under stock option
    plans                         129          1          5,846
Tax benefit from exercises
    of stock options                                        197
Net loss                                                                 (17,507)                                        $(17,507)
Other comprehensive loss -
    changes in fair value
    of derivative financial
    instrument, net of tax
    benefit of $60                                                                                             161            161
Other comprehensive loss -
    foreign currency
    translation adjustment,
    net of tax benefit of
    $1,431                                                                                 3,869                            3,869
                                                                                                                        -----------
Comprehensive loss                                                                                                       $(13,477)
                              --------   --------     ------------     ----------    -------------    -------------     ===========
Balance, June 28, 2002         38,382       $384       $128,084         $ 98,896        $(15,473)            $ (79)
                              ========   ========     ============     ==========    =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                           Artesyn Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 28, 2002
                                   (Unaudited)


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

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly the consolidated financial position, results of operations and cash flows of Artesyn Technologies, Inc. The results of operations for the thirteen and twenty-six weeks ended June 28, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year 2002. In addition, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Artesyn's 2001 Annual Report on Form 10-K.

For purposes of clarity, as used herein, the terms "we," "us," "our," and "Artesyn" shall mean Artesyn Technologies, Inc. and its subsidiaries (unless the context indicates another meaning).

Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.       Inventories

The components of inventories are as follows ($000s):

                                         June 28,          December 28,
                                           2002                2001
                                       ------------        ------------
                Raw materials               $40,552            $ 57,684
                Work-in-process              10,167              10,802
                Finished goods               35,722              35,070
                                       ------------        ------------
                                            $86,441            $103,556
                                       ============        ============

3.       Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are as follows
($000s):

                                                    June 28,       December 28,
                                                      2002             2001
                                                  ------------     ------------

            Accounts payable                           $41,232          $35,616
            Accrued liabilities:
               Compensation and benefits                12,954           12,365
               Income taxes payable                     13,965           12,476
               Warranty reserve                          6,587            6,197
               Commissions                               1,021            1,074
               Restructuring reserve                     7,810            5,432
               Deferred acquisition payments             2,983            2,485
               Other                                    11,414           16,679
                                                  ------------     ------------
                                                       $97,966          $92,324
                                                  ============     ============

At June 28, 2002 and December 28, 2001, other accrued liabilities consisted primarily of accruals for professional fees, consulting fees, subcontracting fees, interest, fair value of interest rate swap derivatives and other taxes.

4.       Restructuring and Related Charges

During 2001 and 2002, Artesyn implemented a plan to restructure certain of its operations as a result of a significant reduction in actual and forecasted customer demand for its products resulting in excess manufacturing capacity and costs. Artesyn's restructuring activities are designed to address these issues, and are comprised of the following elements:

     1) A realignment of its commercial functions along customer/market lines in order to provide enhanced customer service.
     2) Addressing excess capacity and cost issues by closing several operating and administrative facilities throughout the world and consolidating their functions into other existing locations.
     3) The elimination of a number of operational and administrative positions company-wide.

Pursuant to the restructuring plans, during the first half of 2002, Artesyn recorded restructuring charges of approximately $8.1 million. This amount included employee and facility expenses related to the planned closure of its Kindberg, Austria manufacturing facility, as well as headcount reductions in other locations announced in May 2002. The components of this charge, along with the 2002 activity related to these and other restructuring charges, are presented in the following table ($000's).

                                    Accrued                         2002 Activity                         Accrued
                                                    ----------------------------------------------
                                  Liability at                                                          Liability at
                                  December 28,        Restructur                                           June 28,
                                      2001            -ing Charge          Cash         Non-Cash             2002
                                 --------------     ---------------     -----------   ------------     --------------
     Facility closures                 $ 3,149            $ 2,218         $   641         $ 1,902           $ 2,824
     Employee termination costs          2,283              5,906           3,203               -             4,986
                                 --------------     ---------------     -----------   ------------     --------------
                                       $ 5,432            $ 8,124         $ 3,844         $ 1,902           $ 7,810
                                 ==============     ===============     ===========   ============     ==============

The charge for facility closures is primarily write-offs of equipment and other fixed assets to be disposed of or abandoned at locations that are being closed. The remaining reserve represents an estimate of the future lease commitments and buyout options for those locations being closed, after considering sublease opportunities. Artesyn anticipates that the closures of facilities and disposal of assets will be completed by the end of the first quarter of 2003. Lease payments for the closed facilities extend into 2006. Although Artesyn is aggressively marketing these locations for subleases on acceptable terms, the ultimate time required to obtain acceptable subleases may extend beyond its estimates.

The restructuring plan includes the termination and payment of related severance benefits for approximately 1,400 affected employees (800 direct labor, 400 indirect labor and 200 administrative), of which approximately 1,200 have been terminated as of June 28, 2002. The remaining terminations and associated termination payments are expected to be made during the remainder of 2002 and the first quarter of 2003.

As part of ongoing restructuring efforts, Artesyn expects to record total charges of approximately $10.0 million in 2002, with the remaining balance of the charge expected to be recorded in the third and fourth quarters. Artesyn is committed to maintaining a proper relationship between costs and customer demand. To that end, Artesyn is prepared to take additional actions to reduce our cost structure during 2002 should business conditions dictate.

5.       Acquisitions

Effective March 27, 2000, Artesyn acquired 100% of the capital stock of Spider Software Limited ("Spider"). Spider supplies embedded telecommunications and protocol software to the communications marketplace within Artesyn's Communications Products segment. The purchase price included approximately $33 million of fixed cash payments, of which $28 million was paid in the first quarter of 2000. Of the remaining $5.0 million, $2.5 million was paid to the former owners of Spider on April 2, 2002, and the remaining $2.5 million will be paid March 31, 2003 and is recorded in accrued liabilities. Artesyn initially forecasted up to an additional $10 million of contingent consideration could have been earned based on Spider's ability to achieve certain earnings targets through March 2003. For the earn-out period ending March 30, 2001, an additional $1.2 million in purchase price was recorded based on Spider's results. Approximately $0.7 million of the earn-out was paid during 2001, with the remaining $0.5 million to be paid in the third quarter of 2002. No additional amount will be paid related to the earnings period ended March 31, 2002. The total contingent payment that may potentially be earned in the last earn-out period was originally forecasted to be approximately $4.5 million, although the actual amount is not subject to a cap.

In connection with the acquisition, the allocation of purchase price was as follows ($ millions):

                Fair value of tangible assets acquired              $  2.7
                Liabilities assumed                                   (2.2)
                Goodwill                                              35.0
                                                                   -------
                Amount paid / accrued for Spider's common stock     $ 35.5

Effective August 4, 2000, Artesyn acquired 100% of the capital stock of AzCore Technologies, Inc. ("AzCore"). The purchase price consisted of a $5.8 million cash payment, net of cash acquired, made in the third quarter of 2000 and additional contingent payments of up to $8.0 million if AzCore's products meet certain milestones. Of the $8.0 million in potential contingent payments, Artesyn has paid the following amounts to the former owners of AzCore: (i) $0.7 million in the fourth quarter of 2000, (ii) $3.3 million during calendar year 2001 and (iii) $0.5 million in the first quarter of 2002. The remaining contingent consideration of $3.5 million may be paid in 2002 dependent upon the fulfillment of contingent milestones. AzCore has developed products and technology that Artesyn believes compliment and enhance its current product offerings and provide significant long-term growth opportunities.

In connection with the acquisition, the allocation of purchase price was as follows ($ millions):

                Fair value of tangible assets acquired     $ 0.1
                Liabilities assumed                            -
                Goodwill                                    10.2
                                                         -------
                Cash paid for AzCore's common stock        $10.3

Effective January 12, 2001, Artesyn acquired 100% of the capital stock of Real-Time Digital, Inc. ("RTD") for approximately $3.3 million, net of cash acquired, and up to $7.0 million in contingent consideration based on certain milestones. Artesyn made the initial earn-out payment of approximately $3.0 million to the former owners of RTD in the fourth quarter of 2001. The remaining contingent consideration may be paid in 2003 dependent on the fulfillment of contingent milestones. RTD designs systems to be used in the Voice Over IP market within Artesyn's Communications Products segment.

In connection with the acquisition, the allocation of purchase price was as follows ($ millions):

                Fair value of tangible assets acquired    $ 0.2
                Liabilities assumed                        (0.1)
                Goodwill                                    6.2
                                                         ------
                Cash paid for RTD's common stock          $ 6.3

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

During the fourth quarter of 2001, Artesyn sold its repair and logistics business, Artesyn Solutions, Inc., to Solectron Global Services, Inc. for approximately $33.5 million. The results of operations of the acquired companies have been included in Artesyn's consolidated financial statements from the date of acquisition and, in the case of Artesyn Solutions, up to the date of the divestiture.

6.       Income Taxes

The benefit for income taxes reflects federal, state, and foreign taxes. The effective income tax rate on pretax loss differs from that computed at the United States federal statutory rate for the following reasons:

                                                               Twenty-Six Weeks Ended
                                                           ------------------------------
                                                             June 28,           June 29,
                                                               2002               2001
                                                           -----------        -----------
             Benefit computed at United States
                 federal statutory income tax rate               (35.0)%            (35.0)%
             Amortization of goodwill                                -                0.8
             Foreign tax effects                                  11.4                8.7
             Effect of state income taxes                         (0.2)              (1.9)
             Tax credits                                          (1.5)                 -
             Other                                                (1.7)               0.4
                                                           -----------        -----------
             Effective tax rate                                  (27.0)%            (27.0)%
                                                           ===========        ===========

7.       Comprehensive Loss

The components of Artesyn's comprehensive loss are as follows ($000s):

                                          Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                      -----------------------------     -----------------------------
                                        June 28,        June 29,         June 28,         June 29,
                                          2002            2001             2002             2001
                                      -------------    ------------     ------------    -------------
Net loss                                 $(10,149)       $(21,904)        $(17,507)     $(26,641)

Foreign currency translation
    adjustment                              6,402          (3,052)           5,300        (9,786)
Cumulative effect of change in
    accounting  principle-change in
    derivative financial instrument             -               -                -         1,380
Effect of changes in the value of
    derivatives                                47             (95)             221        (1,807)
Tax benefit                                (1,741)            496           (1,491)        2,756
                                      -------------    ------------     ------------    -------------
                                            4,708          (2,651)           4,030        (7,457)
                                      -------------    ------------     ------------    -------------
Comprehensive loss                       $ (5,441)       $(24,555)        $(13,477)     $(34,098)
                                      =============    ============     ============    =============

8.       Loss Per Share

The reconciliation of the numerator and denominator of the loss per share calculation is presented below ($000s except per share data).

                                           Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                       -----------------------------    ------------------------------
                                         June 28,        June 29,        June 28,          June 29,
                                           2002            2001            2002              2001
                                       -------------    ------------    ------------     -------------
Basic and diluted loss per share
   Net loss                               $(10,149)        $(21,904)       $(17,507)        $(26,641)
                                       -------------    ------------    ------------     -------------
   Weighted average common shares           38,382           38,195          38,358           38,222
                                       -------------    ------------    ------------     -------------

   Loss per share                         $  (0.26)        $  (0.57)       $  (0.46)        $  (0.70)
                                       =============    ============    ============     =============

All of Artesyn's anti-dilutive weighted options and shares potentially issuable related to the convertible subordinated debt and the warrant were not included in computing diluted loss per share because their inclusion would be anti-dilutive for the respective periods.

9.       Derivative Financial Instruments

Artesyn utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate debt obligations. As of June 28, 2002, Artesyn had three interest rate swap agreements with a total notional amount of $6.9 million effectively fixing the rate on a like amount of variable rate borrowings. During the twenty-six weeks ended June 28, 2002, Artesyn recorded the change in fair value of the interest rate swap derivatives as a decrease in Accumulated Other Comprehensive Loss totaling approximately $0.2 million.

Artesyn recognizes all derivatives on the balance sheet at fair value. Such derivatives total a liability of approximately $0.1 million as of June 28, 2002 and are included in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Financial Condition. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss, if any, on a derivative is recognized in earnings within other income or expense. There was no significant hedge ineffectiveness for the existing derivative instruments for the thirteen or twenty-six weeks ended June 28, 2002.

10.      Business Segments and Geographic Information

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

The table below presents information about reported segments ($000s):


                                            Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                       --------------------------------    -------------------------------
                                         June 28,         June 29,           June 28,         June 29,
                                           2002             2001               2002             2001
                                       -------------    ---------------    -------------    --------------
Sales
     Power Conversion                     $ 85,736           $100,542         $165,871          $221,722
     Communications Products                 5,159             13,495           15,529            29,416
     Other                                       -             13,679                -            26,853
                                       -------------    ---------------    -------------    --------------
          Total                           $ 90,895           $127,716         $181,400           277,991
                                       =============    ===============    =============    ==============

Operating Loss
     Power Conversion                     $ (8,898)          $(26,298)        $(16,919)         $(31,439)
     Communications Products                (3,250)            (2,494)          (3,386)           (3,357)
     Other                                       -              1,131                -             1,800
                                       -------------    ---------------    -------------    --------------
          Total                           $(12,148)          $(27,661)        $(20,305)         $(32,996)
                                       =============    ===============    =============    ==============

                                                              As of             As of
                                                             June 28,       December 28,
                                                               2002             2001
                                                            -----------    --------------
                            Assets
                               Power Conversion              $ 325,717        $  332,437
                               Communications Products          55,059            62,698
                               Corporate                        49,614            31,348
                                                            -----------    --------------
                                   Total                     $ 430,390        $  426,483
                                                            ===========    ==============

11. Revolving Credit Agreement

On January 23, 2001, Artesyn entered into a revolving credit agreement with a syndicate of banks for a three-year, multi-currency, $275 million credit facility. The revolving facility, which expires on March 31, 2004, replaced a previous $200 million revolving credit facility. On January 23, 2001, $91.7 million in existing loans under the previous credit agreement were repaid from borrowings under the new revolving credit facility. As of September 28, 2001, Artesyn was not in compliance with the restrictive covenants contained in the credit facility. Artesyn obtained waivers through January 15, 2002 for the September 2001 financial covenant tests. On January 15, 2002, Artesyn amended its credit facility and the restrictive covenants to account for the changed business and economic conditions. The amended restrictive covenants require Artesyn, among other things, to maintain a certain minimum liquidity, and limit the purchase, transfer and distribution of certain assets. Artesyn was in compliance with the amended covenants at June 28, 2002. The aggregate amount available under the credit facility was also reduced to $85 million and is now secured by a portion of Artesyn's assets.

The amended credit agreement provides for various interest rate options on the facility initially based on the London Interbank Offer Rates plus 2.5% and includes a fee of 0.5% on the unused balance, and a 0.25% utilization fee when the line is more than 50% drawn. Any outstanding amounts under the credit facility are due on March 31, 2004. On June 28, 2002, the balance on the revolving credit facility was approximately $62.4 million.

12. Finestar Transaction

On January 15, 2002, Artesyn received an investment by Finestar International Limited, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component, and video display manufacturer and one of Artesyn's competitors. The transaction, for which the net proceeds were approximately $49.5 million, included the issuance of a five-year, subordinated convertible note, which carries a 3% interest rate and is convertible into common stock at the option of Finestar at $11.00 per share. Finestar was also issued a five-year warrant to purchase an additional
1.55 million shares of Artesyn's common stock at an exercise price of $11.50 per share. The common stock issuable upon conversion of the convertible note and exercise of the warrant are registered for resale pursuant to a registration rights agreement entered into in connection with the transaction. Approximately $5.1 million of the value of the transaction was assigned to the warrant and is reflected in Additional Paid-in Capital. The difference between the debt recorded and the face amount of the debt is being accreted over the term of the debt as an adjustment to interest expense. Approximately $24 million of the net proceeds were used to reduce the outstanding balance on Artesyn's senior revolving credit facility, with the remaining funds used for general corporate purposes. Both parties have the right to redeem the note after three years.

13. Legal Proceedings

On February 8, 2001, VLT, Inc. ("VLT") and Vicor Corporation ("Vicor") filed a suit against Artesyn in the United States District Court of Massachusetts alleging that Artesyn has infringed U.S. Reissue Patent No. 36,098 entitled "Optimal Resetting of The Transformer's Core in Single Ended Forward Converters" ("the `098 patent"). Vicor has been withdrawn as a plaintiff by agreement of the parties. VLT has alleged that it is the owner the `098 patent and that Artesyn has manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. VLT seeks damages allegedly arising from sales of those converters made between February 1995 through February 2002, when the `098 patent expired. The suit requests that Artesyn pay damages measured by a reasonable royalty on those sales, plus interest, attorneys' fees and increased damages of up to three times any royalty awarded. Artesyn has challenged the validity of the patent and has denied the claims of the infringement. The parties are currently in litigation discovery and no trial date has yet been set. Although Artesyn believes that it has strong defenses to VLT's claims, if Artesyn were found liable to pay all of the damages requested by VLT, such a payment could have a material adverse effect on Artesyn's business, operating results and financial condition. The matter has not progressed to the point where any determination of the outcome can be reasonably estimated.

The claims against us relating to the patent in dispute involve compensation for sales recorded prior to the expiration of the patent, which occurred in early February 2002. Management believes no future sales related to this patent are at risk.

14. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations and Statement of Financial Accounting Standards No. 38," "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 effective June 30, 2001. The adoption of SFAS 141 did not have an impact on Artesyn's financial position, results of operations or cash flows.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (not acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual, or periodically upon a change in business conditions, assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of the goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

Artesyn adopted SFAS No. 142 on December, 29 2001. Artesyn has assessed goodwill impairment using a two-step approach based on reportable segments and reassessed any intangible assets, including goodwill, recorded in connection with our previous acquisitions. Artesyn determined that there was no goodwill impairment related to its initial application of the statement. Due to changing market conditions and other factors Artesyn may consider an additional assessment for impairment of goodwill in 2002.($000s except per share data).

                                                                                   Twenty-Six Weeks
                                                         Thirteen Weeks Ended            Ended
                                                     ---------------------------  -----------------------
                                                       June 28,       June 29,     June 28,      June 29,
                                                         2002           2001         2002          2001
                                                     -------------    ----------  ----------   ----------
Reconciliation to Net Loss
  Net loss                                           $     (10,149)   $ (21,904)  $  (17,507)  $  (26,641)
  Amortization of goodwill                                       -        1,992            -        3,958
  Tax provision                                                  -          (52)           -         (104)
                                                     -------------    ---------   ----------   ----------
  Net loss excluding effect of goodwill
    amortization                                     $     (10,149)   $ (19,964)  $  (17,507)  $  (22,787)
                                                     =============    =========   ==========   ==========

Basic and diluted loss per share
  Weighted average common shares                            38,382       38,195       38,358       38,222
                                                     =============    =========   ==========   ==========
  Loss per share                                     $       (0.26)   $   (0.52)  $    (0.46)  $    (0.60)
                                                     =============    =========   ==========   ==========

                                                       June 28,     December 28,
                                                         2002          2001
              Balance as of:                         ------------- ------------
                 Goodwill  -Power Conversion         $  43,534     $    41,765
                           -Communications Products     49,823          48,190
                                                     ---------     -----------
                                                     $  93,357     $    89,955
                 Accumulated amortization              (26,358)        (25,382)
                                                     ---------     -----------
                 Goodwill, net                       $  66,999     $    64,573
                                                     =========     ===========

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

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and a customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we can not guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our accounts receivable balance as of June 28, 2002 was $57.9 million, net of allowances of $3.3 million.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the following twelve months. As demonstrated during 2001 and 2002, demand for our products can fluctuate significantly over a short period of time. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

Goodwill

We adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" in the first quarter of 2002. With the adoption of SFAS 142, we assessed the goodwill impairment using a two-step approach based on reportable segments and reassessed any intangible assets, including goodwill, recorded in connection with earlier acquisitions. We had recorded approximately $2.0 million of amortization of goodwill during the first and second quarters of 2001, and would have recorded approximately $2.0 million of amortization during the first and second quarters of 2002. In lieu of amortization, we have performed an initial impairment review of our goodwill in 2002, and we will perform an annual impairment review thereafter. Our initial impairment review in January 2002 indicated that we did not have an impairment in the value of the goodwill we currently have recorded. Although there is no impairment, the adoption of SFAS 142 will affect our operating results in future periods due to the exclusion of the amortization of goodwill, which was significant in previous periods. Due to changing market conditions and other factors we may consider an additional assessment for impairment of goodwill in 2002.

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

Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income or loss by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. The net deferred tax asset as of June 28, 2002 was $24.4 million, net of the valuation allowance.

Results of Operations

For the Thirteen and Twenty-Six Weeks Ended June 28, 2002 compared to the Thirteen and Twenty-Six Weeks Ended June 29, 2001

Sales. Sales for the second quarter of 2002 were $90.9 million compared to $127.7 million for the comparable period in 2001, a decrease of $36.8 million or 29%. Sales for the twenty-six weeks ended June 28, 2002 decreased $96.6 million, or 35%, to $181.4 million from $278.0 million in the comparable period in 2001. The lower revenue was the result of a significant reduction in demand that we experienced from most of our major customers. The decreased level of demand, which adversely impacted all of our markets, continued throughout the second quarter of 2002 and is primarily responsible for the decrease in revenue in comparison to 2001.

During the fourth quarter of 2001, we sold our repair and logistics business, Artesyn Solutions, Inc. During the thirteen and twenty-six weeks ended June 29, 2001, sales attributable to Artesyn Solutions were $13.7 million and $26.9 million, respectively. The exclusion of the results from 2002 accounts for a portion of the decrease in sales between the periods presented.

Revenue from our Power Conversion segment increased approximately $5.6 million in the second quarter of 2002 in comparison to the first quarter. However, decreases from our Communications Products segment offset the sequential gain in Power Conversion. We continue to perceive significant weakness in all the markets we currently serve as our customers react to decreased end-user demand. As a result, we would expect our level of revenue in the second half of 2002 to be consistent with the level recorded in the first half of the year.

Orders booked in the second quarter of 2002 were $78.4 million, an increase of $14.3 million or 22% from $64.1 million in the second quarter of 2001. The orders reported in 2001 reflect a significant number of cancellations in the second quarter as customer demand decreased. For the twenty-six weeks ended June 28, 2002, orders decreased $11.5 million or 7% from $177.3 million in 2001 to $165.8 million in 2002, reflecting the continued weakness in our markets in 2002. Backlog, which consists of purchase orders on hand having delivery dates scheduled within the next six months, decreased $15.6 million or 17% from $92.5 million on June 29, 2001 to $76.9 million on June 28, 2002. We do not anticipate significant changes in orders or backlog for the rest of 2002 in comparison with the second quarter of 2002 until end-user demand returns.

Gross Margin. Gross margin for the thirteen weeks ended June 28, 2002 increased to $12.0 million (or 13.2% of sales) compared to $9.5 million (or 7.4% of sales) for the comparable period in 2001, an increase of $2.5 million, or 26%. The primary reason for the increase in gross margin was the excess and obsolete inventory charge of $10.0 million that was recorded in the second quarter of 2001. This amount was partially offset by the reduction in gross margin due to the reduced sales volume ($5.6 million). The exclusion of the results from Artesyn Solutions after its sale contributed to change in gross margin an additional $2.7 million.

For the twenty-six weeks ended June 28, 2002, gross margin decreased $11.0 million or 32% in comparison with the same period in 2001 from $34.2 million (or 12.3% of sales) to $23.3 million (or 12.8% of sales). The decrease in gross margin for the first half of 2002 in comparison with the first half of 2001 is primarily attributable to the reduction in sales volume during 2002 ($15.4 million). In addition, the exclusion of the results from Artesyn Solutions after its sale contributed $5.3 million to the decrease. These amounts were offset by the $10.0 million excess and obsolete inventory charge recorded in 2001.

Gross margin as a percent of revenue reflected a slight sequential improvement from the first quarter of 2002 (12.7%) to the second (13.2%). However, we will not experience a material improvement in gross margin as a percent of revenue unless revenue increases over the levels recorded in the first and second quarters of 2002, allowing for greater utilization of our manufacturing capacity.

During the second quarter of 2002, we announced that we would be closing our Kindberg, Austria manufacturing facility as part of our ongoing efforts to match our level of expenses with the reduced level of demand for our products. These measures are explained in further detail in "Restructuring and Related Charges" below. In addition to actions in the second quarter, we closed several other manufacturing, engineering and administrative facilities worldwide, including our Oberhausen, Germany manufacturing facility, in the first quarter of 2002. All functions provided by these facilities have been consolidated into other facilities throughout the world. The cost reduction initiatives implemented in both operating segments included factory work force reductions, shortened work weeks and restrictions on discretionary spending. We are committed to aligning our cost structure with current customer demand. To that end, if we feel it is necessary to make additional cost reductions during 2002 due to the continuing industry slowdown, we are prepared to do so.

Operating Expenses. Selling, general and administrative expenses were $8.8 million (or 10% of sales) in the thirteen weeks ended June 28, 2002 compared to $15.4 million (or 12% of sales) for the comparable prior year period. For the twenty-six weeks ended June 28, 2002, selling, general and administrative expenses were $18.6 million (or 10% of sales) compared to $31.4 million (or 11% of sales) for the comparable prior year period. In response to the significant decrease in customer demand we continue to experience, we have implemented several cost savings plans to reflect our reduced level of revenue. When it was determined that our costs and infrastructure were in excess of requirements to support near term levels of customer demand, we took steps, which are discussed below in "Restructuring and Related Charges", to reduce infrastructure and personnel to maintain, in our judgment, the proper relationship between operating expenses and revenue. These steps included the closing of engineering and administrative facilities and headcount reductions. These cost saving initiatives are the primary reasons behind the dollar reductions in selling, general and administrative expenses in 2002 in comparison to the applicable period in 2001.

In addition to the cost savings initiatives, the effect of foreign currency exchange rates changed $3.3 million from an unfavorable effect of $0.5 million in the second quarter of 2001 to a favorable effect in 2002. The effect of foreign currency translation is not expected to be material in future periods. Excluding the effect of foreign currency exchange rates, the level of selling, general and administrative expenses is expected to remain consistent with the second quarter of 2002 for the remainder of the year. In addition to the effect of foreign currency exchange rates, approximately $1.5 million and $3.2 million, respectively, of the decrease in selling, general and administrative in the 2002 periods presented is attributable to the exclusion of Artesyn Solutions after its sale.

Research and development expenses totaled $8.3 million, or 9% of sales, in the second quarter of 2002 compared to $11.5 million, or 9% of sales, for the second quarter of 2001. For the first half of the year, research and development expenses totaled $16.9 million, or 9% of sales, in 2002 and $23.7 million, or 9% of sales, in 2001. While we have reduced our research and development expenses to maintain an appropriate relationship with revenue, we maintain our commitment to invest in research and development activities. The timely introduction of new technology and products will continue to be an integral component of our competitive strategy. We expect the level of research and development expenses to be consistent, on an actual dollar basis, with the level recorded in the first two quarters of 2002.

Amortization of Goodwill. On December 29, 2001, we adopted SFAS 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS 142, goodwill will no longer be subject to amortization but is subject to an annual impairment test. We will not record amortization expense related to goodwill in any subsequent period.

Restructuring and Related Charges. During 2001 and 2002, we implemented a plan to restructure certain of our operations as a result of a significant reduction in actual and forecasted customer demand for our products resulting in excess manufacturing capacity and costs. Our restructuring activities are designed to address these issues and are comprised of the following elements:

     1) A realignment of our commercial functions along customer/market lines in order to provide enhanced customer service.
     2) Addressing excess capacity and cost issues by closing several operating and administrative facilities throughout the world and consolidating their functions into other existing locations.
     3) The elimination of a number of operational and administrative positions company-wide.

Pursuant to the restructuring plans, during the first half of 2002, we recorded restructuring charges of approximately $8.1 million. This amount included employee and facility expenses related to the planned closure of our Kindberg, Austria manufacturing facility, as well as headcount reductions in other locations announced in May 2002. The components of this charge, along with the 2002 activity related to these and other restructuring charges, are presented in the following table ($000's).

                                     Accrued                       2002 Activity                                  Accrued
                                                      --------------------------------------------------
                                   Liability at         Restructuring                                           Liability at
                                 December 28, 2001         Charge            Cash            Non-Cash            June 28, 2002
                                 ---------------      ---------------     -----------     --------------      -------------------
     Facility closures                 $ 3,149            $ 2,218          $  641            $ 1,902               $ 2,824
     Employee termination costs          2,283              5,906           3,203                  -                 4,986
                                 ---------------      ---------------    ------------    ---------------      -------------------
                                       $ 5,432            $ 8,124          $3,844            $ 1,902               $ 7,810
                                 ===============      ===============    ============    ===============      ===================

The charge for facility closures is primarily write-offs of equipment and other fixed assets to be disposed of or abandoned at locations that are being closed. The remaining reserve represents our estimate of the future lease commitments and buyout options for those locations being closed, after considering sublease opportunities. We anticipate that the closures of facilities and disposal of assets will be completed by the end of the first quarter of 2003. Lease payments for the closed facilities extend into 2006. Although we are aggressively marketing these locations for subleases on acceptable terms, the ultimate time required to obtain acceptable subleases may extend beyond our estimates.

The restructuring plan includes the termination and payment of related severance benefits for approximately 1,400 affected employees (800 direct labor, 400 indirect labor and 200 administrative), of which approximately 1,200 have been terminated as of June 28, 2002. The remaining terminations and associated termination payments are expected to be made during the remainder of 2002 and the first quarter of 2003.

As part of ongoing restructuring efforts, we expect to record total charges of approximately $10.0 million in 2002, with the remaining balance of the charge expected to be recorded in the third and fourth quarters.

We are committed to maintaining a proper relationship between costs and customer demand. To that end, we are prepared to take additional actions to reduce our cost structure during 2002 should business conditions dictate.

Interest Expense, net. Net interest expense decreased slightly to $1.8 million in the thirteen weeks ended June 28, 2002 from $1.9 million for the comparable period in 2001. For the twenty-six weeks ended June 28, 2002, interest expense, net increased slightly to $3.7 million from $3.5 million in the comparable 2001 period. The increase is primarily the result of amortization of deferred financing costs charged as interest expense related to the transaction with Finestar and the amendment to our existing credit facility executed in 2002 (See "Liquidity and Capital Resources"). Net borrowings in 2002 include the subordinated convertible note resulting from the investment by Finestar discussed below. In addition, accretion resulting from the assignment of part of the value of the Finestar transaction to the warrant issued in the transaction also contributed to total interest expense in 2002.

During December 2001, we sold our repair and logistics business, Artesyn Solutions, Inc. to Solectron Global Services, Inc. for $33.5 million. A substantial portion of the net proceeds was used to pay down outstanding debt, reducing our expected interest expense in 2002 related to our senior credit facility.

On January 15, 2002, we received a $50.0 million investment from Finestar International Limited, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component and video display manufacturer and one of our competitors. The $50.0 million investment was made through the issuance of a five-year subordinated convertible note and a five-year warrant to purchase 1,550,000 shares of our common stock. A substantial portion of the cash received from the transaction with Finestar International was used to pay down our senior debt. Interest expense in future periods will include interest and accretion related to the instruments issued in connection with this transaction. Both parties have the right to redeem the note after three years.

In the first quarter of 2002, we amended our revolving credit facility. The amendment includes, among other things, higher interest rates for the borrowings outstanding compared to the original credit facility and revised financial covenants. We are in compliance with all such covenants as of June 28, 2002. After taking into account all the factors affecting interest expense, net, we believe the amount recorded in 2002 will continue to be consistent with the levels experienced in fiscal 2001.

Benefit for Income Taxes. In the thirteen and twenty-six weeks ended June 28, 2002, a benefit for income taxes of 27% of the pretax loss was recorded, which is consistent with the tax provision recorded in the comparable 2001 periods. If our current forecasts hold true, we would expect the tax rate recorded in the first half of 2002 to be consistent through the rest of the year.

Net Loss. Net loss for the thirteen weeks ended June 28, 2002 was $10.2 million, or $0.26 per diluted share, compared to net loss of $21.9 million, or $0.57 per diluted share, for the comparable prior year quarter. Net loss for the twenty-six weeks ended June 28, 2002 was $17.5 million, or $0.46 per diluted share, compared to a net loss of $26.6 million, or $0.70 per diluted share for the comparable period in 2001. The primary reason for the improvement between the periods in 2002 compared to 2001 is the excess and obsolete inventory charge (approximately $7.3 million after tax) recorded in 2001 along with the other factors discussed above. In addition, there was no amortization expense recognized in 2002 related to goodwill further contributing to a change in net loss between the periods.

Power Conversion

The continued erosion of customer demand, especially with our Telecom and Wireless customers, significantly affected financial performance for the entire Power Conversion segment. Revenue for Power Conversion for the thirteen weeks ended June 28, 2002 was $85.7 million, a decrease of $14.8 million, or 15%, from the second quarter of 2001. For the twenty-six weeks ended, revenue from Power Conversion was $165.9 million, a decrease of $55.9 million, or 25% from the first half of 2001. Revenue from Power Conversion increased slightly from the amount recorded in the first quarter of 2002, and it is our expectation that revenue for this segment will be consistent with or slightly higher than the amounts recorded in the first half of the year for the remainder of 2002.

The operating loss recorded for our Power Conversion segment in the thirteen weeks ended June 28, 2002 was $8.9 million, a decrease of $17.4 million from the comparable period in 2001 ($26.3 million). The primary reason for this difference was the $9.5 million charge for excess and obsolete inventory reserves in 2001. In addition, the restructuring charge recorded in the second quarter of 2001 was $7.3 million compared to a charge of $6.5 million in 2002. Also, we recorded amortization of goodwill in 2001 for approximately $0.5 million. The remaining difference is primarily comprised of cost savings initiatives implemented throughout the last year. For the twenty-six weeks ended June 28, 2002, operating loss for Power Conversion was $16.9 million compared with $31.4 million in the comparable period in 2001. The difference is attributable to the charge for excess and obsolete inventory recorded in 2001 ($9.5 million), the additional restructuring charges in 2001 ($0.8 million) and the amortization of goodwill recorded in 2001 ($1.0 million), with the remaining difference attributable to cost savings initiatives put in place during the last twelve months.

Communications Products

Revenue from our Communications Products segment for the second quarter of 2002 was $5.2 million compared to $13.5 million in the second quarter of 2001, a decrease of $8.3 million or 62%. For the twenty-six weeks ended June 28, 2002, revenue for Communications Products was $15.5 million, a decrease of $13.9 million, or 47%, from $29.4 million recorded in the same period in 2001. The decrease in revenue is the result of the continued decrease in demand in the Telecom and Wireless market sector. It is our current expectation that the level of revenue from our Communications Products segment will be consistent with the amount recorded in the second quarter of 2002 for the remainder of the year.

The operating loss recorded for our Communications Products segment in the second quarter of 2002 increased to $3.3 million from the $2.5 million loss recorded in the same period in 2001. For the twenty-six weeks ended June 28, 2002, we recorded a loss of $3.4 million in Communications Products compared to a $3.4 million loss in 2001. The changes in the thirteen and twenty-six periods are due primarily to the exclusion of goodwill amortization in 2002 (approximately $1.5 million and $3.0 million, respectively), higher restructuring charges recorded in 2002 (approximately $0.4 million), the excess and obsolete inventory write-down in 2001 (approximately $0.5 million) and the results of our cost savings initiatives offset by the drop in sales volume (approximately $4.2 million and $6.8 million, respectively).

Liquidity and Capital Resources

At June 28, 2002, our cash and equivalents increased to $87.1 million from $54.1 million on December 28, 2001. This increase was primarily attributable to the issuance of a five-year subordinated convertible note and warrant to Finestar International in January 2002. The cash balance was also favorably impacted by significant decreases in the balances of both Accounts Receivable and Inventory in comparison with the end of the year.

On January 15, 2002, we received an investment by Finestar International Limited, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component and video display manufacturer and one of our competitors. The transaction, the net proceeds of which were approximately $49.5 million, included the issuance of a five-year subordinated convertible note, which carried a 3% interest rate and an $11.00 conversion price, and the issuance of a five-year warrant to purchase an additional 1.55 million shares of our common stock at an exercise price of $11.50 per share.

Approximately $24 million of the net proceeds were used to pay down the balance on our senior revolving credit facility, with the remaining funds to be used for general corporate purposes. Both parties have the right to redeem the note after three years.

As of September 28, 2001, we were not in compliance with the restrictive covenants contained in our revolving credit facility in effect at the time. We obtained waivers through January 15, 2002 for the September 2001 financial covenant tests. On January 15, 2002, we amended our credit facility and changed the restrictive covenants to account for changed business and economic conditions. The amended credit facility contains restrictive covenants that, among other things, require us to maintain a certain minimum liquidity, and limit the purchase, transfer and distribution of certain assets. We are in compliance with these amended covenants as of June 28, 2002. The amount available under the credit facility was also reduced to $85 million and is secured by certain assets.

Cash provided by operations was $25.1 million for the twenty-six weeks ended June 28, 2002 compared with cash used in operations of $27.7 million in the same period in fiscal year 2001. Cash from operations was positively impacted by a decrease in inventory, which provided a source of cash of approximately $15.2 million in 2002 compared to a use of cash of $22.4 million in 2001. Also contributing to the change was a smaller net loss (approximately $9.1 million) in 2002. We expect a continued decline in our inventory balance during 2002 as we match our inventory requirements with our level of business activity. The balance in accounts receivable, which decreased in the period due to the decrease in our level of business activity and improved collections, will continue to fluctuate based on our level of revenue.

Capital expenditures for the first half of fiscal year 2002 totaled $2.7 million, primarily for the upgrade of existing manufacturing equipment. We expect capital expenditures to increase slightly during the remaining quarters of 2002 in comparison with the first half due to the maintenance and technology requirements necessary for efficient production of specific key products. However, we anticipate that the capital expenditures will continue to be significantly below the levels experienced in 2001 until business conditions improve.

A deferred payment related to the purchase of Spider was made in the second quarter of 2002 for approximately $2.4 million. This payment is considered deferred purchase price and was not contingent upon Spider's operating performance. The final deferred payment of $2.5 million related to the acquisition of Spider will be made on March 31, 2003.

Additionally, the second of Spider's contingent earnings period ended on March 31, 2002. Based on Spider's operating results, no contingent consideration will be paid related to this earnings period. The third and final earn-out period will end on March 31, 2003. We originally forecasted a potential earn-out payment for the third period of approximately $4.5 million based on Spider's anticipated results, although the actual amount is not subject to a cap. For the earn-out period ended March 30, 2001, an additional $1.2 million in purchase price was recorded based on Spider's operating results, $0.7 million of which was paid in 2001 and the remaining amount will be paid in the third quarter of 2002.

AzCore was acquired in August 2000 for approximately $5.8 million of fixed cash payments and up to $8.0 million in contingent consideration based on certain milestones through fiscal years 2001 and 2002. Through the end of 2001, several of these milestones had been reached and approximately $4.0 million in contingent consideration had been paid. In the first quarter of 2002, an additional $0.5 million contingent payment was made. The remaining amount of the contingent consideration is expected to be paid in 2002 if the contingencies are met.

RTD was acquired in January 2001 for approximately $3.3 million, net of cash acquired, of fixed cash payments and up to $7.0 million in contingent consideration based on certain milestones. The initial earn-out payment of $3.0 million was made to the former owners of RTD in the fourth quarter of 2001. The remaining contingent consideration of $4.0 million is expected to be paid in 2003 if the contingencies are met.

During the fourth quarter of 2001, we sold our repair and logistics business, Artesyn Solutions Inc., to Solectron Global Services Inc., a subsidiary of Solectron Corporation, for approximately $33.5 million. A substantial portion of the net proceeds from the sale was used to reduce the outstanding balance on our senior revolving credit facility.

Net cash provided by financing activities was $10.9 million for the first half of fiscal 2002. This amount includes the net proceeds from the transaction with Finestar International, offset by the amount of debt repaid pursuant to the same transaction. Payments of $7.7 million were made in the second quarter of 2002 to reduce the balance on our senior revolving credit facility to approximately $62.4 million.

On January 23, 2001, we entered into a revolving credit agreement with a syndicate of banks that provided a three-year, multi-currency, $275 million credit facility. The revolving credit facility, which expires on March 31, 2004, replaced our previous $200 million revolving credit facility. On January 23, 2001, $91.7 million in existing loans under the previous credit agreement were repaid from borrowings under the new revolving credit facility. In January 2002, the facility was amended as discussed above.

Based on current expectations and business conditions, we believe our cash and cash equivalents, available credit line, cash generated from operations and other financing activities are expected to be adequate to meet working capital requirements, capital expenditure requirements, debt and capital lease obligations, contingent payments related to acquisitions, and operating lease commitments for the next twelve months. We currently expect that these sources will also be adequate to fulfill our long-term capital requirements. During 2004, the amounts outstanding on our current revolving credit agreement will come due. At that time, we will need to put new financing in place to cover the amounts outstanding. If financing cannot be arranged, we would be forced to look to alternative sources to retire the amounts outstanding, and we cannot be certain that such financing would be available at all or on terms favorable to us.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations and Statement of Financial Accounting Standards No. 38 "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 became effective June 30, 2001. The adoption of SFAS 141 did not have an impact on our financial position, results of operations or cash flows.

In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (not acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual, or periodically upon a change in business conditions, assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle.

We adopted SFAS No. 142 in the first quarter of 2002. We have assessed goodwill impairment using a two-step approach based on reportable segments and reassessed any intangible assets, including goodwill, recorded in connection with our previous acquisitions. Our assessment has indicated that we have no impairment of assets during the first quarter of 2002. Due to changing market conditions and other factors, we may consider an additional assessment for impairment of goodwill in 2002. As of June 28, 2002, we had net goodwill of $67.0 million. We had recorded approximately $2.0 million of amortization of goodwill during the first and second quarters of 2001.

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

We have significant assets and operations in Europe and Asia and, as a result, our financial performance could be affected by significant fluctuations in foreign exchange rates. To mitigate potential adverse trends, our operating strategy takes into account changes in exchange rates over time. Accordingly, we may enter into various forward contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The principal currency to be hedged is the euro. As of June 28, 2002, we had no outstanding foreign currency forward exchange contracts.

It is our policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet our objectives as stated above. We do not enter into foreign currency or interest rate transactions for speculative purposes.

Forward Looking Statements

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on our current expectations with respect to future sales, operating efficiencies, research and development expenditures, growth and working capital needs. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these forward-looking statements. Factors that might affect such forward-looking statements include, among others, general economic conditions, growth and changes in the power supply and communications industries, changes in customer mix, competitive factors and pricing pressures, changes in product mix, the timely development and acceptance of new products, the availability of components used in the manufacture of products, the ability to attract and retain customers including new Original Equipment Manufacturer communications customers, the ability to attract and retain personnel, inventory risks due to shifts in market demand, changes in absorption of manufacturing overhead, domestic and foreign regulatory approvals and other risks described in our various reports filed with the SEC. Any forward-looking statements included in this Form 10-Q are made as of the date hereof, based on information available to Artesyn as of the date hereof, and Artesyn assumes no obligation to update any forward-looking statements.

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     (a) Artesyn Technologies, Inc. held its Annual Meeting of Shareholders on May 9, 2002

     (b)  The following matters were voted upon at the Annual Meeting of
          Shareholders:

          1. The shareholders voted the election of the nominees for Directors for a term to expire at the Annual Meeting of Shareholders to be held in 2003. The nominees, all of whom were elected, were Edward
               S. Croft III, Fred C. Lee, Lawrence J. Matthews, Joseph M. O'Donnell, Stephen A. Ollendorf, Phillip A. O'Reilly, Bert Sager,
               A. Eugene Sapp Jr., Ronald D. Schmidt, Lewis Solomon, and John M. Steel. The Inspectors of Election certified the following vote tabulations.

                                                     For          Withheld
                                               -------------   ------------
                    Edward S. Croft III          33,847,162      1,007,247
                    Fred C. Lee                  34,011,779        842,630
                    Lawrence J. Matthews         33,934,804        919,605
                    Joseph M. O'Donnell          34,233,109        621,300
                    Stephen A. Ollendorf         33,814,599      1,039,810
                    Phillip A. O'Reilly          33,928,263        926,146
                    Bert Sager                   34,186,806        667,603
                    A. Eugene Sapp, Jr.          34,245,112        609,297
                    Ronald D. Schmidt            33,924,144        930,265
                    Lewis Solomon                28,566,955      6,287,454
                    John M. Steel                34,221,949        632,460

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

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     99.1     Certification by the Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2     Certification by the Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     During the quarter ended June 28, 2002, Artesyn Technologies, Inc. filed the following current reports on Form 8-K:

          a) On April 5, 2002, Artesyn announced additional guidelines for shareholders concerning its 2002 operational results. (Report dated April 5, 2002)

          b) On April 22, 2002, Artesyn announced its financial results concerning first quarter of 2002. (Report dated April 18, 2002)

          c) On May 14, 2002, Artesyn announced its Board of Directors and its Audit Committee had decided to no longer engage Arthur Andersen LLP as the Company's independent public accountants and engaged Ernst & Young LLP to serve as the Company's independent auditors for the fiscal year 2002. (Report dated May 13, 2002)

          d) On May 16, 2002, Artesyn announced further cost reduction initiatives, including closing its Kindberg, Austria manufacturing facility and headcount reductions in other locations. (Report dated May 16, 2002)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ARTESYN TECHNOLOGIES, INC.
                                            --------------------------
                                                   (Registrant)


DATE: August 12, 2002                           BY:  /s/ Richard J. Thompson
                                                     ---------------------------
                                                     Richard J. Thompson
                                                     Vice President Finance
                                                     Chief Financial Officer

                                 Exhibit Index


--------------------------------------------------------------------------------
  Exhibit No.                        Description
--------------------------------------------------------------------------------
     99.1     Certification by the Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
     99.2     Certification by the Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------