Form 10-Q
period 2002-09-27
ARTESYN TECHNOLOGIES INC
filed 2002-11-06
CIK 23071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002

Commission File No. 0-4466

ARTESYN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

FLORIDA
(State or other jurisdiction of incorporation or organization)

59-1205269	7900 Glades Road, Suite 500, Boca Raton, FL
(I.R.S. Employer Identifications Number)	(Address of principal executive offices)

(561) 451-1000	33434
(Registrant’s phone number, including area code)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of October 25, 2002 was 38,382,133 shares.

ARTESYN TECHNOLOGIES, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

ARTESYN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands Except Per Share Data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Sales	$86,020	$108,572	$267,420	$386,563
Cost of sales	76,599	102,269	234,724	346,019

Gross profit	9,421	6,303	32,696	40,544

Expenses:
Selling, general & administrative	8,002	10,907	26,596	42,274
Research & development	8,537	9,561	25,399	33,272
Restructuring and related charges	1,449	4,967	9,574	13,168
Amortization of goodwill	—	2,048	—	6,006
Impairment of goodwill	51,856	—	51,856	—

	69,844	27,483	113,425	94,720

Operating loss	(60,423)	(21,180)	(80,729)	(54,176)

Other income (expense):
Interest expense	(1,864)	(1,719)	(6,095)	(5,803)
Interest income	360	188	914	773

	(1,504)	(1,531)	(5,181)	(5,030)

Loss before income taxes	(61,927)	(22,711)	(85,910)	(59,206)
Benefit from income taxes	(6,256)	(6,133)	(12,732)	(15,986)

Net loss	$(55,671)	$(16,578)	$(73,178)	$(43,220)

Basic and diluted loss per share	$(1.45)	$(0.43)	$(1.91)	$(1.13)

Common and common equivalent shares outstanding	38,382	38,225	38,366	38,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTESYN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share Data)

	September 27, 2002	December 28, 2001
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$89,009	$54,083
Accounts receivable, net	53,240	72,580
Inventories, net	78,223	103,556
Deferred income taxes, net	18,829	12,398
Prepaid expenses and other current assets	2,776	2,690

Total current assets	242,077	245,307
Property, plant and equipment, net	87,555	103,291
Goodwill, net	18,346	64,573
Deferred income taxes, net	18,694	10,103
Other assets	3,416	3,209

	$370,088	$426,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$11	$207
Accounts payable and accrued liabilities	100,547	92,324

Total current liabilities	100,558	92,531
Long-term debt	56,007	100,399
Convertible subordinated debt	46,171	—
Other long-term liabilities	11,014	14,308

Total liabilities	213,750	207,238

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01; 80,000,000 shares authorized; 38,382,133 shares issued and outstanding in 2002 (38,252,770 shares issued and outstanding in 2001)	384	383
Additional paid-in capital	127,887	122,041
Accumulated other comprehensive loss	(15,157)	(19,582)
Retained earnings	43,224	116,403

Total shareholders’ equity	156,338	219,245

	$370,088	$426,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTESYN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 27, 2002	September 28, 2001
OPERATING ACTIVITIES
Net loss	$(73,178)	$(43,220)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,555	25,456
Provision for inventory write-down	9,149	28,459
Deferred income tax benefit	(12,732)	(11,759)
Accretion of convertible subordinated debt	1,279	—
(Gain) loss on foreign currency transactions	(4,335)	15
Impairment of goodwill	51,856	—
Other non-cash charges	5,282	7,935
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	20,853	42,399
Inventories	19,749	(8,213)
Prepaid expenses and other current assets	4	2,399
Accounts payable and accrued liabilities	(2,142)	(53,735)

Net cash provided by (used in) operating activities	36,340	(10,264)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,275)	(25,658)
Proceeds from sale of property, plant and equipment	400	183
Acquisitions, net of cash acquired	(3,325)	(6,187)

Net cash used in investing activities	(7,200)	(31,662)

FINANCING ACTIVITIES
Principal payments on debt and capital leases	(45,837)	(1,312)
Proceeds from revolving credit loans, net of costs	—	52,882
Proceeds from issuance of subordinated convertible debt and warrants	50,000	—
Repurchases and retirement of common stock	—	(2,311)
Proceeds from exercises of employee stock options	742	1,024
Other financing activities	(1,036)	(1,415)

Net cash provided by financing activities	3,869	48,868
Effect of exchange rate changes on cash and cash equivalents	1,917	(301)

Increase in cash and cash equivalents	34,926	6,641
Cash and cash equivalents, beginning of period	54,083	34,383

Cash and cash equivalents, end of period	$89,009	$41,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTESYN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
For the Thirty-Nine Weeks Ended September 27, 2002
(Amounts in Thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Compre-hensive Loss
	Shares	Amount			Foreign Currency Translation Adjustment	Changes in Fair Value of Derivatives
Balance, December 28, 2001	38,253	$383	$122,041	$116,403	$(19,342)	$(240)
Issuance of common stock under stock option plans	129	1	5,846
Net loss				(73,178)			$(73,178)
Other comprehensive loss—changes in fair value of derivative financial instrument, net of tax benefit of $89						240	240
Other comprehensive loss—foreign currency translation adjustment, net of tax benefit of $1,548					4,185		4,185

Comprehensive loss							$(68,753)

Balance, September 27, 2002	38,382	$384	$127,887	$43,224	$(15,157)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTESYN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2002
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

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly the consolidated financial position, results of operations and cash flows of Artesyn Technologies, Inc. The results of operations for the thirteen and thirty-nine weeks ended September 27, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year 2002. In addition, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 2001 Annual Report on Form 10-K.

For purposes of clarity, as used herein, the terms “we,” “us,” “our,” and “Artesyn” shall mean Artesyn Technologies, Inc. and its subsidiaries (unless the context indicates another meaning).

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.    Inventories

The components of inventories, net are as follows ($000s):

	September 27, 2002	December 28, 2001
Raw materials	$37,995	$57,684
Work-in-process	10,429	10,802
Finished goods	29,799	35,070

	$78,223	$103,556

3.    Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are as follows ($000s):

	September 27, 2002	December 28, 2001
Accounts payable	$42,497	$35,616
Accrued liabilities:
Compensation and benefits	12,906	12,365
Income taxes payable	16,332	12,476
Supplier cancellation charges	1,522	970
Outside services	2,196	4,074
Warranty reserve	5,176	6,197
Deferred acquisition payments	5,270	2,982
Restructuring reserve	8,046	5,432
Commissions	400	1,088
Other	6,202	11,124

	$100,547	$92,324

At September 27, 2002 and December 28, 2001, other accrued liabilities consisted primarily of accruals for professional fees, consulting fees, subcontracting fees, interest, and other taxes.

4.    Restructuring and Related Charges

During 2001 and 2002, we implemented a plan to restructure certain of our operations as a result of a significant reduction in actual and forecasted customer demand for our products resulting in excess manufacturing capacity and costs. Our restructuring activities are designed to address these issues, and are comprised of the following elements:

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

Pursuant to the restructuring plan, during the first three quarters of 2002, we recorded restructuring charges totaling approximately $9.6 million. This amount included employee and facility expenses related to the planned closure of our Kindberg, Austria manufacturing facility, as well as headcount reductions in other locations announced in May 2002. The components of this charge, along with the 2002 activity related to these and other restructuring charges, are presented in the following table ($000’s):

	Accrued Liability at December 28, 2001	2002 Activity			Accrued Liability at September 27, 2002
		Restructuring Charge	Charges to Reserve
			Cash	Non-Cash
Facility closures	$3,149	$4,200	$(1,804)	$(2,072)	$3,473
Employee termination costs	2,283	5,374	(3,084)	—	4,573

	$5,432	$9,574	$(4,888)	$(2,072)	$8,046

The charge for facility closures is primarily write-offs of equipment and other fixed assets to be disposed of or abandoned at locations that are being closed. The remaining reserve represents an estimate of the future lease commitments and buyout options for those locations being closed, after considering sublease and time-to-market expectations. We anticipate the closures of facilities and disposal of assets will be completed by the end of the first quarter of 2003. Lease payments for the closed facilities, which total approximately $2.2 million, extend into 2006. Although we are aggressively marketing these locations for subleases on acceptable terms, the ultimate time required to obtain acceptable subleases may extend beyond our estimates.

The restructuring plan included the termination and payment of related severance benefits for approximately 1,400 affected employees (800 direct labor, 400 indirect labor and 200 administrative), of which approximately 1,200 have been terminated as of September 27, 2002. The remaining terminations and associated termination payments are expected to be made during the fourth quarter of 2002 and the first quarter of 2003.

As part of ongoing restructuring efforts, we expect to record total charges of approximately $10.5 million in 2002, with the remaining balance of the charge related to our current plan, $1.0 million, expected to be recorded in the fourth quarter. We are committed to maintaining a proper relationship between costs and customer demand. To that end, we are prepared to take additional actions to reduce our cost structure during 2002 should business conditions dictate.

5.    Acquisitions and Divestitures

Effective March 27, 2000, we acquired 100% of the capital stock of Spider Software Limited (“Spider”). Spider supplies embedded telecommunications and protocol software to the communications marketplace within the Communications Products segment. The purchase price included approximately $33 million of fixed cash payments, of which $28 million was paid in the first quarter of 2000. Of the remaining $5.0 million, $2.5 million was paid to the former owners of Spider on April 2, 2002, and the remaining $2.5 million will be paid March 31, 2003 and is recorded in accrued liabilities at September 27, 2002. We initially forecasted up to an additional $10 million of contingent consideration that could have been earned based on Spider’s ability to achieve certain earnings targets through March 2003. For the earn-out period ending March 30, 2001, an additional $1.2 million in purchase price was recorded based on Spider’s results. Approximately $0.7 million of the earn-out was paid during 2001, with the remaining $0.5 million paid in the third quarter of 2002. No additional amount was paid related to the earnings period ended March 31, 2002. The total contingent payment that may potentially be earned in the last earn-out period was originally forecasted to be approximately $4.5 million, although the actual amount is not subject to a cap. Given Spider’s performance in 2002 and current expectations for 2003, however, we do not expect that any additional amounts will be paid related to Spider’s contingent consideration agreements.

Effective August 4, 2000, we acquired 100% of the capital stock of AzCore Technologies, Inc. (“AzCore”). The purchase price consisted of a $5.8 million cash payment, net of cash acquired, made in the third quarter of 2000 and additional contingent payments of up to $8.0 million if AzCore’s products meet development milestones. Of the $8.0 million in potential contingent payments, we have paid the following amounts to the former owners of AzCore as of September 27, 2002: (i) $0.7 million in the fourth quarter of 2000, (ii) $3.3 million during calendar year 2001 and (iii) $0.5 million in the first quarter of 2002. Additional purchase price of $2.8 million was recorded in the third quarter 2002 due to the probability that additional contingent payments will be earned. Approximately $1.1 million of this amount will be paid in the fourth quarter of 2002. The remaining contingent consideration is expected to be paid as milestones are met. AzCore has developed products and technology that we believe complement and enhance our current product offerings.

Effective January 12, 2001, we acquired 100% of the capital stock of Real-Time Digital, Inc. (“RTD”) for approximately $3.3 million, net of cash acquired, and up to $7.0 million in contingent consideration based on attaining product development milestones. We made the initial earn-out payment of $3.0 million to the former owners of RTD in the fourth quarter of 2001. The remaining contingent consideration will be paid dependent upon the fulfillment of contingent milestones. RTD designs systems to be used in the Voice Over IP market within our Communications Products segment.

During the fourth quarter of 2001, we sold our repair and logistics business, Artesyn Solutions, Inc. to Solectron Global Services, Inc. for approximately $33.5 million. The results of operations of the acquired companies have been included in our consolidated financial statements from the date of acquisition and, in the case of Artesyn Solutions, up to the date of the divestiture.

6.    Income Taxes

The benefit for income taxes reflects federal, state, and foreign taxes. The following table illustrates the calculation of the effective tax rate as a percentage of the pre-tax loss as compared to the United States federal statutory tax rate:

	Thirty-Nine Weeks Ended
	September 27, 2002	September 28, 2001
Benefit computed at United States federal statutory income tax rate	(35.0)%	(35.0)%
Amortization and impairment of goodwill	14.5	0.9
Foreign tax effects	8.3	7.7
Effect of state income taxes	(0.4)	(1.9)
Tax credits	(0.6)	—
Other	(1.6)	1.3

Effective tax rate	(14.8)%	(27.0)%

7.    Comprehensive Loss

The components of our comprehensive loss are as follows ($000s):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Sept 27, 2002	Sept 28, 2001	Sept 27, 2002	Sept 28, 2001
Net loss	$(55,671)	$(16,578)	$(73,178)	$(43,220)
Foreign currency translation adjustment	432	6,497	5,733	(3,289)
Cumulative effect of change in accounting principle-change in derivative financial instrument	—	—	—	1,380
Effect of changes in the value of derivatives	108	10	329	(1,796)
Tax benefit	(145)	(1,757)	(1,637)	997

	395	4,750	4,425	(2,708)

Comprehensive loss	$(55,276)	$(11,828)	$(68,753)	$(45,928)

8.    Business Segments and Geographic Information

We are organized in two industry segments, Power Conversion and Communications Products. Power Conversion is engaged in the business of designing and manufacturing power supplies and power conversions products for the communications, wireless, transmission and computing markets. Those same markets are serviced by the Communications Products segment, which provides WAN interfaces, CPU boards, DSP solutions and protocol stacks. We sell products directly to Original Equipment Manufacturers and also to a network of industrial and retail distributors throughout the world. Our principal markets are in the United States, Europe and Asia-Pacific, with the United States and Europe being the largest based on sales. Sales are transacted in U.S. dollars and certain European currencies. The “Other” segment below represents the results of Artesyn Solutions, Inc., which was sold during 2001.

The table below presents information about reported segments ($000s):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Sept 27, 2002	Sept 28, 2001	Sept 27, 2002	Sept 28, 2001
Sales
Power Conversion	$77,678	$83,460	$243,549	$305,180
Communications Products	8,342	13,098	23,871	42,514
Other	—	12,014	—	38,869

Total	$86,020	$108,572	$267,420	$386,563

Operating Loss
Power Conversion	$(43,488)	$(20,339)	$(60,287)	$(51,814)
Communications Products	(16,935)	(1,071)	(20,442)	(4,408)
Other	—	230	—	2,046

Total	$(60,423)	$(21,180)	$(80,729)	$(54,176)

	Sept 27, 2002	Dec 28, 2001
Assets
Power Conversion	$275,519	$332,437
Communications Products	37,764	62,698
Corporate	56,805	31,348

Total	$370,088	$426,483

Operating loss in the 2002 periods presented includes a write-off for the impairment of goodwill of $35.0 million in Power Conversion and $16.9 million in Communications Products.

9.    Revolving Credit Agreement

On January 23, 2001, we entered into a revolving credit agreement with a syndicate of banks for a three-year, multi-currency, $275 million credit facility. The revolving facility, which expires on March 31, 2004, replaced a previous $200 million revolving credit facility. On January 23, 2001, $91.7 million in existing loans under the previous credit agreement were repaid from borrowings under the new revolving credit facility. As of September 28, 2001, we were not in compliance with the restrictive covenants contained in the credit facility. We obtained waivers through January 15, 2002 for the September 2001 and December 2001 financial covenant tests. On January 15, 2002, we amended our credit facility and the restrictive covenants to account for the changed business and economic conditions. The amended restrictive covenants require us, among other things, to maintain a minimum level of cumulative EBITDA, to maintain a certain minimum liquidity, and limit the purchase, transfer and distribution of certain assets. We were in compliance with the amended covenants at September 27, 2002. The aggregate amount available under the credit facility was also reduced to $85 million and is now secured by most of our domestic current and long-term assets and a pledge of two-thirds of the capital stock of our first tier foreign subsidiaries.

The amended credit agreement provides for various interest rate options on the facility initially based on the London Interbank Offer Rates plus 2.5% and includes a fee of 0.5% on the unused balance, and a 0.25% utilization fee when the line is more than 50% drawn. Any outstanding amounts under the credit facility are due on March 31, 2004. On September 27, 2002, the balance on the revolving credit facility was approximately $56 million.

10.    Finestar Transaction

On January 15, 2002, we received an investment by Finestar International Limited, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component, and video display manufacturer and one of our competitors. The transaction, for which the net proceeds were approximately $49.5 million, included the issuance of a five-year subordinated convertible note, which carries a 3% interest rate and is convertible into common stock at the option of Finestar at $11.00 per share. Finestar was also issued a five-year warrant to purchase an additional 1.55 million shares of Artesyn’s common stock at an exercise price of $11.50 per share. The common stock issuable upon conversion of the subordinated convertible note and exercise of the warrant are registered for resale pursuant to a Registration Rights Agreement entered into in connection with the transaction. Approximately $5.1 million of the value of the transaction was assigned to the warrant and was recorded to Additional Paid-in Capital. The difference between the debt recorded and the face amount of the debt is being accreted over the term of the debt as an adjustment to interest expense. Approximately $24 million of the net proceeds were used to reduce the outstanding balance on our senior revolving credit facility, with the remaining funds used for general corporate purposes. Both parties have the right to redeem the note after three years.

11.    Legal Proceedings

On February 8, 2001, VLT, Inc. (“VLT”) and Vicor Corporation (“Vicor”) filed a suit against Artesyn in the United States District Court of Massachusetts alleging that we have infringed U.S. Reissue Patent No. 36,098 entitled “Optimal Resetting of The Transformer’s Core in Single Ended Forward Converters” (the “‘098 patent”). Vicor has been withdrawn as a plaintiff by agreement of the parties. VLT has alleged that it is the owner of the ‘098 patent and that we have manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. VLT seeks damages allegedly arising from sales of those converters made between February 1995 through February 2002, when the ‘098 patent expired. The suit requests that we pay damages measured by a reasonable royalty on those sales, plus interest, attorneys’ fees and increased damages of up to three times any royalty awarded. We have challenged the validity of the patent and have denied the claims of the infringement. The parties are currently in litigation discovery and no trial date has yet been set. We believe we have strong defenses to VLT’s claims. If we were found liable to pay all of the damages requested by VLT, such a payment could have a material adverse effect on our business, operating results and financial condition. The matter has not progressed to the point where any determination of the outcome can be reasonably estimated.

The claims against us relating to the patent in dispute involve compensation for sales recorded prior to the expiration of the patent, which occurred in early February 2002. Management believes no sales after February 2002 related to this patent are at risk.

12.    Impairment of Goodwill

We adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) on December, 29 2001 and performed the required transitional impairment test in the first quarter of 2002 using a two-step approach based on reportable segments and reassessed any intangible assets, including goodwill, recorded in connection with our previous acquisitions. We determined that there was no impairment in the value of goodwill at the time.

Due to adverse business conditions in our end markets, operating performance has been lower than expected during 2002. In addition, our stock price has fallen dramatically in the same period, indicating the implied value of the company has declined. Based on these trends, our earnings forecasts were revised and we performed an updated assessment of impairment of goodwill. As a result of this assessment, an impairment loss was recognized in the Power Conversion reporting unit for $35.0 million and the Communications Products reporting unit for $16.9 million during the third quarter of 2002. The fair value of each reporting unit was determined by an independent third-party using the expected present value of projected future cash flows.

The following table is a reconciliation between net loss and net loss excluding goodwill amortization and impairment charges (000’s except share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Sept 27, 2002	Sept 28, 2001	Sept 27, 2002	Sept 28, 2001
Reconciliation to Net Loss
Net loss	$(55,671)	$(16,578)	$(73,178)	$(43,220)
Amortization of goodwill	—	2,048	—	6,006
Impairment of goodwill	51,856	—	51,856	—
Tax provision	(3,537)	(51)	(3,537)	(152)

Net loss excluding effect of goodwill amortization/impairment	$(7,352)	$(14,581)	$(24,859)	$(37,366)

Basic and diluted loss per share
Weighted average common shares	38,382	38,225	38,366	38,223

Loss per share	$(0.19)	$(0.38)	$(0.65)	$(0.98)

13.    Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus was adopted, as required, on December 29, 2001. The adoption of SFAS 144 did not have an impact on our consolidated financial position, results of operations or cash flows. We will continue to assess the value of our long-lived assets in accordance with SFAS 144 as indicated in the statement.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit

an Activity (including Certain Costs Incurred in Restructuring)”, which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. We plan to adopt SFAS 146 effective December 28, 2002 and do not expect that the adoption will have a material impact on our consolidated results of operations and financial position.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q. With the exception of historical information, the matters discussed below may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. We caution readers that a number of important factors, including those identified in the section entitled Risk Factors that May Affect Future Results in our most recently filed annual report on Form 10-K, as well as factors discussed in other reports filed with the Securities and Exchange Commission, could affect our actual results and cause them to differ materially from those expressed in the forward-looking statements.

Critical Accounting Policies

We have identified the accounting policies outlined below as fundamental to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 in our most recently filed annual report on Form 10-K for the year ended December 28, 2001. The preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure you that actual results will be the same as our estimates.

Revenue recognition and accounts receivable

We recognize revenue and the related cost of sales as products are shipped and title is passed to the customer or as services are provided. Provisions for estimated returns and sales allowances are established concurrently with the recognition of revenue and are based on a variety of factors including actual return and sale allowance history and projected economic conditions. We regularly monitor customer inventory levels and make adjustments to the returns and allowances provisions when management believes actual product returns or other allowances may differ from established reserves. While actual return and allowance rates have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same rates we have in the past. Any significant increase in returns or sales allowances could have a material adverse impact on our operating results for the period or periods in which such increases materialize.

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and a customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have occurred in the past. Our accounts receivable balance as of September 27, 2002 was $53.2 million, net of allowances of $3.7 million.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the following twelve to twenty-four months. As demonstrated during 2001 and 2002, demand for our products can fluctuate significantly over a short period of time. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

Goodwill

We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” in the first quarter of 2002. With the adoption of SFAS 142, we assessed the goodwill impairment using a two-step approach based on reportable segments and reassessed any intangible assets, including goodwill, recorded in connection with earlier acquisitions. Our initial impairment review in January 2002 indicated that we did not have an impairment in the value of the goodwill we have recorded based on our estimate of future cash flows.

In the third quarter of 2002, we reassessed our expectations for future operating performance given our performance during 2002. The new estimates of expected future cash flows indicated that an additional impairment test in 2002 would be appropriate. The result of the additional assessment was a write-down in the value of goodwill of approximately $51.9 million, leaving a balance in Goodwill, net of approximately $18.3 million as of September 27, 2002. We will continue to assess the value of our goodwill in future periods as changes in events and circumstances warrant.

We had recorded approximately $2.0 million of amortization of goodwill during each of the first three quarters of 2001, and, prior to the adoptions of SFAS 142, would have recorded approximately $2.0 million of amortization in each of the first three quarters of 2002. In addition to the impairment charge, the adoption of SFAS 142 will positively affect our operating results in future periods due to the exclusion of the amortization of goodwill.

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

Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income or loss by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. The net deferred tax asset as of September 27, 2002 was $31.6 million, net of the valuation allowance.

Results of Operations

For the Thirteen and Thirty-Nine Weeks Ended September 27, 2002 compared to the Thirteen and Thirty-Nine Weeks Ended September 28, 2001

Sales.    Sales for the thirteen weeks ended September 27, 2002 were $86.0 million compared to $108.6 million for the comparable period in 2001, a decrease of $22.6 million or 21%. Sales for the thirty-nine weeks ended September 27, 2002 decreased $119.1 million, or 31%, to $267.4 million from $386.6 million compared to the same period in 2001. The lower revenue was the result of a significant reduction in demand that we experienced from most of our major customers. The decreased level of demand, which adversely impacted all of our markets, continued throughout the third quarter of 2002 and, excluding the divestiture of Artesyn Solutions discussed below, is primarily responsible for the decrease in revenue in comparison to 2001.

During the fourth quarter of 2001, we sold our repair and logistics business, Artesyn Solutions, Inc. During the thirteen and thirty-nine weeks ended September 28, 2001, sales attributable to Artesyn Solutions were $12.1 million and $38.9 million, respectively. The exclusion of the results from 2002 accounts for the largest portion of the decrease in sales between the periods presented.

Revenue from our Power Conversion segment decreased approximately $8.1 million in the third quarter of 2002 in comparison to the second quarter. However, increases from our Communications Products segment of $3.2 million somewhat offset the sequential decrease in Power Conversion. We continue to experience significant weakness in all the markets we currently serve as our customers react to decreased end-user demand. As a result, we would expect our level of revenue in the fourth quarter of 2002 to be at or slightly below the amount recorded in the third quarter of this year.

Gross Profit.    Gross profit for the thirteen weeks ended September 27, 2002 increased to $9.4 million (or 11.0% of sales) compared to $6.3 million (or 5.8% sales) for the comparable period in 2001, an increase of $3.1 million, or 50%. The primary reason for the increase in gross profit was an excess and obsolete inventory charge of $6.0 million recorded in the third quarter of 2001. Without the charge, gross profit in the third quarter of 2001 would have been $12.3 million, or 11.3% of sales. The decrease in gross profit excluding the inventory charge was due to reduced revenue ($1.2 million) and supplier cancellation fees ($1.1 million) offset by cost reductions in our manufacturing locations. The exclusion of the results from Artesyn Solutions after its sale reduced gross profit by an additional $2.3 million.

For the thirty-nine weeks ended September 27, 2002, gross profit decreased $7.8 million or 19% in comparison with the same period in 2001 from $40.5 million (or 10.5% of sales) to $32.7 million (or 12.2% of sales). The gross profit in 2001 included a $16.0 million charge related to excess and obsolete inventory. Excluding the inventory charge, gross profit in 2001 would have been $56.5 million or 14.6% of sales. The decrease in gross profit excluding the inventory charge was primarily attributable to the decrease in revenue in 2002 compared to 2001 ($11.7 million). In addition, the exclusion of the results from Artesyn

Solutions after its sale contributed $7.7 million to the decrease.

Gross profit as a percent of revenue reflected a sequential decrease from the second quarter of 2002 (13.2%) to the third quarter of 2002 (11.0%). We do not anticipate a material improvement in gross profit as a percent of revenue unless revenue increases over the levels recorded in the second and third quarters of 2002, allowing for greater utilization of our manufacturing capacity.

During the second quarter of 2002, we announced that we would be closing our Kindberg, Austria manufacturing facility as part of our ongoing efforts to match our level of expenses with the reduced level of demand for our products. These measures are explained in further detail in “Restructuring and Related Charges” below. In addition to actions in the second quarter, we have closed several other manufacturing, engineering and administrative facilities worldwide. All functions provided by these facilities have been consolidated into other facilities throughout the world. The cost reduction initiatives implemented in both operating segments included factory work force reductions, shortened work weeks and restrictions on discretionary spending. We are committed to aligning our cost structure with current customer demand. To that end, if we feel it is necessary to make additional cost reductions during 2002 to enhance financial performance, we are prepared to do so.

Operating Expenses.    Selling, general and administrative expenses were $8.0 million (or 9% of sales) in the thirteen weeks ended September 27, 2002 compared to $10.9 million (or 10% of sales) for the comparable prior year period. For the thirty-nine weeks ended September 27, 2002, selling, general and administrative expenses were $26.6 million (or 10% of sales) compared to $42.3 million (or 11% of sales) for the comparable prior year period. In response to the significant decrease in customer demand we continue to experience, we have implemented several cost savings plans to reflect our reduced level of revenue. When it was determined that our costs and infrastructure were in excess of requirements to support near term levels of customer demand, we took steps, which are discussed below in “Restructuring and Related Charges”, to reduce infrastructure and personnel to maintain, in our judgment, the proper relationship between operating expenses and revenue. These steps included, among other actions, the closing of engineering and administrative facilities and headcount reductions. These cost saving initiatives are the primary reasons behind the dollar reductions in selling, general and administrative expenses in 2002 in comparison to the applicable period in 2001.

In addition to the cost savings initiatives, the effect of foreign currency exchange rates changed $1.0 million from a favorable effect of $0.5 million for the thirteen weeks ended September 28, 2001 to a favorable effect of $1.5 million in the comparable period in 2002. For the thirty-nine weeks ended September 27, 2002, the favorable effect of exchange rates was $4.3 million compared to no effect in the same period in 2001. The effect of foreign currency translation can vary significantly over time. We anticipate the effect will not be material in future periods. Excluding the effect of foreign currency exchange rates, the level of selling, general and administrative expenses is expected to remain consistent with the third quarter of 2002 for the remainder of the year. In addition to the effect of foreign currency exchange rates, approximately $1.6 million and $4.8 million, respectively, of the decrease in selling, general and administrative expenses in the 2002 periods presented is attributable to the exclusion of Artesyn Solutions after its sale.

Research and development expenses totaled $8.5 million, or 10% of sales, in the third quarter of 2002 compared to $9.6 million, or 9% of sales, for the third quarter of 2001. For the first three quarters of the year, research and development expenses totaled $25.4 million, or 10% of sales, in 2002 and $33.3 million, or 9% of sales, in 2001. While we have reduced our research and development expenses to maintain an appropriate relationship with revenue, we maintain our commitment to invest in research and development activities. The timely introduction of new technology and products will continue to be an integral component of our competitive strategy. We expect the level of research and development expenses to be consistent, on an actual dollar basis, with the level recorded in the first three quarters of 2002.

Amortization/Impairment of Goodwill.    On December 29, 2001, we adopted SFAS 142, “Goodwill and Other Intangible Assets”. With the adoption of SFAS 142, goodwill will no longer be subject to amortization but is subject to an annual impairment test. We have not recorded and will not record amortization expense related to goodwill in any period after adoption.

Due to adverse business conditions in our end markets, operating performance has been lower than expected during 2002. In addition, our stock price has fallen dramatically in the same period, indicating that the implied value of the company has declined. Based on these trends, our earnings forecasts were revised and we performed an updated assessment of impairment of goodwill. As a result, a goodwill impairment loss was recognized in the Power Conversion reporting unit for $35.0 million and the Communications Products reporting unit for $16.9 million during the third quarter of 2002. The total impairment charge of $51.9 million is included in operating expenses in the period. The impairment charge removes all the goodwill previously recorded in Power Conversion and reduces the goodwill recorded in Communications Products to $18.3 million. The fair value of each reporting unit was determined by an independent third-party using the present value of projected future cash flows. We will continue to apply the standards dictated by SFAS 142, and if market conditions continue to deteriorate, additional assessments may become necessary. At this time, however, we are not anticipating an assessment beyond our normal annual requirement.

Restructuring and Related Charges.    During 2001 and 2002, we implemented a plan to restructure certain of our operations as a result of a significant reduction in actual and forecasted customer demand for our products resulting in excess manufacturing capacity and costs. Our restructuring activities are designed to address these issues, and are comprised of the following elements:

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

Pursuant to the restructuring plan, during the first three quarters of 2002, we recorded restructuring charges totaling approximately $9.6 million. This amount included employee and facility expenses related to the planned closure of our Kindberg, Austria manufacturing facility, as well as headcount reductions in other locations announced in May 2002. The components of this charge, along with the 2002 activity related to these and other restructuring charges, are presented in the following table ($000’s):

	Accrued Liability at December 28, 2001	2002 Activity			Accrued Liability at September 27, 2002
		Restructuring Charge	Charges to Reserve
			Cash	Non-Cash
Facility closures	$3,149	$4,200	$(1,804)	$(2,072)	$3,473
Employee termination costs	2,283	5,374	(3,084)	—	4,573

	$5,432	$9,574	$(4,888)	$(2,072)	$8,046

The charge for facility closures is primarily write-offs of equipment and other fixed assets to be disposed of or abandoned at locations that are being closed. The remaining reserve represents an estimate of the future lease commitments and buyout options for those locations being closed, after considering sublease and time-to-market expectations. We anticipate the closure of facilities and disposal of assets will be completed by the end of the first quarter of 2003. Lease payments for the closed facilities, which total approximately $2.2 million, extend into 2006. Although we are aggressively marketing these locations for subleases on acceptable terms, the ultimate time required to obtain acceptable subleases may extend beyond our estimates.

The restructuring plan included the termination and payment of related severance benefits for approximately 1,400 affected employees (800 direct labor, 400 indirect labor and 200 administrative), of which approximately 1,200 have been terminated as of September 27, 2002. The remaining terminations and associated termination payments are expected to be made during the fourth quarter of 2002 and the first quarter of 2003.

As part of ongoing restructuring efforts, we expect to record total charges of approximately $10.5 million in 2002, with the remaining balance of the charge related to our current plan, $1.0 million, expected to be recorded in the fourth quarter of this year. We are committed to maintaining a proper relationship between costs and customer demand. To that end, we are prepared to take additional actions to reduce our cost structure during 2002 should business conditions dictate.

Interest Expense, net.    Net interest expense in the thirteen weeks ended September 27, 2002 was $1.5 million, which was consistent with the amount recognized in the third quarter of 2001. For the thirty-nine weeks ended September 27, 2002, interest expense, net increased slightly to $5.2 million from $5.0 million in the comparable 2001 period. We entered 2002 with lower outstanding borrowings on our revolving credit agreement compared with 2001 due to the sale of Artesyn Solutions. In addition, our transaction with Finestar early in 2002 further reduced the amounts outstanding on our revolver. The reduction of outstanding debt on the revolver has reduced interest expense in 2002 compared to 2001. However, due to interest and accretion resulting from the debt and equity instruments issued in the Finestar transaction, and the amortization of related capitalized debt issuance costs, interest expense has remained consistent in 2002 compared to 2001.

During December 2001, we sold our repair and logistics business, Artesyn Solutions, Inc. to Solectron Global Services, Inc. for $33.5 million. A substantial portion of the net proceeds was used to pay down outstanding debt, reducing our expected interest expense in 2002 related to our senior credit facility.

On January 15, 2002, we received a $50.0 million investment from Finestar International Limited, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component and video display manufacturer and one of our competitors. The $50.0 million investment was made through the issuance of a five-year subordinated convertible note and a five-year warrant to purchase 1.55 million shares of our common stock. A substantial portion of the cash received from the transaction with Finestar was used to pay down our senior debt. Interest expense in future periods will include interest and accretion related to the instruments issued in connection with this transaction. Both parties have the right to redeem the note after three years.

In the first quarter of 2002, we amended our revolving credit facility. The amendment includes, among other things, higher interest rates for the borrowings outstanding compared to the original credit facility, and revised financial covenants. We are in compliance with all such covenants as of September 27, 2002. After taking into account all the factors affecting interest expense, net, we believe the amount recorded in 2002 will continue to be consistent with the levels experienced in fiscal 2001.

Benefit for Income Taxes.    In the thirteen weeks ended September 27, 2002, a benefit for income taxes of 10% of the pretax loss was recorded compared to a benefit of 27% of the pretax loss recorded in the same period in 2001. For the thirty-nine weeks ended September 27, 2002, a benefit from income taxes of 15% of the pretax loss was recorded compared with a benefit of 27% of the pretax loss recorded in the same period in 2001. The primary reason for the differences between the periods was the non-deductibility of a portion of the goodwill impairment charge recorded in 2002. The effective tax rate is expected to remain at 15% for the remainder of 2002 if we continue to perform at current operating levels.

Net Loss.    Net loss for the thirteen weeks ended September 27, 2002 was $55.7 million, or $1.45 per diluted share, compared to net loss of $16.6 million, or $0.43 per diluted share, for the comparable prior year quarter. Net loss for the thirty-nine weeks ended September 27, 2002 was $73.2 million, or $1.91 per diluted share, compared to a net loss of $43.2 million, or $1.13 per diluted share for the comparable period in 2001. The primary reason for the increased loss in 2002 was the goodwill impairment charge (approximately $48.3 million after-tax recorded in the third quarter) partially offset by the excess and obsolete inventory charge (approximately $4.4 million after-tax for the thirteen weeks and $11.7 for the thirty-nine weeks ended September 28, 2001) recorded in 2001 along with the other factors discussed above. In addition, there was no amortization expense recognized in 2002 related to goodwill helping to further offset the negative factors discussed above.

Power Conversion

The continued erosion of customer demand, especially with our Telecom and Wireless customers, significantly affected financial performance for the entire Power Conversion segment. Revenue for Power Conversion for the thirteen weeks ended September 27, 2002 was $77.7 million, a decrease of $5.8 million, or 7%, from the third quarter of 2001. For the thirty-nine weeks ended September 27, 2002, revenue from Power Conversion was $243.5 million, a decrease of $61.6 million, or 20% from the comparable period in 2001. The level of demand experienced in 2002 has continued to deteriorate from the levels in 2001. It is our expectation that revenue for this segment in the fourth quarter of 2002 will be at or slightly below the amount recorded in the third quarter of this year.

The operating loss recorded for our Power Conversion segment in the thirteen weeks ended September 27, 2002 was $43.5 million, an increase of $23.2 million from the comparable period in 2001 ($20.3 million). The primary reason for this difference was the $35.0 million charge for goodwill impairment offset by the $6.0 million charge for excess and obsolete inventory recorded in 2001. In addition, we recorded amortization of goodwill in the 2001 period of approximately $0.5 million. The remaining difference is attributable to cost savings initiatives adopted during the last twelve months.

For the thirty-nine weeks ended September 27, 2002, operating loss for Power Conversion was $60.3 million compared with $51.8 million in the comparable period in 2001. The difference is attributable to the charge for goodwill impairment of $35.0 million offset by the charge for excess and obsolete inventory recorded in 2001 ($15.5 million), a gain recorded related to the change in foreign exchange rates ($4.3 million) and the amortization of goodwill recorded in 2001 ($1.5 million), with the remaining difference attributable to cost savings initiatives adopted during the last twelve months.

Communications Products

Revenue from our Communications Products segment for the thirteen weeks ended September 27, 2002 was $8.3 million compared to $13.1 million in the third quarter of 2001, a decrease of $4.8 million or 37%. For the thirty-nine weeks ended September 27, 2002, revenue for Communications Products was $23.9 million, a decrease of $18.6 million, or 44%, from $42.5 million recorded in the same period in 2001. The decrease in revenue is the result of the continued decrease in demand in the Telecom and Wireless market sector. It is our current expectation that the level of revenue from our Communications Products segment for the fourth quarter of 2002 will be at or slightly below the amount recorded in the third quarter of this year.

The operating loss recorded for our Communications Products segment in the thirteen weeks ended September 27, 2002 increased to $16.9 million from the $1.1 million operating loss recorded in the same period in 2001. The primary difference between the operating loss recorded in the third quarter of 2002 in comparison to the third quarter of 2001 is the goodwill impairment charge of $16.9 million recorded in 2002 along with the effect of lower revenue ($2.3 million) offset by the amortization expense recorded in 2001 ($1.5 million) and cost reductions adopted during the last twelve months.

For the thirty-nine weeks ended September 27, 2002, we recorded an operating loss of $20.4 million in Communications Products compared to a $4.4 million loss in 2001. The changes in the thirty-nine week period are due primarily to the goodwill impairment loss of $16.9 million and the effect of lower revenue ($9.0 million) offset by the exclusion of goodwill amortization in 2002 ($4.5 million), the excess and obsolete inventory write-down in 2001 (approximately $0.5 million) and the results of our cost savings initiatives.

Liquidity and Capital Resources

At September 27, 2002, our cash and equivalents increased to $89.0 million from $54.1 million on December 28, 2001. This increase was primarily attributable to the issuance of a five-year subordinated convertible note and warrant to Finestar in January 2002, cash generated from operations of $36.3 million offset by payments of long-term debt of $45.8 million.

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

Cash provided by operations was $36.3 million for the thirty-nine weeks ended September 27, 2002 compared with cash used in operations of $10.3 million in the same period in fiscal year 2001. Cash from operations was positively impacted by a decrease in inventory, which provided a source of cash of $19.7 million in the first three quarters of 2002 compared to a use of cash of $8.2 million in the same period in 2001. Also contributing to the change was a smaller net loss after removing the effect of goodwill impairment and amortization (approximately $15.9 million). In addition, commitments to suppliers resulted in significant use of cash in 2001 attributable to accounts payable ($53.7 million). In 2002, the change in the balance of accounts payable was a use of cash of $2.1 million.

The effects on operating cash flow discussed above were offset by a change in the effect of accounts receivable between the periods. During 2001, the effect of the reduction in the balance of accounts receivable was a source of cash of $42.4 million. During 2002, the effect was reduced to a source of cash of $20.9 million. This reduction is the result of the significant decrease in the level of business activity in 2001. Our levels of business activity and the resulting balance in accounts receivable have continued to decline in 2002, but to a lesser degree. In addition to the effect of accounts receivable, the inventory provision recorded in 2002 significantly decreased in 2001 ($19.3 million).

We expect our balance in inventory will continue to decrease in the fourth quarter of 2002 as we make more efficient use of the inventory at our disposal. The balance in accounts receivable will continue to vary based on our level of business activity.

Capital expenditures for the first three quarters of fiscal year 2002 totaled $4.3 million, primarily for the upgrade of existing manufacturing equipment. During the third quarter of 2002, capital expenditures were $1.6 million. We expect capital expenditures in the fourth quarter of 2002 to remain consistent with the amount recorded in the third quarter due to the maintenance and technology requirements necessary for efficient production of specific key products. However, we anticipate that the capital expenditures will continue to be significantly below the levels experienced in 2001 until business conditions improve.

A deferred payment related to the purchase of Spider was made in the second quarter of 2002 for approximately $2.4 million. This payment is considered deferred purchase price and was not contingent upon Spider’s operating performance. The final deferred payment of approximately $2.5 million related to the acquisition of Spider will be made on March 31, 2003.

Additionally, the second of Spider’s contingent earnings periods ended on March 31, 2002. Based on Spider’s operating results, no contingent consideration will be paid related to this earnings period. The third and final earn-out period will end on March 31, 2003. We originally forecasted a potential earn-out payment for the third period of approximately $4.5 million based on Spider’s anticipated results, although the actual amount is not subject to a cap. Given Spider’s performance in 2002 and current expectations for 2003, however, we do not expect additional amounts will be paid related to Spider’s contingent consideration agreements. For the earn-out period ended March 30, 2001, an additional $1.2 million in purchase price was recorded based on Spider’s operating results, $0.7 million of which was paid in 2001, with the remaining amount paid during the third quarter of 2002.

AzCore was acquired in August 2000 for approximately $5.8 million of fixed cash payments and up to $8.0 million in contingent consideration based on certain milestones through fiscal years 2001 and 2002. Through the end of 2001, several of these milestones had been reached and approximately $4.0 million in contingent consideration had been paid. In the first quarter of 2002, an additional $0.5 million contingent payment was made. During the third quarter of 2002, we recorded an additional $2.8 million in additional purchase price due to the probability that additional contingent payments will be earned, $1.1 million of which will be paid in the fourth quarter of this year. The remaining contingent considerations will be paid as milestones are met.

RTD was acquired in January 2001 for approximately $3.3 million, net of cash acquired, of fixed cash payments and up to $7.0 million in contingent consideration based on certain milestones. The initial earn-out payment of $3.0 million was made to the former owners of RTD in the fourth quarter of 2001. The remaining contingent consideration ($4.0 million) will be paid if the contingencies are met.

During the fourth quarter of 2001, we sold our repair and logistics business, Artesyn Solutions, Inc., to Solectron Global Services, Inc., a subsidiary of Solectron Corporation, for approximately $33.5 million. A substantial portion of the net proceeds from the sale was used to reduce the outstanding balance on our senior revolving credit facility.

Net cash provided by financing activities was $3.9 million for the first three quarters of fiscal year 2002.

This amount includes the net proceeds from the transaction with Finestar, offset by the amount of debt repaid related to the same transaction and throughout the year. Payments of $7.0 million were made in the third quarter of 2002 to reduce the balance on our senior revolving credit facility to approximately $56.0 million at the end of the quarter. Further repayments were made at the beginning of the fourth quarter of 2002 to reduce the balance on the revolving credit facility to $51.0 million.

On January 23, 2001, we entered into a revolving credit agreement with a syndicate of banks that provided a three-year, multi-currency, $275 million credit facility. The revolving credit facility, which expires on March 31, 2004, replaced our previous $200 million revolving credit facility. On January 23, 2001, $91.7 million in existing loans under the previous credit agreement were repaid from borrowings under the new revolving credit facility. As of September 27, 2001, we were not in compliance with the restrictive covenants contained in our revolving credit facility in effect at the time. We obtained waivers through January 15, 2002 for the September 2001 and December 2001 financial covenant tests. On January 15, 2002, we amended our credit facility and changed the restrictive covenants to account for changed business and economic conditions. The amended credit facility contains restrictive covenants that, among other things, require a minimum level of cumulative EBITDA, require minimum liquidity provisions, and limit the purchase, transfer and distribution of certain assets. We are in compliance with these amended covenants as of September 27, 2002. The amount available under the credit facility was also reduced to $85 million and is secured by certain assets.

Based on current expectations and business conditions, we believe our cash and cash equivalents, available credit line, cash generated from operations and other financing activities are expected to be adequate to meet working capital requirements, capital expenditure requirements, debt and capital lease obligations, contingent payments related to acquisitions, and operating lease commitments for the next twelve months. We currently expect that these sources will also be adequate to fulfill our long-term capital requirements. During 2004, the amounts outstanding on our current revolving credit agreement will come due. At that time, we will need to put new financing in place to satisfy the amounts outstanding. If financing cannot be arranged, we would be forced to look to alternative sources to satisfy the amounts outstanding. We cannot be certain that such financing would be available at all or on terms favorable to us.

Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus was adopted, as required, on December 29, 2001. The adoption of SFAS 144 did not have an impact on our consolidated financial position, results of operations or cash flows. We will continue to assess the value of our long-lived assets in accordance with SFAS 144 as indicated in the standard.

In June 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)”, which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. We plan to adopt SFAS 146 effective December 31, 2002 and do not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

Conversion to the Euro Currency

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The legacy currencies of the participating European Union members remained legal tender in the participating countries for the transition period from January 1, 1999 through January 1, 2002. On January 1, 2002, the participating countries issued new euro-denominated bills and coins for use in cash transactions. Legacy currencies were no longer legal tender for any transactions beginning July 1, 2002, making conversion to the euro complete. We have assessed and addressed the issues involved with the introduction of the euro including, converting information technology systems; reassessing currency risk; negotiating and amending licensing agreements and contracts; and processing tax and accounting records. The introduction and use of the euro has not materially affected our foreign exchange and hedging activities or use of derivative instruments. While we will continue to evaluate the impact of the euro’s introduction over time, based on currently available information, we do not believe that the introduction of the euro currency will have a material adverse impact on the financial condition or overall trends in results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage exposure to changes in interest rates and fluctuations in the value of foreign currencies using a variety of methods. We have managed interest rate risk on our variable rate debt instruments through use of interest rate swaps pursuant to which we exchanged our floating rate interest obligations for fixed rates. In these cases, the fixing of the interest rates offsets our exposure to the uncertainty of floating interest rates during the term of the loans. As of September 27, 2002, we had no outstanding interest rate swap instruments.

We have significant assets and operations in Europe and Asia and, as a result, our financial performance could be affected by significant fluctuations in foreign exchange rates. To mitigate potential adverse trends, our operating strategy takes into account changes in exchange rates over time. Accordingly, we may enter into various forward contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The principal currency to be hedged is the euro. As of September 27, 2002, we had no outstanding foreign currency forward exchange contracts.

It is our policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet our objectives as stated above. We do not enter into foreign currency or interest rate transactions for speculative purposes.

Item 4.    Controls and Procedures

Based on their evaluation, as of a date within ninety days of the filing of this Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Forward Looking Statements

Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve certain risks and uncertainties. Readers are cautioned that these forward-looking statements may differ materially from actual future events or results, and are referred to the documents periodically filed with the Securities and Exchange Commission, specifically the most recent reports on Forms 10-K and 10-Q, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements. These factors include, but are not limited to, fluctuations in the end-market demand, integration of operations and technology, market acceptance of existing and new products, dependence on and volatility of foreign sales, the potential for fluctuations in operating results, changes in accounting rules or principles and general technological changes which may render our existing products obsolete. Any forward-looking statements included in this Form 10-Q are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

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

(b)  Reports on Form 8-K

During the quarter ended September 27, 2002, Artesyn Technologies, Inc. filed the following current reports on Form 8-K:

a)  On July 25, 2002, Artesyn announced its financial results concerning the second quarter of 2002. (Report dated July 23, 2002)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESYN TECHNOLOGIES, INC (Registrant)

By:	/s/ RICHARD J. THOMPSON
Richard J. Thompson Vice President Finance Principal Financial Officer

DATE:  November 6, 2002

OFFICER CERTIFICATION

I, Joseph M. O’Donnell, certify that:

1.  I have reviewed this quarterly report on Form 10Q of Artesyn Technologies, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOSEPH M. O’DONNELL
Joseph M. O’Donnell Vice Chairman and Chief Executive Officer

November 6, 2002

OFFICER CERTIFICATION

I, Richard J. Thompson, certify that:

1.  I have reviewed this quarterly report on Form 10Q of Artesyn Technologies, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD J. THOMPSON
Richard J. Thompson Chief Financial Officer

November 6, 2002

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.