Form 10-K
period 2002-12-27
ARTESYN TECHNOLOGIES INC
filed 2003-03-26
CIK 23071

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

[x]            Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 27, 2002

Commission File No. 0-4466

Artesyn Technologies, Inc.

(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation)	59-1205269 (I.R.S. Employer Identification No.)

7900 Glades Road, Suite 500, Boca Raton, FL (Address of principal executive offices)	33434-4105 (Zip Code)

(561) 451-1000
(Registrant’s telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [x] No [ ].

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $116.2 million. Both the number of shares outstanding held by non-affiliates and the market price of the stock, which was reported on the Nasdaq National Market, were determined as of March 17, 2003.

As of March 17, 2003, 38,684,600 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Artesyn’s proxy statement for the annual meeting of shareholders to be held on May 8, 2003 are incorporated by reference into Part III hereof.

This Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. We caution readers that a number of important factors, including those identified in the section entitled “Risk Factors that May Affect Future Results” as well as factors discussed in our other reports filed with the Securities and Exchange Commission, could affect our actual results and cause them to differ materially from those expressed in the forward-looking statements. Many forward-looking statements included in this Form 10-K are made only as of the date hereof, based on information available as of the date hereof, and subject to applicable law to the contrary, we assume no obligation to update any forward-looking statements.

PART I

ITEM 1.         Business

We provide advanced power conversion equipment and real-time subsystems to the computing, storage and communications industries. We are headquartered in Boca Raton, Florida, and are primarily engaged in the design, development, manufacture, and sale of electronic products, power supplies, power conversion products and power subsystems. We operate in two segments, Power Conversion and Communications Products. With one of the broadest product portfolios available, our Power Conversion business offers customers a wide range of high efficiency AC/DC power supplies, as well as advanced DC/DC and isolated and non-isolated Point of Load, or POL, converters for distributed power architectures. The Communications Products business offers its customers CPU boards, WAN interfaces, and protocol software solutions that are at work on many of today’s leading Teledatacom networks. Our customers include worldwide market leaders in each of their chosen market sectors such as Alcatel, Ciena, Cisco Systems, Dell Computer, EMC, Ericsson, Hewlett-Packard, IBM, Lucent Technologies, Motorola, Nortel, Nokia, and Sun Microsystems. We also provide products to many other companies in the computing and communications industry and maintain a worldwide network of well-regarded distributors including Arrow Electronics and Avnet.

Founded in March, 1968 as Computer Products, Inc., we have provided components and service solutions to the electronics industry throughout our history. In late 1997, we merged with Zytec Corporation and changed our name to Artesyn Technologies, Inc. Since that time, we have focused on power conversion and single board computing solutions for the computing and telecommunications industries. We have also made several strategic acquisitions to add technologies and new products for our chosen markets and we have disposed of businesses and lines of products that were outside our chosen market focus. More recently, due to the significant downturn in demand in our end markets, we have restructured the company to ensure that our supply capacity matches market demands and that our cost structure is competitive. Despite the difficulties our end markets experienced in the last two years, we believe the industry in which we compete and the markets we have chosen to serve will provide us with significant growth opportunities for many years to come.

If you would like additional information on our business, please visit our website at http://www.artesyn.com. All annual reports, quarterly reports, current reports and all amendments to these reports are available free of charge as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission through our website.

Products and Services

Industry and Market Overview

As a provider of electronic products, subsystems and services to Original Equipment Manufacturers, or OEMs, the producers of electronic equipment, we have chosen to focus on those sectors of the computing and communications industries that we believe offer us the strongest prospects for sustained growth.

Fiscal year 2002 was very difficult for the markets we serve, especially the telecommunications industry. Following the sudden and unexpected decrease in demand in 2001 resulting in decreased sales, cancelled orders, and excess inventory, we found the prospects for 2002 equally as challenging. The decrease in end-user demand continued, resulting in downsizing and industry contraction. Many of the markets we serve, especially the telecommunications markets, are still experiencing uncertain demand levels. We believe, however, that the communications marketplace still holds significant long-term growth opportunities, and this will continue to be our focus as we move ahead.

The leading companies in the communications industry typically value quality, reliability, technical support, continuous and rapid technological development and flexible manufacturing, which are all qualities we believe we are capable of providing. In addition, we believe we benefit from a number of strategic advantages as described below.

Continued Investment in Research and Development — While we reduced our resources throughout the company during 2002 to more closely match our cost structure with our current level of demand, we maintained our level of investment in research and development. As a percent of revenue, research and development was 10% in 2002 in as compared to 8% in 2001. As part of a rapidly changing industry, companies that are able to offer their customers continuing innovation and timely product development will emerge from the industry downturn as stronger competitors.

New Products — During 2002 as a result of our continued commitment to research and development, we introduced several new products that provide our customers with the technical innovation required to manufacture smaller and more capable products. The Power Conversion segment introduced several new, high efficiency DC/DC quarter and eighth bricks, and we continue to develop and record program wins for our isolated and non-isolated Point-of-Load (“POL”) products. Our product portfolio is one of the broadest in the Power Conversion industry, specializing in products for Distributed Power Architectures, or DPAs. In the Communications Products segment, our products include WAN interfaces, CPU boards and hardware/software subsystems for many of the key OEMs in the telecommunications industry.

Our commitment to research and development, we believe, ensures our continued leadership in the introduction and commercialization of new technologies. We believe our ability to introduce new products positions us to expand the available markets we serve.

Market-Focused Commercial Organization — During 2002, not only did we initiate organizational changes to reduce our cost structure, but sales channels were reorganized along customer and product lines to allow us to better identify technology trends, understand our end market customers and provide improved coverage of second tier customers. The new organization should provide faster and more accurate information on the product and technology requirements of our customers. We believe this, in combination with our continued commitment to research and development, uniquely qualifies us to serve customers in a rapidly changing technology environment.

Power Conversion

The Power Conversion segment designs, manufactures and services power supplies and systems for industry-leading OEMs and premier distributors worldwide. It covers both AC/DC and DC/DC products and offers one of the broadest ranges of power conversion products in the industry, spanning a 1W to 6KW power range.

The Power Conversion segment specializes in developing products for DPAs, with emphasis on high efficiency, high power density DC/DC converters and POL, converters for high-end processors and leading-edge AC/DC front-end power supplies.

All electronic systems require a steady supply of electrical power at one or more voltage levels. AC/DC power supplies convert alternating electric current, or AC, from a primary power source, such as a wall outlet, into the direct current, or DC, required to operate solid state electronic equipment. DC/DC power supplies are used to convert a particular direct current voltage into another (higher or lower) direct current voltage. Power supplies can also be designed to perform diagnostic functions, protect equipment from power surges, power outages, or even the equipment’s own malfunction.

We provide standard products, modified-standard products and custom products. Standard products, which are manufactured based on standard platforms and are offered to customers “off-the-shelf”, provide for rapid time-to-market and minimal risk due to proven design. They are ideal for low to moderate volume applications or for application specific requirements. Modified-standard products are slightly customized from an existing product platform to meet a particular customer’s special requirement. Custom products are developed specifically for a single customer to their own specification. We maintain a group of custom power supply designers and focus these resources on carefully selected long-term opportunities with companies that are either leaders or emerging as leaders in high growth market segments. Whether standard, modified-standard or custom, our power conversion products fall into one of the following categories:

•         AC/DC Power Supplies — These products represent the majority of our product sales. Standard AC/DC power supplies include open-frame, closed-frame and external units, as well as a series of rack-mountable front-end power supplies for distributed power systems. Most are advanced switch mode designs ranging in power from a few watts to several kilowatts.

•         DC/DC Power — Due to the emergence of low-voltage, high performance silicone, the demand for DC/DC converters has grown rapidly in recent years. Our product portfolio includes both isolated and non-isolated converters with power outputs from 2W to 264W with output voltages as low as 1.1V and models with output currents as high as 80A.

“Isolation” in DC/DC converters references design safety features that allow separation of the output of the converter from direct connection to the input. The input and output are separated (isolated) by a transformer and therefore protects the users from hazardous voltages.

“Non-Isolated” converters do not need an isolation boundary because the isolation is provided by a converter upstream from this device. Most, if not all, electrical systems require isolation for safety reasons as mentioned above. However, isolation boundaries are expensive, thus the simple bus converters (lower cost isolated products) followed by less expensive non-isolated voltage regulators provide a less costly power system solution.

The latest trend in DC/DC power converters toward smaller, highly efficient low voltage converters has resulted in our newest line of DC/DC bricks. During 2002, we introduced a new line of ultra low profile, high power DC/DC converters for DPAs. These products include both eighth brick and dual-output quarter brick configurations, and are capable of delivering an industry leading 40 amps of output current.

•         Point of Load Power — One of the fastest growing DC/DC product areas is used to provide power in close physical proximity to the point of use and is referred to as POL power supplies. Advanced processors, Digital Signal Processors and memory chips can go from zero to a full load in millionths of a second, and the power supply must keep pace. In order to provide the low voltages, high currents and fast response time necessary, the power converter must be placed in close proximity to the point of use. We recently introduced one of the first dual-output, non-isolated POL converters designed for the memory market. This special purpose converter further extends our position in the growing POL market.

•         External Power Supplies — These products, commonly referred to as adapters, are a special type of AC/DC power supply. External power supplies are provided in their own housing outside of the equipment being powered. Typically, these products range from a few watts of power to as much as 130W and are commonly used for mobile applications. We provide these products in high volume to makers of various types of terminals, modems, and storage systems.

Many of our products are also used extensively in modular systems employing a scheme known as Distributed Power Architecture. This architecture, which uses several power supplies in order to provide an integrated power solution to an end product, is commonly employed in larger networking and communication systems. Typically, multiple power processing or conversion locations and several power conversions are required to deliver the most efficient use of power in the end product. DC/DC converters are employed along side other products such as an AC/DC front end, a POL converter or a centralized DC/DC power supply. This type of architecture makes for very reliable end products due to the efficient distribution of heat and lower voltage levels.

Currently, an area of significant opportunity for us is the utilization of our products in wireless applications. Typically, high efficiency DC/DC converters, high density AC/DC front ends, POL designs for switching current at low voltages and external power supplies are utilized in wireless base stations for communications networks and wireless access systems, such as wireless internet providers. The technology in the market is changing so rapidly, our customers in this arena need a highly capable, design oriented partner to provide low cost and highly automated solutions. We believe that our standard product offerings, low total cost of ownership, automated manufacturing techniques and semiconductor integration technology make us a preferred provider to wireless customers.

We currently own approximately 35 technology patents. However, we do not believe that any of these patents provides us with a significant market position. Most of our sales are related to custom applications, which are primarily utilizing public technology. The oldest of these patents is set to expire in approximately five years. Due to the rapidly changing technological environment, we do not believe that the expiration of our older patents puts our competitive position or material revenue at risk.

Communications Products

We also provide the core communications technology and building blocks for today’s converging telecommunications networks. Product lines include high performance CPU boards, telecom interfaces, protocol software, and bundled subsystems that have been delivered to many of the top names in the telecom industry. Based on worldwide industry standards and open systems technology such as PMC, PCI and CompactPCI™ for communication between computer boards, these solutions can be used off-the-shelf or customized to meet specific cost and performance requirements.

Our CPU boards typically function as embedded controllers in telecommunications systems such as high-speed routers and switches, fiber optic transport systems and cable headends.

Our primary product line is communications interfaces, such as T1 or E1, which are able to carry either voice or data. Integrated with our Spider™ protocol software, these interfaces are employed in a wide range of worldwide telecom and datacom systems, such as gateway/routers, switching, call processing, and wireless communications infrastructure.

During 2002, our Communications Products segment’s new product offerings included SpiderWareNP, an integrated hardware/software bundle designed to bridge the ATM and IP networks used in 3G wireless applications. SpiderWareNP won Internet Telephony Magazine’s New Product of the Year in 2002. We believe that these products will provide us with significant opportunities in the telecommunications industry as the newest technology gains market and consumer acceptance.

Marketing and Distribution

Our products are sold directly to OEM customers and through manufacturer representatives and stocking distributors. Sales and engineering personnel in both segments supervise and provide technical assistance to independent foreign and domestic sales representatives and to domestic and foreign distributors. During 2002, the Power Conversion segment established a new pan-European network of independent manufacturers representative organizations to complement and enhance our direct sales force. We believe that we are the first power conversion company to do this.

Although we seek to diversify both our customer and market application bases, sales to Hewlett-Packard, Dell Computer and Sun Microsystems represented 17%, 15% and 13%, respectively, of fiscal year 2002 sales.

We have derived a significant portion of our sales in recent years from products manufactured in international locations, primarily China, Ireland, Hungary and Austria. During 2002, we announced that our manufacturing locations in Austria and Ireland would be closed during 2003, with their production being shifted to low-cost operations in China and Hungary. Thus, our future operations and financial results could be significantly affected by international factors, such as changes in foreign currency exchange rates or political instability. Our operating strategy and pricing take into account changes in exchange rates over time. However, our future results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates. See Note 15, “Business Segments and Geographic Information,” of the Notes to Consolidated Financial Statements for additional information.

Customers and Applications

The targeted customers and applications are generally the same in the Power Conversion and Communication Products groups. These include market leaders and emerging companies in the computing and communications markets. The applications and key customers for our products can be grouped as follows:

Computing/Mass Storage	Carrier/Enterprise Solutions	Wireless Infrastructure
— Brocade	— Agilent	— Alcatel
— Crossroads	— Alcatel	— Ericsson
— Dell	— Ciena	— Lucent
— EMC	— Cisco	— Motorola
— Extreme Networks	— Ericsson	— Nokia
— Fujitsu Siemens	— Juniper	— Nortel
— Hewlett-Packard	— Lucent	— Siemens
— IBM	— Nortel
— Sun Microsystems	— Siemens

Materials and Components

The manufacture of our products requires a wide variety of materials and components. We have multiple external sources for most of the materials and components used in the production of off-the-shelf standard products. As a result of the custom nature of many of our products, components used in the manufacture of these products are currently obtained from a limited number of suppliers. Additionally, we manufacture some of our components. We will continue to design component flexibility into our manufacturing process, including identifying alternative parts and suppliers.

We participate in an industry in which customers are constantly expecting price reductions and increased capability for our products due to the rapidly changing technological environment in which we compete. As a result, we must continue to secure adequate price reductions from our suppliers in order to keep our products price competitive. It is important that the level of price reductions on raw materials maintain the same pace of price reductions as is expected of our end products. Maintaining these reductions and forecasting the expectations of our end markets is a key component to the cost structure of our business.

Manufacturing

We maintain a number of manufacturing facilities around the world. Most of our products, especially those for our Computing and Storage customers, are manufactured in our facility in Zhongshan, China. During 2002, we announced that our current manufacturing facilities in Kindberg, Austria and Youghal, Ireland would be closed in response to the downturn in revenue we have experienced over the last two years. The Kindberg plant, which is scheduled for closure in the second quarter of 2003, manufactured products primarily for the wireless market. The Youghal plant, which is scheduled to be closed in the third quarter of 2003, primarily manufactures highly automated DC/DC products. Manufacture of the wireless products will be transferred to our facility in Tatabanya, Hungary, while the production from Youghal will be moved to both Hungary and China. We also will continue to operate facilities in Redwood Falls, Minnesota, which manufactures higher value products in the low to moderate volume range, and Einsiedel, Germany, which primarily manufactures AC/DC products. Communications products are manufactured exclusively in Madison, Wisconsin.

Intellectual Property Matters

We believe that our future success is primarily dependent upon the technical competence and creative skills of our personnel, rather than upon any patent or other proprietary rights. However, we have protected certain products with patents where appropriate and have defended, and will continue to defend, our rights under these patents. We currently maintain approximately 35 patents related to technology included in the products we sell.

We do not believe that the patents currently in place provide us with a significant competitive position in any market. The oldest of these patents expires in approximately five years. Due to the rapidly changing technology in our industry, none of these patents is associated with a significant amount of current revenue. Therefore, we do not believe there is significant risk associated with the expiration of our patents.

Backlog

Sales are generally made pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on hand having delivery dates scheduled within the next six months, although the majority of our orders remain cancellable by the customer. Order backlog at December 27, 2002 was $72.7 million as compared to $92.4 million at December 28, 2001. The level of backlog is considerably less at the end of 2002 compared to the end of 2001 due to the continued decrease in demand we have experienced throughout our end markets. The decrease in demand resulted in unfulfilled commitments from customers and shortened lead times from order to delivery. We expect to ship substantially all the December 27, 2002 backlog in the first six months of 2003.

Competition

The industry in which we compete is highly competitive and characterized by customer expectations for continually improved product performance, shorter manufacturing cycles and lower prices. These trends result in frequent introductions of new products with added capabilities and features and continuous improvements in the relative price/performance of the products. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which could adversely affect our results of operations and financial condition. Poor market conditions during 2002 intensified this level of competition. Many of our competitors, especially those smaller than us, face a difficult environment where survival cannot be assured. Our principal competitors include Ascom, Celestica, Delta Electronics, Emerson Electric, Power-One and Tyco International. If our competitors consolidate, the resulting combinations would likely result in entities with increased market share, customer bases, proprietary technology, marketing expertise and an expanded sales force. These developments may adversely affect our ability to compete in such markets. Our broad strategies to deal with such competition include, but are not limited to, a continued commitment to investment in research and development, continually lowering our product costs, and maintaining and expanding our relationships with customers in the growth sectors of our industry.

Research and Development

We maintain an active research and development department, which is engaged in the modification and improvement of existing products and the development of new products. Expenditures for research and development during fiscal years 2002, 2001, and 2000 were approximately $34.3 million, $41.5 million, and $44.9 million, respectively. These amounts represented 9.8%, 8.4%, and 6.5% of revenue in the respective periods presented. Research and development spending decreased in absolute dollars during 2001 and 2002 due to the restructuring initiatives announced in 2001 and carried out in 2002. It was necessary to reduce the total amount spent in order to properly match our cost structure with our levels of revenue. We believe, however, that the percentage of spending for research and development is among the highest in our industry, reflecting our commitment to maintaining our level of timely introduction of new technology and products.

Employees

We presently employ approximately 2,400 people full-time. In addition, we presently have approximately 2,300 temporary employees and contractors, the majority of which are at our facility in China. Our ability to conduct our present and proposed activities would be impaired if we lost the services of a significant number of our engineers and technicians and could not readily replace them with comparable personnel. Although there is demand for qualified technical personnel, we have not, to date, experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet our needs and business objectives. None of our domestic employees is covered by collective bargaining agreements.

Environmental Matters

Compliance with federal, state, local and foreign laws and regulations regulating the discharge of materials into the environment has not had and, under present conditions, we do not anticipate that such laws and regulations will have a material effect on our results of operations, capital expenditures, financial condition or competitive position.

ITEM 2.         Properties

We currently occupy approximately 1.3 million square feet of office and manufacturing space worldwide, some of which we own and maintain. All facilities are in good condition and are adequate for their current intended use. We maintain the following facilities:

Facility	Primary Activity	Approximate Square Footage	Owned vs Leased

Boca Raton, FL	Corporate Headquarters	8,700	Leased
Eden Prairie, MN	Engineering, Administration	28,000	Leased
Einsiedel, Germany	Manufacturing	28,400	Owned
Framingham, MA	Engineering, Administration	26,000	Leased
Hong Kong, China	Engineering, Administration	144,900	Owned
Madison, WI	Manufacturing/Administration	45,000	Owned
Redwood Falls, MN	Manufacturing	117,000	Owned
Tatabanya, Hungary	Manufacturing	118,000	Owned
Vienna, Austria	Engineering, Administration	20,600	Leased
Zhongshan, China	Manufacturing	800,000	Leased

In addition to the above locations we have leased sales/engineering offices located in or near Tucson, Arizona; Westminster, Colorado; Edinburgh, Scotland, and Paris, France. All facilities operate within the Power Conversion segment except the facilities in Boca Raton, Florida (Corporate) and in Madison, Wisconsin and Edinburgh, Scotland (Communications Products). At this point we are still operating manufacturing facilities in Kindberg, Austria (leased) and Youghal, Ireland (owned) that will be closed in 2003. The remaining facilities described in this Item provide us with enough capacity to meet our current needs.

ITEM 3.         Legal Proceedings

On February 8, 2001, VLT, Inc. and Vicor Corporation filed a suit against Artesyn in the United States District Court of Massachusetts alleging that we have infringed and are infringing on U.S. Reissue Patent No. 36,098 entitled “Optimal Resetting of The Transformer’s Core in Single Ended Forward Converters”. VLT and Vicor have alleged that they are, respectively, the owner and licensee of such patent and that we have manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. The suit requests that we pay damages, including royalties, lost profits, interest, attorneys’ fees and increased damages under 35 U.S.C. (S) 284. We have challenged the validity of the patent and have denied the infringement claims. The parties are currently engaged in expert discovery regarding the validity of the patent, and will continue to engage in expert discovery regarding infringement and damages issues throughout 2003. The trial on our invalidity defenses is scheduled to begin on July 28, 2003 and, if the patent is not invalidated, December 8, 2003 for the beginning of trial on the remaining claims including VLT’s claim of infringement and damages.

The patent applies to sales of products that allegedly included the technology in question from the middle of 1996 through early 2002. The plaintiff is requesting a royalty to be paid related to the sales in question. The claims against us relating to the patent in dispute involve compensation for sales recorded prior to the expiration of the patent, which occurred in early February 2002. Management believes no future sales related to this patent are at risk. We continue to assert that the patent was not valid and that our technology included in the products sold did not infringe on the patent. The process has not progressed to the point where any determination of the outcome can be reasonably estimated. Although we believe that we have a strong defense to the claims asserted by VLT and Vicor, if we are found liable to pay all of the damages requested by Vicor and VLT such a payment could have a material adverse effect on our business, operating results and financial condition.

We are a party to various other legal proceedings, which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, we believe that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

ITEM 4.         Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 27, 2002.

ITEM 4A.      Executive Officers

Name	Age	Position(s) with the Company

Robert J. Aebli	67	President — Communications Products

Kenneth E. Blake	48	President — Marketing and Standard Products Group

Ewald Braith	39	President — Communications Infrastructure Group

D. Harvey Dewan	63	President — Global Manufacturing

Richard F. Gerrity	47	Corporate Treasurer

Joseph M. O’Donnell	56	Co-Chairman of the Board of Directors; President and Chief Executive Officer

Richard J. Thompson	53	Vice President — Finance; Chief Financial Officer and Secretary

Norman C. Wussow	57	President — Enterprise Computing Group

Robert J. Aebli has been President of Communications Products since November 1993.

Kenneth E. Blake has been President-Marketing and Development since August 2000, and was subsequently named President — Marketing and Standard Products Group in December 2002. Previously Mr. Blake was Vice President — Sales and Marketing for Arcom, Inc., a provider of design and installation services for network systems from February 1999 through August 2000. For more than five years prior to that, Mr. Blake was with us in the capacity of Vice President-Sales.

Ewald Braith has been President — Communications Infrastructure Group since January 2002. From January 2000 through December 2001, Mr. Braith served as Vice-President — Engineering for the Global Wireless and Communications Infrastructure divisions. Mr. Braith joined Zytec in 1991 and held various engineering positions, most recently Managing Director of Zytec Hungary, until December 1997.

D. Harvey Dewan has been President of Global Manufacturing since January 2000. From December 1997 to December 1999, Mr. Dewan served as President of our North American and Asian Manufacturing divisions. From February to December 1997, Mr. Dewan was Vice President of Operations for Communication Products.

Richard F. Gerrity has been Corporate Treasurer since July 2000. From April 1996 to July 2000, Mr. Gerrity served as Director of Treasury at Hadco Corporation, a manufacturer of electronic components for the technology industry.

Joseph M. O’Donnell has been Chairman of the Board of Directors since February 1997 and Co-Chairman of the Board since our merger with Zytec. Mr. O’Donnell has served as President and Chief Executive Officer since July 1994.

Richard J. Thompson has been Vice President — Finance, Chief Financial Officer, and Secretary since June 1990.

Norman C. Wussow was appointed to the position of President — Enterprise Computing Group in June 2001. From June 1999 through June 2001, Mr. Wussow served as President of our North America-Commercial division. From January 1998 through June 1999, Mr. Wussow served as Vice

President — Custom Engineering of North America’s Commercial division. Mr. Wussow joined Zytec in 1993 and held various engineering positions, most recently Vice President — Engineering, until December 1997, when we merged with Zytec.

PART II

ITEM 5.         Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on The NASDAQ Stock MarketSM under the symbol ATSN. High and low sales prices by quarter for the common stock appears in Note 21 of the Notes to Consolidated Financial Statements entitled “Selected Consolidated Quarterly Data” accompanying the annual report.

As of March 17, 2003, there were approximately 11,408 shareholders consisting of record holders and individual participants in security position listings.

To date, we have not paid any cash dividends on our capital stock. The Board of Directors presently intends to retain all of our earnings for use in our business and does not anticipate paying cash dividends in the foreseeable future. In addition, the payment of dividends is prohibited by our current credit agreement.

ITEM 6.         Selected Financial Information

The following table sets forth certain selected financial information.

For the Fiscal Years	2002	2001	2000	1999	1998

(Dollars in Thousands
Except Per Share Data)

Results of Operations
Sales	$350,829	$493,968	$690,083	$594,155	$532,392
Net income (loss)	(108,822)	(31,763)	43,253	43,362	27,044
Per share – basic	(2.84)	(0.83)	1.15	1.16	0.70
Per share – diluted	(2.84)	(0.83)	1.10	1.11	0.67

Financial Position
Working capital	$89,025	$152,776	$176,113	$127,637	$120,970
Property, plant & equipment, net	78,631	103,291	105,059	88,468	75,032
Total assets	303,587	426,483	497,815	359,050	325,392
Long-term debt and capital lease obligations	69,521	100,399	73,301	44,154	50,283
Total debt	69,533	100,606	74,813	46,110	52,990
Shareholders’ equity	123,446	219,245	256,512	199,912	181,088
Total capitalization	192,979	319,851	331,325	246,022	234,078

Financial Statistics
Selling, general and administrative expenses (includes amortization of goodwill)	$36,593	$62,138	$68,979	$52,404	$54,548
- as a % of sales	10.4%	12.6%	10.0%	8.8%	10.2%
Research and development expenses	34,341	41,470	44,867	36,413	33,401
- as a % of sales	9.8%	8.4%	6.5%	6.1%	6.3%
Operating income (loss)	(120,569)	(31,945)	67,139	64,861	41,981
- as a % of sales	(34.4)%	(6.5)%	9.7%	10.9%	7.9%
Total debt as a % of total capitalization	36.0%	31.4%	22.6%	18.7%	22.6%
Debt to equity ratio	56.3%	45.9%	29.2%	23.1%	29.3%
Interest coverage ratio	(14.68)	(3.77)	13.42	21.01	11.06

Other Data
Capital expenditures	$5,230	$28,763	$39,256	$33,359	$26,795
Depreciation and amortization (includes impairment of goodwill)	$77,628	$33,590	$26,850	$19,746	$16,653
Common shares outstanding (000’s)	38,389	38,253	38,282	37,127	37,882
Employees	2,366	2,427	5,227	4,628	4,290
Temporary employees and contractors	2,310	2,818	3,960	3,269	2,326

ITEM 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes as well as the section under the heading “Risk Factors that May Affect Future Results.” With the exception of historical information, the matters discussed below may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. We caution readers that a number of important factors, including those identified in the section entitled “Risk Factors that May Affect Future Results” as well as factors discussed in our other reports filed with the Securities and Exchange Commission, could affect our actual results and cause them to differ materially from those expressed in the forward-looking statements. Many forward-looking statements included in this Form 10-K are made only as of the date hereof, based on information available as of the date hereof, and subject to applicable law to the contrary, we assume no obligation to update any forward-looking statements.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risk related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, beginning on page 34. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition and Accounts Receivable

We recognize revenue and the related costs of sales when risk of loss and title are passed to the customer, which is generally as products are shipped and as services are provided. Provisions for estimated returns and sales allowances are established concurrently with the recognition of revenue and are based on a variety of factors including actual return and sales allowance history and projected economic conditions. We regularly monitor customer inventory levels and make adjustments to these provisions when management believes actual product returns or other allowances may differ from established reserves. While actual return and allowance rates have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same rates that we have in the past. Any significant increase in returns or sales allowances could have a material adverse impact on our operating results for the period or periods in which such provisions materialize.

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and specific customer collection issues that we have identified. We believe this is a “critical accounting estimate” because changes in the reserve can materially effect net income and it requires us to forecast the amount of write-offs in a particular period, which can be “highly uncertain”. The estimate of expected write-offs is critical in both segments. Our allowance has decreased in the last two years as a result of our decreased level of business activity. We would not expect the allowance to increase until our revenue level increases. Our accounts receivable balance was $44.2 million, net of allowances of $3.1 million, as of December 27, 2002, and $72.6 million, net of allowances of $4.1 million, as of December 28, 2001.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or its current estimated market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. We consult with our sales and customer service organizations and review sales history in order to determine the projections for each component and finished good. As demonstrated during 2001 and 2002, demand for our products can fluctuate significantly, making this estimate “highly uncertain”. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In both of these situations, because of the magnitude of the value of our inventory, a material adjustment to the excess and obsolete inventory could be recorded. For these reasons, we consider this to be a “critical accounting estimate”. The estimate of inventory reserves is critical in both of our segments.

In addition, if our inventory is determined to be overvalued in the future, we would be required to recognize such costs as part of our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we would be required to recognize additional operating income . Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological development could have a significant impact on the value of our inventory and our reported operating results.

In response to industry trends toward shorter product lifecycles and other factors, we refined the calculation related to estimating our excess and obsolete inventory valuation reserves. The refinement resulted in an increase to our excess and obsolete inventory reserve of $15.5 million in the fourth quarter of 2002. The increase was primarily to provide reserve for inventories in excess of twelve months’ demand. We will continue to evaluate our estimates and assumptions related to excess and obsolete inventory to ensure that we are reflecting an accurate representation of our inventory as it relates to customer demand. At December 27, 2002, our inventory valuation reserve balance was $39.5 million, representing 42% of the value of our gross inventory. This compares to $37.2 million, or 26%, of gross inventory at the end of 2001.

Warranties

We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer purchase agreement. Our standard warranties require us to repair or replace defective products returned to us during such warranty period at no cost to the customer. At the time of sale, we record an estimate for warranty related costs based on our actual historical warranty costs and communications with our customers. We believe the accounting estimates related to warranty costs is a “critical accounting estimate” because changes in such estimates can have a material effect on net income and requires us to forecast expected warranty claims, which can be “highly uncertain”. The estimate of warranty obligations is critical in both segments.

Historically, our warranty costs have been made up of the labor and material required to repair the parts returned. We have recognized expenses related to warranty costs of $3.8 million, $3.8 million and $7.4 million in 2002, 2001 and 2000, respectively. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product warranty claims, a catastrophic incident with the manufacture or design of a key product, or a significant increase in the costs to repair our products could have a material adverse impact on our operating results for the period or periods in which such returns or additional costs materialize.

Goodwill

We adopted Statement of Financial Accounting Standards No. 142 in the first quarter of 2002. With the adoption of SFAS No. 142, we assess our goodwill balances using a two-step approach on an annual basis or more frequently whenever indicators of impairment exist. SFAS No. 142 requires that if the fair value of a reporting unit’s assets is less than the carrying value of those assets, an impairment of goodwill must be recognized on the income statement. The amount of the impairment recognized is calculated by subtracting the implied fair value of the goodwill from the carrying value.

During 2002, due to adverse business conditions in our end markets, operating performance in 2002 did not meet our initial expectations. In addition, our stock price had fallen dramatically during the year, indicating the implied value of the Company had declined. Based on these trends, our earnings forecasts were revised and we performed an updated assessment of impairment of goodwill. As a result of this assessment, we recognized an impairment loss in the Power Conversion segment of $35.0 million and a loss in the Communications Products segment of $16.9 million during the third quarter of 2002. The fair value of each reporting unit was determined by an independent third-party using the present value of expected future cash flows. As of December 27, 2002, the balance of goodwill was $18.7 million, which relates exclusively to our Communications Products segment, making our estimate of future earnings critical to this segment. We will continue to assess the impairment of goodwill in accordance with SFAS No. 142 in future periods.

We believe the accounting estimates related to goodwill impairment is a “critical accounting estimate” because the forecast of future cash flows is highly susceptible to change in future periods, and is therefore considered “highly uncertain”. Management’s assumptions about future sales and cash flows require significant judgment as prices and volumes fluctuate due to changing business conditions. Furthermore, the impact of recognizing goodwill impairment charges could be material to our consolidated financial results.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets, which make this estimate “highly uncertain”. A change in these estimates could have a material effect on our operating results. We have recorded a valuation allowance of $10.7 million as of December 27, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. These deferred tax assets primarily consist of certain net operating losses carried forward and foreign tax credits. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. During 2002, we established a valuation allowance of approximately $3.1 million related to our deferred tax assets in Hungary. In the event that actual results differ from these estimates or if we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. The net deferred tax asset as of December 27, 2002 was $28.6 million, net of the valuation allowance, and $15.8 million, net of the valuation allowance, at the end of 2001.

Stock-Based Compensation

We account for stock based compensation in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method. In accordance with APB 25, as the exercise price of Artesyn’s stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized for its fixed stock option plans. We have chosen, as of this date, that we will not apply the principles of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, to recognize compensation cost related to the grant of stock options using the fair value method. If we were to adopt the fair value method, its application could be material to our results of operations in any given period.

Results of Operations

2002 Compared to 2001

Consolidated

Sales. Sales for the fiscal year ended December 27, 2002 were $350.8 million compared to $494.0 million in fiscal 2001, a decrease of $143.2 million or 29%. The decrease in sales is primarily the result of a continued decrease in demand we experienced from most of our major customers starting in early 2001. The decreased level of demand continued throughout 2002 and accelerated during the latter half of the year. While we experienced stabilization in demand in some of our markets during 2002, all of our end markets contributed to the decline. Our initial indications are that we should not expect any significant increase in our level of revenue in the first half of 2003. While we do expect to experience some growth in the second half of 2003 in comparison to the second half of 2002, the increase in revenue is expected to be modest and is dependent on growth in our customers’ end markets and a reduction in our customers’ levels of inventory.

The reduction in sales was also impacted by the sale of Artesyn Solutions in the fourth quarter of 2001. During 2001, we recorded sales from Artesyn Solutions of $45.8 million in our consolidated results. If the impact of Artesyn Solutions is removed from 2001, the reduction in sales in 2002 compared to 2001 would be $97.3 million, or 22%.

Gross Margin. Gross margin decreased $26.7 million, or 47%, from $56.3 million in fiscal 2001 to $29.6 million in 2002. As a percent of revenue, gross margin decreased to 8.4% for fiscal 2002 compared to 11.4% for fiscal 2001. Included in the 2002 results is a charge of approximately $15.5 million related to an increase in the excess and obsolete inventory valuation reserves as a result of the refinement in the estimated reserve calculation. The charge was recorded in cost of sales, and reflect a refinement in our estimate of excess and obsolete inventory resulting from industry trends toward shorter product lifecycles and other factors. During 2001, we recorded a charge related to excess and obsolete inventory of $16.0 million related to raw materials purchased and finished goods manufactured to fulfill orders cancelled or delayed as customer demand unexpectedly decreased in the period.

The decrease in gross margin was primarily attributable to the decrease in revenue in 2002 compared to 2001 (approximately $20.0 million of the decrease in gross margin). In addition, gross margin was negatively impacted by the exclusion of Artesyn Solutions from our consolidated results in 2002 (approximately $9.0 million) and supplier cancellation charges incurred in 2002 (approximately $2.0 million). These effects were somewhat offset by cost savings from our manufacturing locations, accounting for the balance of the change between periods.

Gross profit as a percent of revenue reflected a decrease in 2002 compared to 2001 due primarily to the exclusion of the results from Artesyn Solutions, which was a higher margin business, and a lower proportion of revenue from our Communications Products segment. We do not anticipate a material improvement in gross profit as a percent of revenue unless revenue increases over the levels recorded in 2002, allowing for greater utilization of our manufacturing capacity, and until the full effect of our planned plant closures are realized.

During 2002, we announced that we would be closing our Kindberg, Austria and Youghal, Ireland manufacturing facilities as part of our ongoing efforts to match our level of expenses with the reduced level of demand for our products. These measures are explained in further detail in “Restructuring and Related Charges” below. In addition to these actions, we have closed several other manufacturing and engineering facilities worldwide. All functions provided by these facilities have been consolidated into other facilities throughout the world. The cost reduction initiatives implemented in both operating segments included factory work force reductions, shortened work weeks, asset disposals and restrictions on discretionary spending. We are committed to aligning our cost structure with current customer demand. To that end, if we determine it is necessary to make additional cost reductions during 2003 to enhance financial performance, we are prepared to do so.

Operating Expenses. Selling, general and administrative expenses were $36.6 million, or 10% of sales, for fiscal year ended December 27, 2002 compared to $54.1 million, or 11% of sales, in 2001, a decrease of $17.5 million or 32%.

When it was determined that our costs and infrastructure were in excess of requirements to support near term levels of customer demand, we took steps, which are discussed below in “Restructuring and Related Charges”, to reduce infrastructure and personnel to maintain, in our judgment, the proper relationship between operating expenses and revenue. These steps included, among other actions, the closing of engineering and administrative facilities and headcount reductions. These cost saving initiatives are the primary reasons for the dollar reductions in selling, general and administrative expenses in 2002 as compared to 2001. In addition to the effect of cost saving initiatives, approximately $5.5 million of the decrease in selling, general and administrative expenses in 2002 is attributable to the exclusion of Artesyn Solutions after its sale.

The effect of foreign currency exchange rates resulted in a reduction of selling, general and administrative expenses of $5.5 million in 2002 compared to 2001. The effect of foreign currency translation can vary significantly over time. We anticipate the effect will not be material in future periods. Excluding the effect of foreign currency exchange rates, the level of selling, general and administrative expenses in 2003 is expected to be below the level recorded in 2002.

Research and development expenses totaled $34.3 million, or 10% of sales, in 2002 compared to $41.5 million, or 8% of sales, in 2001, a decrease of $7.1 million or 17%. This reduction in research and development expenses reflects closure of engineering facilities, headcount reductions and other actions. While we have reduced our research and development expenses to maintain an appropriate relationship with revenue, we maintain our commitment to invest in research and development activities. We expect the level of research and development expenses in 2003 to be below, on an actual dollar basis, the level recorded in 2002, due primarily to cost saving measures put in place during the previous year.

Amortization/Impairment of Goodwill. On December 29, 2001, we adopted SFAS 142, “Goodwill and Other Intangible Assets”. With the adoption of SFAS 142, goodwill will no longer be subject to amortization but is subject to an annual impairment test. We have not recorded and will not record amortization expense related to goodwill in any period after adoption of SFAS 142.

Due to adverse business conditions in our end markets, operating performance did not meet initial expectations during 2002. In addition, our stock price had fallen dramatically in the same period, indicating that the implied value of the Company had declined. Based on these trends, our earnings forecasts were revised and we performed an updated assessment of impairment of goodwill. As a result, a goodwill impairment loss was recognized in the Power Conversion segment for $35.0 million and the Communications Products segment for $16.9 million during the third quarter of 2002. The total impairment charge of $51.9 million is included in operating expenses in 2002. The impairment charge removed all the goodwill previously recorded in the Power Conversion segment and reduced the goodwill recorded in the Communications Products segment to $18.7 million as of the end of 2002. The fair value of each reporting unit was determined by an independent third-party using the present value of projected future cash flows. We will continue to apply the standards dictated by SFAS 142, and if market conditions continue to deteriorate, additional assessments may become necessary.

Restructuring and Related Charges. During 2001 and 2002, we implemented plans to restructure certain operations. This was necessitated by the significant reduction in actual and forecasted customer demand for our products, which resulted in excess manufacturing capacity and costs. Our restructuring activities are designed to address these issues, and are comprised of the following elements:

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

Pursuant to our restructuring plan, during 2002, we recorded restructuring and related charges totaling approximately $27.3 million. This amount included employee and facility expenses related to the planned closure of our Kindberg, Austria and our Youghal, Ireland manufacturing facilities. Other headcount reductions, asset write-offs and facility closure expenses are included in this charge. The components of this charge, along with the 2002 activity related to these and other restructuring charges, are presented in the following table ($000’s):

		2002 Activity

			Charges to Reserve

	Accrued Liability at December 28, 2001	Restructuring Charge	Cash	Non-Cash	Accrued Liability at December 27, 2002

Employee termination costs	$2,283	$9,887	$(3,291)	$—	$8,879
Liability for payback of developmental grants	—	2,547	107	—	2,654
Facility closures	3,149	14,911	1,777	(5,883)	13,954

	$5,432	$27,345	$(1,407)	$(5,883)	$25,487

The charge for facility closures is comprised of write-offs of equipment and other fixed assets to be disposed of or abandoned and an estimate of the future lease commitments and buyout options for those locations being closed, after considering sublease and time-to-market expectations. We anticipate the closure of facilities and disposal of assets will be completed by the end of the fourth quarter of 2003. Lease payments for the closed facilities, which total approximately $12.9 million, extend into 2006. We will continue to aggressively market these locations in an attempt to secure sublease arrangements on favorable terms.

The restructuring plans included the termination and payment of related severance benefits for approximately 1,700 employees (1,000 direct labor, 500 indirect labor and 200 administrative), of which approximately 1,300 have been terminated as of December 27, 2002. The remaining terminations and associated termination payments will be made during 2003.

The charges for payback of developmental grants relate to the planned headcount reduction at our Ireland location. We were granted developmental funds from the Irish government provided a work force of approximately 300 people was maintained. The planned restructuring actions at the facility will result in a headcount significantly below the requirement. As a result, it is expected that all or a portion of the developmental funds granted will need to be repaid.

As part of ongoing restructuring efforts, we expect to record total charges of approximately $4.5 million in 2003, primarily related to non-exit costs that were not yet incurred when the reserve was recognized in 2002, such as stay bonuses and equipment transportation expenses. We are committed to maintaining a proper relationship between costs and customer demand. To that end, we are prepared to take additional actions to reduce our cost structure during 2003 should business conditions dictate.

Interest Expense, net. Net interest expense for the year ended December 27, 2002 was $7.0 million compared to $7.3 million in 2001, a decrease of $0.3 million or 4%. We entered 2002 with lower outstanding borrowings on our revolving credit agreement compared with 2001 due to the sale of Artesyn Solutions. In addition, our transaction with Finestar early in 2002 (see Note 8 of the Consolidated Financial Statements) further reduced the amounts outstanding on our revolver. The reduction of outstanding debt on the revolver has resulted in a corresponding reduction in interest expense in 2002 compared to 2001. The reduction in interest expense attributable to lower outstanding borrowings, however, was somewhat offset by a write-off of debt issuance costs recorded in association with the latest amendment to the revolving credit facility.

During December 2001, we sold our repair and logistics business, Artesyn Solutions, Inc. to Solectron Global Services, Inc. for $33.5 million. A substantial portion of the net proceeds was used to pay down outstanding debt, reducing our interest expense in 2002 related to our senior credit facility.

On January 15, 2002, we received a $50.0 million investment from Finestar International Limited, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component and video display manufacturer and one of our competitors. The $50.0 million investment was made through the issuance of a five-year subordinated convertible note and a five-year warrant to purchase 1.55 million shares of our common stock. A substantial portion of the cash received from the transaction with Finestar was used to pay down our senior debt. Interest expense in future periods will include interest and accretion related to the instruments issued in connection with this transaction. Both parties have the right to redeem the note after January 2005.

The reduction in interest expense in 2002 related to the reduction in outstanding borrowing was offset by additional interest expense related to the write-off of debt issuance costs. Our latest bank amendment included a reduction in the capacity of the revolver from $75 million to $40 million. As a result of this reduction, there was a partial write-off of costs that were capitalized related to the previous bank amendment ($0.6 million). As the capacity is reduced during 2003 (see Liquidity and Capital Resources) additional write-offs will occur. The new agreement also contained an increase in the interest rate (an additional 100 basis points) we are being charged for outstanding balances on the revolver, with a further interest rate increase to occur in June 2003. While the increased interest rate will result in higher interest expense compared to 2002, the reduction in total borrowings should more than offset the additional increase.

Benefit for Income Taxes. In 2002, a benefit for income taxes of 15% of the pretax loss was recorded compared to a benefit of 19% of the pretax loss recorded in 2001. The primary reasons for the difference between the periods was the non-deductibility of the majority of the goodwill impairment charge recorded in 2002 along with the valuation allowance of $3.1 million recorded in 2002 related to deferred tax assets in Hungary.

Net Loss. Net loss in 2002 was $108.8 million, or $2.84 per diluted share, compared to net loss of $31.8 million, or $0.83 per diluted share in 2001. The primary reasons for the increased loss in 2002 were the goodwill impairment charge (approximately $49.4 million after-tax recorded in the third quarter of 2002), the gain on the sale of Artesyn Solutions (approximately $19.5 million after-tax recorded in the fourth quarter of 2001) recorded in 2001 and the reduction in revenue as discussed above. There was no amortization expense recognized in 2002 related to goodwill, which partially offset the negative factors discussed above.

Power Conversion

During 2002, both the enterprise computing and telecom and wireless markets serviced by our Power Conversion segment continued to erode. The reduction in revenue was the single most important factor in the segment’s performance in 2002 compared to 2001. Revenue for the Power Conversion segment in 2002 was $319.0 million, a decrease of $73.4 million, or 19%, from 2001.

The operating loss recorded for our Power Conversion segment in 2002 was $98.7 million, compared to $60.9 million in 2001, an increase of $37.8 million or 62%. The primary reason for this difference was the $35.0 million charge for goodwill impairment recorded in 2002. The remainder of the difference is primarily attributable to the decrease in revenue ($6.8 million) and an increase in restructuring charges ($1.5 million) offset by amortization of goodwill recorded in 2001 ($2.0 million) and the effect of cost savings initiatives adopted in 2001 and 2002.

Communications Products

Revenue from our Communications Products segment in 2002 was $31.9 million compared to $55.8 million in 2001, a decrease of $23.9 million or 43%. The decrease in revenue is the result of the continued decrease in demand in the telecom and wireless market sector.

The operating loss recorded for our Communications Products segment in 2002 increased to $21.9 million from the $4.9 million operating loss recorded in 2001, a difference of $17.0 million or 347%. The primary difference between the operating loss recorded in 2002 in comparison to 2001 is the goodwill impairment charge of $16.9 million recorded in 2002 along with the effect of lower revenue ($10.8 million) offset by the amortization expense recorded in 2001 ($6.1 million) and cost reductions adopted during the last twelve months.

Results of Operations

2001 Compared to 2000

Consolidated

Sales. Sales for the fiscal year ended December 28, 2001 were $494.0 million compared to $690.1 million in fiscal 2000, a decrease of $196.1 million or 28%. The decrease in sales is primarily the result of a significant and unexpected reduction in demand that we experienced from most of our major customers across our product lines.

Gross Margin. Gross margin decreased $124.7 million, or 69%, to $56.3 million in fiscal 2001 from $181.0 million in fiscal 2000. As a percent of revenue, gross margin decreased to 11.4% for fiscal 2001 compared to 26.2% for fiscal 2000. Included in the 2001 results is a charge of approximately $16.0 million for increased excess and obsolete inventory reserve taken during the period outside of our normal adjustments. The charges were recorded in cost of sales, reducing gross margin by that amount during the period. During early 2001, we had purchased raw materials and manufactured finished goods to fulfill orders canceled or delayed as customer demand unexpectedly decreased. This resulted in a significant increase in inventory during the first half of 2001. The drop in demand resulted in the increase in the excess and obsolete inventory reserve.

In addition to the inventory charge, the decrease in gross margin is primarily the result of the decrease in revenue experienced in the period (approximately $50.0 million). Gross margin was negatively impacted to a lesser extent by manufacturing inefficiencies and mix and pricing issues. Manufacturing inefficiencies resulted from the decrease in demand, which lowered plant utilization, reducing the absorption of costs, and resulted in lower gross margins (approximately $25.0 million). Included in the mix and pricing issues was a decline in sales of several long-running, high-margin, custom products and the start-up costs of new programs that began to ship during 2001.

Gross margins were also negatively impacted during 2001 throughout the company by raw material supply and pricing issues. The component supply problems we experienced throughout fiscal year 2000 eased or were eliminated in the first half of 2001, and many of our suppliers were able to fulfill orders placed in previous periods. The commitments to purchase these components, however, had been locked in during 2000 at premium prices during a time of supply shortages and strong customer demand for our products, which resulted in our purchasing components at premium prices that we could not pass along to our customers.

During the second quarter of 2001, we announced we would initiate company-wide cost saving measures in order to match our level of expenses with the reduced level of demand for our products. The result of these measures is the restructuring plan discussed in “Restructuring and Related Charges” below. As part of the restructuring plan, we closed our Broomfield, Colorado manufacturing facility, our Huntington Beach, California product renewal center, and several other manufacturing and engineering offices worldwide. We also announced that we would close our Oberhausen, Germany manufacturing facility in the first quarter of 2002. All functions provided by these facilities were consolidated into other locations throughout the world. The cost reduction initiatives implemented in both operating segments during 2001 included factory work force reduction, shortened work weeks and restrictions on discretionary spending.

Operating Expenses. Selling, general and administrative expenses were $54.1 million, or 11% of sales, for the fiscal year ended December 28, 2001 compared to $62.8 million, or 9% of sales, for the comparable prior year period.

In response to the significant decrease in customer demand experienced during 2001, we implemented several cost savings plans to reflect our reduced level of customer demand. Our initial expectations for 2001 included revenue growth over comparable 2000 periods. In order to administer anticipated growth, we increased our investment in infrastructure and personnel in late 2000 and early 2001 leading to higher operating expenses on an actual dollar basis. When this growth did not materialize, we took steps to reduce infrastructure and personnel to maintain the proper relationship between operating expenses and revenue. These steps included closure of engineering and administrative facilities and headcount reductions. These cost savings initiatives are the primary reason for the dollar reduction in selling, general and administrative expenses in fiscal 2001 in comparison to the applicable period in 2000.

Research and development expenses totaled $41.5 million, or 8% of sales, in fiscal 2001 compared to $44.9 million, or 7% of sales, for fiscal 2000. Expenses were reduced due to the closure of engineering facilities, headcount reductions and other actions.

Restructuring and Related Charges. During 2001, we implemented a plan to restructure certain of our operations as a result of the significant reduction in customer demand experienced during 2001, which resulted in our having excess manufacturing capacity and costs. The restructuring plan is designed to address these issues and is comprised of the following elements:

1)        Realignment of our commercial functions along customer/market lines in order to provide our customers with enhanced service.

2)        Addressing certain excess capacity and cost issues by closing several operating and administrative facilities throughout the world and consolidating their functions into other existing locations.

3)        The elimination of certain operational and administrative positions company-wide.

Pursuant to our restructuring plan, we recorded a pre-tax restructuring charge of approximately $15.9 million. The remaining restructuring accrual on December 28, 2001 is included in Accounts Payable and Accrued Liabilities in the accompanying consolidated statement of financial position. The components of this charge, along with the 2001 activity, are presented in the following table ($000s).

		2001 Activity

	Accrued Liability at December 29, 2000	Restructuring Charge	Cash	Non-Cash	Accrued Liability at December 28, 2001

Facility closures	$153	$7,226	$(1,465)	$(2,765)	$3,149
Employee termination costs	255	8,687	(6,659)	—	2,283

	$408	$15,913	$(8,124)	$(2,765)	$5,432

The charge for facility closures primarily includes write-downs (equipment, property and other fixed assets to be disposed of or abandoned at locations that have been closed) to estimated fair value considering the asset condition, current market factors and third party offers.

Gain on Sale of Artesyn Solutions. During the fourth quarter of 2001, we sold our repair and logistics business, Artesyn Solutions, to Solectron Global Services, Inc. Included as a reduction in operating expenses in fiscal 2001 is the pre-tax gain on the sale of the subsidiary of $31.3 million. The net proceeds from the transaction were used to pay down long-term debt.

Amortization of Goodwill. Amortization expense for fiscal 2001 was $8.1 million, an increase of $1.9 million, or 31%, over the comparable 2000 period. The increase was the result of amortization expense related to goodwill from the acquisition of Spider Software, AzCore Technologies and Real-Time Digital.

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

Interest Expense, net. Interest expense, net of interest income for fiscal 2001, increased from $3.3 million in the comparable 2000 period to $7.3 million, or 121%. This increase was primarily the result of additional outstanding borrowings related to the use of operating cash flow to fund an increase in working capital in the first half of 2001, borrowings related to the acquisition of Spider Software and available cash used for the acquisition of AzCore Technologies and Real-Time Digital.

In the first quarter of 2001, we entered into a new credit agreement. We were out of compliance with the covenant requirements contained in this credit agreement at the end of the third quarter of 2001. At that point, we obtained a waiver related to these covenants from our syndicate of banks and began the process of amending our credit agreement, taking into account the new business conditions we experienced in 2001. On January 15, 2002, we signed and executed an amendment to our credit agreement.

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

Net Income (Loss). The net loss for fiscal 2001 was $31.8 million, or $0.83 per diluted share, compared to net income of $43.3 million, or $1.10 per diluted share, for the comparable period in fiscal 2000. The net loss resulted primarily from the significant reduction in customer demand we experienced in the first half of 2001, and the inventory and restructuring charges recorded in fiscal 2001 as discussed above.

Power Conversion

Sales. Sales for our Power Conversion segment were $392.4 million in fiscal year 2001 compared to $567.2 million in fiscal year 2000, a decrease of $174.8 million or 31%. The Power Conversion segment was significantly affected by the decrease in revenue in 2001 across all of its markets.

Operating Income (Loss). Operating loss for our Power Conversion segment was $60.9 million in fiscal 2001 compared to operating income of $48.0 million in fiscal 2000. The difference in the two periods is primarily the result of the significant decrease in revenue experienced in 2001 (approximately $40.0 million), resulting in significantly fewer margin dollars to cover operating expenses. The excess and obsolete inventory charges of approximately $15.5 million and restructuring charges of approximately $13.8 million also negatively impacted operating income in the Power Conversion segment. To a lesser extent, manufacturing inefficiencies, volume and sales mix issues, and material pricing issues discussed above also contributed to the change in operating income (loss) from fiscal 2000 to fiscal 2001.

Communications Products

Sales. Sales for our Communications Products segment for fiscal year 2001 were $55.8 million compared to $75.8 million in fiscal 2000, a decrease of $19.9 million or 26%. The decrease in revenue is the result of decreased demand from customers in all markets served by the Communications Products segment.

Operating Income (Loss). Operating loss for our Communications Products segment was $4.9 million in fiscal 2001 compared to operating income of $15.5 million in fiscal 2000. The difference in operating income in comparison to 2000 was primarily the result of the significant decrease in revenue experienced in 2001 (approximately $11.0 million), resulting in significantly fewer margin dollars to cover operating expenses. To a lesser extent, restructuring charges, manufacturing inefficiencies and sales and volume mix issues discussed above also contributed to the change in operating income (loss) from fiscal year 2000 to fiscal year 2001 in the Communications Products segment.

Liquidity and Capital Resources

At December 27, 2002, our cash and equivalents increased to $65.0 million from $54.1 million on December 28, 2001. This increase was primarily attributable to the issuance of a five-year subordinated convertible note and warrant to Finestar International Limited, or Finestar, in January 2002 and cash generated from operations of $46.1 million, offset by payments of long-term debt of $78.8 million.

On January 15, 2002, we received an investment by Finestar, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component and video display manufacturer and one of our competitors. The transaction, the net proceeds of which were approximately $49.0 million, included the issuance of a five-year subordinated convertible note, which carries a 3% interest rate and an $11.00 conversion price, and the issuance of a five-year warrant to purchase an additional 1.55 million shares of our common stock at an exercise price of $11.50 per share. Approximately $24.0 million of the net proceeds were used to pay down the balance on our senior revolving credit facility, with the remaining funds to be used for general corporate purposes. Both parties have the right to redeem the note after three years.

Cash provided by operations was $46.1 million for 2002 compared with $2.0 million in 2001. Cash from operations was positively impacted by a decrease in accounts receivable, which provided a source of cash of $30.8 million in 2002 compared to a source of cash of $41.1 million in 2001. The primary reasons for the continued decrease in the balance of accounts receivable were the decreased level of business activity in 2002 and improved collections performance. Also contributing to cash provided by operations was a decrease in our balance in inventory, resulting in a source of cash of $27.4 million in 2002. In 2001, the cash flow effect of the change in our inventory balance was a source of cash of $12.6 million. The primary reasons for the change in the balance of inventory were the decline in business activity in 2002, improved inventory management and decreased lead times from customers.

Also contributing to the increase in cash from operations was the effect of accounts payable and accrued liabilities, which was a source of cash of $1.1 million in 2002 compared to a use of cash of $54.4 million in 2001. The use of cash in 2001 reflects a reduction in accounts payable resulting from the decrease in inventory previously discussed.

The sources of cash from accounts receivable, accounts payable and inventory more than offset the operating losses in the period, after removing the non-cash effect of the goodwill impairment, depreciation and additional inventory valuation reserves.

Capital expenditures for fiscal year 2002 totaled $5.2 million, primarily for the upgrade of existing manufacturing equipment. All of these expenditures were financed from cash on hand. Capital expenditures in fiscal year 2001 were $28.8 million, which included an expansion of our manufacturing facility in China and the completion of a new manufacturing facility in Hungary. We expect capital expenditures will increase from the amount recorded in 2002 and will focus on the maintenance and technology requirements necessary for efficient production of specific key products.

A deferred payment related to the acquisition of Spider Software Ltd., or Spider, was made in the second quarter of 2002 for approximately $2.4 million. This payment is related to the deferred portion of the purchase price and was not contingent upon Spider’s operating performance. The final deferred payment of approximately $2.5 million related to the acquisition of Spider will be made on March 31, 2003.

Additionally, the second of Spider’s contingent earnings periods ended on March 31, 2002. Based on Spider’s operating results, no contingent consideration was paid related to this earnings period. The third and final earn-out period will end on March 31, 2003. We originally forecasted a potential earn-out payment for the third period of approximately $4.5 million based on Spider’s anticipated results, although the actual amount is not subject to a cap. Given Spider’s performance in 2002 and current expectations for 2003, however, we do not expect additional amounts will be paid related to Spider’s contingent consideration agreements. For the earn-out period ended March 30, 2001, an additional $1.2 million in purchase price was recorded based on Spider’s operating results, $0.7 million of which was paid in 2001, with the remaining amount paid during the third quarter of 2002.

AzCore Technologies, Inc., or AzCore, was acquired in August 2000 for approximately $5.8 million of fixed cash payments and up to $8.0 million in contingent consideration based on the achievement of certain milestones through fiscal years 2001 and 2002. Through the end of 2001, several of these milestones had been reached and approximately $4.0 million in contingent consideration had been paid. In the first quarter of 2002, an additional $0.5 million contingent payment was made. During the third quarter of 2002, we recorded an additional $2.8 million in additional purchase price due to the probability that additional contingent payments would be earned. Of the amount accrued, $1.1 million was paid in the fourth quarter of 2002, and an additional payment of $1.0 million was made in the first quarter of 2003. The remaining contingent consideration will be paid as milestones are met.

Real-Time Digital, Inc., or RTD, was acquired in January 2001 for approximately $3.3 million, net of cash acquired, of fixed cash payments and up to $7.0 million in contingent consideration based on the achievement of certain milestones. The initial earn-out payment of $3.0 million was made to the former owners of RTD in the fourth quarter of 2001. Due to the current state of the industry, we do not anticipate the remaining contingencies will be met. As a result, we do not believe that any additional amounts will be paid related to the acquisition of RTD.

During the fourth quarter of 2001, we sold our repair and logistics business, Artesyn Solutions, Inc., to Solectron Global Services, Inc., a subsidiary of Solectron Corporation, for approximately $33.5 million. A substantial portion of the net proceeds from the sale was used to reduce the outstanding balance on our senior revolving credit facility.

Net cash used by financing activities was $29.4 million in 2002. This amount includes the net proceeds from the transaction with Finestar, offset by the amount of debt repaid from the proceeds of the transaction and throughout the year. Payments of $78.8 million were made in 2002 to reduce the outstanding cash balance on our senior revolving credit facility to approximately $23.0 million at the end of the year. This included payments related to the amended bank agreement discussed below.

On January 23, 2001, we entered into a revolving credit agreement with a syndicate of banks that provided a three-year, multi-currency, $275 million credit facility. The revolving credit facility, which expires on March 31, 2004, replaced our previous $200 million revolving credit facility. As of September 27, 2001, we were not in compliance with the restrictive covenants contained in our revolving credit facility in effect at the time. We obtained waivers through January 15, 2002 for the September 2001 and December 2001 financial covenant tests. On January 15, 2002, we amended our credit facility and changed the restrictive covenants to account for changed business and economic conditions. The amended credit facility contained restrictive covenants that, among other things, required a minimum level of cumulative EBITDA, minimum liquidity provisions, and limit the purchase, transfer and distribution of certain assets. We also granted a security interest in our domestic assets to the lenders in connection with the amendment and reduced the bank’s commitment under the facility to $85 million.

In December 2002, in anticipation of the announcement of the closure of our facility in Ireland and other restructuring items, the facility was amended again. This amendment removed the cumulative EBITDA from the covenant requirements in exchange for a reduction in the facility’s capacity, from $85.0 million to $40.0 million. In addition, the amendment dictates additional reductions in the borrowing capacity of the facility throughout 2003. On March 31, 2003, the capacity will be reduced to $35.0 million. The borrowing capacity will be further reduced to $30.0 million on June 30, 2003, $25.0 million on September 30, 2003 and $15.0 million on December 31, 2003. In addition, the amendment contains a provision that will not allow borrowings in excess of $25 million unless our trailing four quarter EBITDA (with adjustments for restructuring and other costs defined by the agreement) exceeds $5.0 million. At December 27, 2002, trailing four quarter adjusted EBITDA was below the $5.0 million threshold, and we are thus restricted to $25.0 million in outstanding borrowings. We will update the trailing four quarter adjusted EBITDA calculation quarterly to determine if borrowings can exceed $25.0 million. Also related to the amendment, we made payments of $28.0 million from our available cash to reduce the outstanding cash balance on the revolving credit facility to $23.0 million at the end of 2002. The amendment maintains certain covenant restrictions on minimum liquidity provisions and is secured by our domestic assets. Capacity of $2.0 million on the revolving credit facility was also being utilized by a letter of credit. The terms of the amendment also increased the interest rate for borrowings and provides for an additional increase in the applicable interest rates as of the end of June 2003.

Based on current expectations and business conditions, we believe our cash and cash equivalents, available credit line, cash generated from operations and other financing activities are expected to be adequate to meet working capital requirements, capital expenditure requirements, debt and capital lease obligations, contingent payments related to acquisitions, plant closure expenses and operating lease commitments for the next twelve months. We currently expect that these sources will also be adequate to fulfill our long-term capital requirements, although changes in our capital structure are always being considered.

Due to the terms of the latest amendment to the credit facility, we will be required to reduce the outstanding balance on our revolving credit facility to $15.0 million on December 31, 2003. Our balance under the credit facility at the end of 2002 was $23.0 million of borrowings plus an outstanding standby letter of credit in the amount of $2.0 million, but we reported a cash balance of $65.0 million and a working capital balance of $89.0 million. During the first quarter of 2003, the amounts outstanding on the revolver were further reduced. On March 31, 2004, the amounts outstanding on our current revolving credit agreement will come due. We believe that cash on hand at that time will be adequate to cover the amounts due on the revolving credit facility.

In order to provide a long-term source of liquidity, we are currently negotiating a new credit agreement, which will extend beyond the expiration of our current credit facility. The agreement being negotiated would be an asset-based facility with borrowing capacity based on the amount of qualifying domestic assets and is expected to contain more favorable interest rate terms. Subject to reaching a final resolution, the initial borrowing capacity would likely be less than under the existing credit facility. In the event the new credit agreement is completed substantially on the terms presently anticipated, we would continue to expect that our available sources of cash flow would be adequate to cover our anticipated cash requirements. There can be no guarantee that there will be a successful conclusion to our negotiations.

In the event we do replace our existing credit facility with an asset-based facility, we will face certain risks associated with an asset-based loan. The amount available to borrow under an asset-based facility such as the one currently under discussion will fluctuate depending on a number of factors, including the aggregate amount of assets owned by a borrower and eligible for inclusion in the borrowing base, the advance rate with respect to such assets, and reserves against availability set by the lender. These factors may change significantly depending on future circumstances, and lenders typically reserve the right to change advance rates, eligibility criteria and reserve amounts. Accordingly, our availability under an asset-based loan may be different than anticipated, which could impact our future liquidity and ability to meet capital requirements.

Under the terms of the note issued to Finestar, the holder has the right to require us to repurchase the note in its entirety at any time after January 15, 2005. If Finestar requests that the note be repaid, we could face liquidity problems as a result. We would, at that point, be forced to seek additional financing to fulfill the obligation. If financing cannot be arranged, we would be forced to look to alternative sources to satisfy the amounts outstanding. We cannot be certain that such financing would be available at all or on terms favorable to us.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133” (collectively “SFAS 133”). SFAS 133 requires us to recognize all derivative instruments in the balance sheet at fair value. Derivatives that are not part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge’s change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge’s change in fair value is immediately recognized in income. SFAS No. 138 establishes accounting and reporting standards for derivative instruments, including certain derivative investments embedded in other contracts, and for hedging activities. In addition, it addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133 and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. We adopted SFAS 133, as amended, on December 30, 2000. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within interest income or expense. The adoption of SFAS 133 resulted in an increase in total assets of $1.4 million and a $0.9 million increase, net of tax, in shareholders’ equity. Accordingly, the adoption of SFAS No. 133 was not material. During the fiscal year ended December 28, 2001, we recorded the subsequent change in fair value of the interest rate swap derivatives as an increase in Accumulated Other Comprehensive Loss totaling approximately $1.2 million. As of December 27, 2002, we maintained no derivative instruments, and no related amounts were recorded in the Consolidated Balance Sheet at that time.

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 141 “Business Combinations”. SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, “Business Combinations” and Statement of Financial Accounting Standard No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises”. All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. The adoption of SFAS 141 did not have any impact on our consolidated financial position, results of operations or cash flows.

In June 2001, the FASB also issued Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets”. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle.

We adopted SFAS No. 142 in the first quarter of 2002. Upon adoption of SFAS No. 142, we performed the required transitional impairment test using a two-step approach based on reportable segments and reassessed any intangible assets, including goodwill, recorded in connection with its previous acquisitions. We determined that no impairment existed at that time (see Note 18 of the Consolidated Financial Statements).

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus was adopted, as required, on December 29, 2001. The adoption of SFAS 144 has not, to date, had an impact on our consolidated financial position, results of operations or cash flows. We will continue to assess the value of our long-lived assets in accordance with SFAS 144 as indicated in the statement.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)”, which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. We adopted SFAS 146 effective December 28, 2002 and do not expect that the adoption will have a material impact on our consolidated results of operations and financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002, and for interim periods beginning after December 15, 2002. The annual disclosure requirements of SFAS 148 were adopted by the Company on December 27, 2002. As of December 27, 2002, the Company has two stock-based compensation plans described more fully in Note 13 of Notes to Consolidated Financial Statements. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Conversion to the Euro Currency

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The legacy currencies of the participating European Union members remained legal tender in the participating countries for the transition period from January 1, 1999 through January 1, 2002. Beginning January 1, 2002, the participating countries issued new euro-denominated bills and coins for use in cash transactions. Since July 1, 2002, legacy currencies are no longer considered legal tender for any transactions, making conversion to the euro complete. We have assessed and addressed the issues involved with the introduction of the euro. Issues we faced relating to the euro include: converting information technology systems; reassessing currency risk; negotiating and amending licensing agreements and contracts; and processing tax and accounting records. The introduction and use of the euro did not materially affect our foreign exchange and hedging activities or use of derivative instruments. While we will continue to evaluate the impact of the euro’s introduction over time, based on currently available information, we do not believe that the introduction of the euro currency has had a material adverse impact on the financial condition or overall trends in results of operations.

Risk Factors That May Affect Future Results

The following discussion should be read in conjunction with the consolidated financial statements and related notes. With the exception of historical information, the matters discussed below may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. We caution readers that a number of important factors, including those identified in this section as well as factors discussed in our other reports filed with the Securities and Exchange Commission, could affect our actual results and cause them to differ materially from those expressed in the forward-looking statements. Many forward-looking statements included in this Form 10-K are made only as of the date hereof, based on information available as of the date hereof, and subject to applicable law to the contrary, we assume no obligation to update any forward-looking statements.

We have experienced and may continue to experience operating losses if customer demand for our products does not improve.

We have incurred significant operating losses in 2001 and 2002 due to a drop in the demand for our products. We had net losses of $108.8 million (which includes non-cash after tax write-offs of $49.4 million in goodwill impairment charges and $11.3 million in additional after-tax excess and obsolete inventory charges) and $31.8 million for fiscal years ended on December 27, 2002 and December 28, 2001, respectively. Because of these poor operating results, we implemented numerous cost-saving measures including, but not limited to, factory work-force reductions, shortened work-weeks, restrictions on discretionary spending, consolidation of job functions, reduction of product offerings, facility closures and other similar measures. However, even if our cost-saving measures are successful, our future profitability is primarily dependent on our ability to successfully market and sell our products to our customers. Accordingly, if demand for our products does not improve, we may continue to experience operating losses.

Our restructuring initiatives may not result in a successful return to profitability.

To address our operating losses and the significant decrease in the level of demand for our products, we implemented a restructuring plan that:

•         eliminated approximately 50% of all positions throughout our company and consolidated various departments to more closely align our cost structure with end-market demand;

•         reduced the number of our leased and owned facilities from 22 to 14 to increase the efficiency of usage at the remaining facilities and, generally, to reduce our operating costs; and

•         organized our commercial-marketing structure to more closely align it with our customers’ needs.

Given the state of the telecommunications industry in which many of our customers operate and the overall economy, there can be no assurances that our restructuring plan will be successful nor that our restructuring plan is sufficient or timely enough to return us to profitability. In addition, there can be no assurance that the intended future cost reductions will offset the substantial one-time costs incurred related to their implementation. If our estimates of expected cost savings, associated costs, or future customer demand prove to be inaccurate, it could have a material adverse effect on our future operating results.

Our future profitability depends on our ability to successfully market our products in a volatile industry characterized by rapidly changing technologies and customer demand.

The markets for our products are characterized by rapidly changing technologies, changing customer demands, evolving industry standards, frequent new product introductions and, in some cases, short product life cycles. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment, as well as an accurate anticipation of technological and market trends. There can be no assurance that we will successfully develop, introduce or manage the transition of new products. The failure of or the delay in anticipating technological advances or developing and marketing product enhancements or new products could cause our products to become uncompetitive or obsolete thereby severely diminishing our ability to generate revenues from those products.

Additionally, we assume risks related to the value of our inventory. We anticipate that the price for our products and components of our products will decrease over time due to the rapidly changing technology of our industry. As a result of these price reductions, we regularly assess the value of our inventory using “lower of cost or market” parameters. If the difference in value between the cost of inventory and the value the marketplace assigns such inventory is significant, such a development would necessitate a revaluation of inventory under generally accepted accounting principles, which could result in a significant reduction to our earnings.

We rely on significant relationships with a small number of customers and the loss of any of those customers could reduce our revenue and operating results.

Our 10 largest customers accounted for 72% of our sales for the 2002 fiscal year, with sales to Hewlett-Packard, Dell Computer and Sun Microsystems accounting for approximately 17%, 15% and 13%, respectively, of sales for the 2002 fiscal year. Decisions by a small number of our customers to defer their purchasing decisions or to purchase products elsewhere could have a material adverse effect on our business, operating results and financial condition.

In addition, if we were to experience an unanticipated catastrophic quality issue (i.e. a product or design failure) with one of our customers (especially one of our three largest customers) and our relationship with that customer was threatened, the competitive nature of our industry could allow that customer to terminate its relationship with us and move its business to one of our competitors. Although we are “designed in” to many long-term customer programs enabling us to be included in our customers’ new products over a product lifecycle, our reliance on significant parts of our business depends primarily on the continued relationships with our existing customers. If one or more of such relationships are terminated for any reason, or significantly reduced, it could significantly reduce our total sales, thereby greatly impacting our future operating results and profitability.

We currently have excess manufacturing capacity, and face increasing pressure from competitors using lower cost manufacturing alternatives. Our inability to lower manufacturing costs may have a material adverse effect on our operating results.

In response to and in anticipation of our growth in 1999 and 2000, we made significant investments in manufacturing facilities, capital equipment and global systems, including expansion of our manufacturing facilities in China, a new manufacturing facility in Hungary and our new, global information system. The industry slowdowns experienced in 2001 and 2002 have compelled us to close several of our manufacturing, engineering and administrative facilities, resulting in the relocation of the production of a number of products. We expect to continue to migrate production to our lower-cost facilities which may result in production delays or quality issues during the transition. Problems associated with such transitions may result if delays of shipments to customers, cancellations of delayed shipments, diversion of management attention, increases in inventory levels, increases in quality issues, increases in warranty returns, and an inability to achieve anticipated manufacturing cost reductions, any of which could result in a material adverse effect on our business and operating results.

We face intense competition in our industry, which could impact our future profitability.

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

Our principal competitors include Ascom, Celestica, Delta Electronics, Emerson Electric, Power One and Tyco International. If our competitors consolidate they would likely create entities with increased market share, customer bases, proprietary technology, marketing expertise and an expanded sales force. Such a development may adversely affect our ability to compete in such markets. Our broad strategies to cope with the competition include, but are not limited to, maintaining an appropriate level of investment in research and development and sustaining and expanding the relationships with our customers in the high growth sectors of our industry, however, no assurance can be given that such strategies will be effective in the event of market consolidation in our industry.

Our future success could depend on the protection of our intellectual property; costs associated with enforcing our intellectual property rights could adversely affect our operating results.

We generally rely on patents, copyrights, and trade secret laws to establish and maintain proprietary rights in our technology and products. While we have been issued a number of patents and other patent applications are currently pending, there can be no assurance that any of the patents will not be challenged, invalidated or circumvented, or that any rights granted under these patents will, in fact, provide us with competitive advantages. In addition, there can be no assurance that patents will be issued from pending applications, or that claims on future patents will be broad enough to protect our technology. Also, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. Litigation may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could have a significant adverse effect on our operating results.

We face, and might in the future face, intellectual property infringement claims that might be costly to resolve.

We have from time to time received, and may in the future receive, communications from third parties asserting that our products or technology infringe on the third party’s patent or other intellectual property rights. Such claims have resulted in litigation in the past, and could result in litigation in the future. If we do not prevail in any such litigation, our business may be adversely affected.

In addition, our industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of intellectual property rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. We cannot assure you that intellectual property claims will not be made against us in the future or that we will not be prohibited from using our technologies subject to any such claims or that we will not be required to obtain licenses and make corresponding royalty payments. In addition, the necessary management attention to, and legal costs associated with, litigation could have a significant adverse effect on operating results.

On February 8, 2001, VLT, Inc. and Vicor Corporation filed a suit against Artesyn in the United States District Court of Massachusetts alleging that we have infringed and are infringing on U.S. Reissue Patent No. 36,098 entitled “Optimal Resetting of The Transformer’s Core in Single Ended Forward Converters”. VLT and Vicor

have alleged that they are, respectively, the owner and licensee of such patent and that we have manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. The suit requests that we pay damages, including royalties, lost profits, interest, attorney’s fees and increased damages under 35 U.S.C. (S) 284. We have challenged the validity of the patent and have denied the infringement claims. The parties are currently engaged in expert discovery regarding the validity of the patent, and will continue to engage in expert discovery regarding infringement and damages issues throughout 2003. The trial on our invalidity defenses is scheduled to begin July 28, 2003 and, if the patent is not invalidated, December 8, 2003 for the beginning of trial on the remaining claims including VLT’s claim of infringement and damages.

The patent applies to sales of products that allegedly included the technology in question from the middle of 1996 through early 2002. The plaintiff is requesting a royalty to be paid related to the sales in question. The claims against us relating to the patent in dispute involve compensation for sales recorded prior to the expiration of the patent, which occurred in early February 2002. Management believes no future sales related to this patent are at risk. We continue to assert that the patent was not valid and that our technology included in the products sold did not infringe on the patent. The process has not progressed to the point where any determination of the outcome can be reasonably estimated. Although we believe that we have a strong defense to the claims asserted by VLT and Vicor, if we are found liable to pay all of the damages requested by Vicor and VLT such a payment could have a material adverse effect on our business, operating result and financial condition.

Our gross margin is subject to many changing factors.

Our gross margin percentage is a function of the product mix sold in any period as well as unit volumes, heightened price competition, changes in channels of distribution, shortages in components due to timely supplies of parts from vendors, ability to obtain components at reasonable prices, availability and price of skilled labor, and factory over/under utilization. We compete in an industry in which our customers constantly expect price reductions due to technological advancements and manufacturing efficiencies. As a result, we need to carefully manage the factors within our control, such as obtaining price reductions from our suppliers, in order to maintain an adequate gross margin. If we are unable to manage such factors, our gross margin could be significantly reduced, which could have a material adverse effect on our operating results.

Shorter delivery lead-times may result in more variability in revenues; may result in inventory write-offs and customer order cancellations.

We have attempted to reduce our product manufacturing lead times and the backlog of orders. To the extent that backlog is reduced during any particular period, it could result in more variability and less predictability in our quarter-to-quarter sales and operating results. The current industry trend is toward reducing the time between customer orders and product delivery dates. This trend will lead to decreased backlog resulting from the shorter lead times and orders being placed and shipped within the same reporting period. If manufacturing lead times are not reduced, our customers may cancel or not place orders because shorter lead times may be available from other manufacturers. As of December 27, 2002, backlog was $72.7 million.

If orders are cancelled for products that have already been manufactured or where components to produce such products have already been procured, a significant change in the evaluation of the amount of our inventory that is considered excess and obsolete could occur. We currently maintain a reserve related to excess and obsolete inventory that is reevaluated on a periodic basis. In instances in which we have had a significant amount of cancellations, the amount of excess and obsolete inventory, and the resulting write-off, negatively impacted our operating results.

Our future profitability may be adversely affected by a disruption in our supply chain.

As a result of the custom nature of most of our manufactured products, components used in the manufacture of these products are currently obtained from a limited number of suppliers. Therefore, a change in suppliers could cause a delay in manufacturing, additional manufacturing costs, and a possible loss of sales that could adversely affect our future operating results and financial position.

At different times during 2000, for example, we experienced shortages of certain ferrite cores that we obtained from a single source. For varying periods of time, suppliers were unable to fulfill previously agreed to orders for these components. To mitigate this risk, we have instituted a preferred parts program whereby we now obtain most critical components from multiple sources.

We face certain risks inherent with international sales.

International sales have been, and are expected to continue to be, an important component of our total sales. For fiscal years 2002 and 2001, international sales represented 37% and 32% of our total sales, respectively. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Other risks of international sales include changes in economic conditions in the international markets in which the products are sold, political and economic instability, fluctuations in currency exchange rates, import-export controls, and the burden and expense of complying with foreign laws. In addition, sales to customers in developing nations may fluctuate to a greater extent than sales to customers in developed nations, as those markets are only beginning to adopt new technologies and establish purchasing practices. If any of these risks were to materialize, our total number of sales would be reduced thereby negatively impacting our future profitability.

We face risks associated with the manufacture of our products in foreign locations.

We manufacture a significant number of our products in foreign locations. Approximately 68% of our sales for the year ended on December 27, 2002 were from products manufactured in Asia-Pacific, 17% from products manufactured in Europe and the remaining 15% from domestic operations.

The supply and cost of these products can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. From time to time, we explore opportunities to diversify the sourcing and/or production of certain products to other low cost locations or with other third parties to reduce our dependence on production in any one location. In addition, we have taken necessary measures, including insuring against certain risks. In the event of confiscation, expropriation, nationalization, or governmental restrictions in the above-mentioned locations, earnings could be adversely affected by such business disruption, resulting in delays and/or increased costs in the production and delivery of products.

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

The market price of our common stock has been, and may continue to be, relatively volatile. During 2002, the closing sales price of our stock price fell from a high of $11.05 on January 16 to a low of $1.03 on October 10. The stock price has continued at a significantly lower level than was experienced in 2000 and 2001. The market price for our common stock could continue to be at historically low levels and subject to wide fluctuations due to the following factors, among others:

•         actual or anticipated variations in our quarterly operating results or financial condition or those of our competitors;

•         announcements by us or our competitors of new and enhanced products or acquisitions of new businesses;

•         market conditions or trends in our industry or the industries of our customers;

•         developments or disputes concerning proprietary rights;

•         introduction of technologies or product enhancements by others that reduce the need for our products;

•         changes in financial estimates by securities analysts;

•         general economic and political conditions;

•         unexpected departures of key personnel;

•         changes in the market valuations of our competitors;

•         the sale of a large amount of our common stock by our largest shareholders;

•         preferred stock that we may issue could have other rights, including economic rights, senior to our common stock, so that the issuance of such preferred stock could adversely affect the market value of our common stock and could also have the effect of delaying, deferring or preventing a change of control of our Company without any action by the common stockholders; and

•         the other risk factors listed in this section.

If our stock price continues to be historically low, it could significantly hamper our ability to attract new investors and, as a result, could have a negative effect on our ability to raise capital resources if the need arises. A lack of access to the capital markets could have a significant negative effect on our financial condition if the need for additional equity financing were to become an issue.

There are certain risks associated with the Finestar investment.

•         The right to require early repayment of the convertible note issued in connection with the Finestar investment could create a liquidity problem and/or impede an acquisition of our company.

Under the terms of the note issued in connection with the Finestar investment, the holder has the right to require us to repurchase the note in its entirety or any portion thereof (but not an amount less than $1,000,000) (i) at any time on or after January 15, 2005 for the amount of outstanding principal plus accrued but unpaid interest or (ii) in the event a change of control occurs for 115% of the outstanding principal plus accrued but unpaid interest. In the event of a change of control involving the purchase of all or substantially all of the assets of Artesyn for cash, the note will automatically be redeemed for an amount equal to the accrued and unpaid interest plus the greater of (a) 115% of the principal amount outstanding or (b) the fair market value of the shares of common stock issuable upon conversion of the note. The holder’s right to require us to repurchase the note could cause us to face liquidity problems if the holder requests payment at a time when we do not have cash on hand or readily available funds sufficient to satisfy both our repayment obligation and meet the cash flow needs of our operations. Additionally, this feature of the note could deter a third party from acquiring or attempting to acquire us because of the immediate cash obligation and premium on principal that would be triggered.

•         Finestar’s right of first negotiation under the securities purchase agreement may impede competing offers for our Company.

Under the securities purchase agreement with Finestar, Finestar is entitled to a “right of first negotiation”. In the event our management or our Board of Directors (i) receives a proposal (oral or written or otherwise) that contemplates a sale of control or a sale of all or substantially all of our assets on a consolidated basis or of our power supply business or (ii) determines to sell 15% or more of our total voting power or all or substantially all of our assets on a consolidated basis or our power supply business (subject to certain exceptions), then we must first notify Finestar and afford Finestar the opportunity to negotiate a transaction. While the time periods for the first negotiation right is limited, and our Board of Directors, consistent with its fiduciary duties, may determine not to proceed with Finestar and accept a superior proposal, the existence of such right and the requirement that we deal exclusively with Finestar during the applicable periods, could materially hamper our ability to attract and/or pursue other offers and opportunities.

•         Failure to obtain shareholder or governmental approvals, if required, in connection with the issuance of our common stock upon conversion of the note and/or exercise of the warrant would, in certain instances, cause a cash payment obligation.

Two instances may arise in which we would need to seek either shareholder approval or governmental approval in connection with issuing common stock upon conversion of the note and/or exercise of the warrant, and failure to obtain such approval, if required, would, in certain instances, trigger a cash payment obligation. Under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the “HSR Act”), we are required to file a Notification and Report Form together with related material with the Federal Trade Commission and the Antitrust

Division of the United States Department of Justice before issuing $50 million or more of our voting securities. Additionally, Nasdaq Marketplace Rule 4350 requires a Nasdaq-listed company to obtain shareholder consent before issuing more than 20% of its common stock or voting power outstanding before the issuance at a price per share less than the greater of book or market value at the time of the transaction. Although not presently applicable, Rule 4350 could be triggered due to the anti-dilution protections of the note and the warrant if we were to issue a significant number of shares of common stock or a significant number of options, warrants or convertible securities at a price per share below the conversion price of the note and the exercise price of the warrant. If either shareholder approval or approval under the HSR Act is required but not obtained, we would be required, in certain instances, to purchase the number of affected shares at the then market price per share. Such a payment obligation could be significant depending on the number of affected shares and the market price per share, and if significant, could cause us to face liquidity problems.

•         A conversion of the note and the exercise of the warrant could negatively impact the trading price of our common stock.

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

Our credit agreement, dated as of January 23, 2001, as amended, with a syndicate of banks, may restrict our ability to enter into certain corporate transactions, unless we obtain the prior written consent of a majority of the required lenders. Although we believe that we will be able to obtain such consent, we cannot guarantee that the required lenders will, in all circumstances, provide consent for the specific purposes for which we intend, which may restrict our ability to enter into, or delay the consummation of, certain corporate transactions.

If we fail to comply with the financial covenants of our credit agreement it could result in liquidity problems for our company.

Our credit agreement contains certain financial and other covenants including a minimum liquidity requirement. If we were to violate any of these restrictive covenants it could result in a cross-default under the terms of the Finestar note and/or accelerate any outstanding obligations then due under the credit agreement.

Although we are currently in compliance with the restrictive covenants contained in the credit agreement, our ability to remain in compliance depends, in part on, our ability to continue to cost effectively market and sell our products to our customers. Although we are undertaking all measures we feel are necessary to enable us to remain in compliance with these covenants, there can be no assurances customer demand and our profit margins will remain sufficient to meet any or all of these requirements. If we violate any of these covenants, it could result in significant liquidity problems for us if alternate financing options are not available. We are currently in a position, due to our current cash balance, to pay the facility if needed, although liquidity problems could result if the available cash balance was used in this manner.

We have significantly less borrowing capacity readily available to us now under our amended credit agreement.

The amount of borrowing capacity readily available to us has been reduced from the $85.0 million available under the senior revolving credit agreement amended in January 2002 to approximately $40.0 million under the amendment signed in December 2002. In addition, as part of the latest amendment, the capacity on the revolver will be reduced during 2003. On March 31, 2003, our capacity on the revolver will be reduced to $35.0 million, to $30.0 million on June 30, 2003, $25.0 million on September 30, 2003, and $15.0 million on December 31, 2003. Additionally, we cannot increase our outstanding borrowings above $25.0 million unless our four quarter trailing EBITDA (with adjustments for restructuring and other costs as defined by the agreement) is greater than $5.0 million. At December 27, 2002, trailing four quarter adjusted EBITDA was below the $5 million threshold, and we are restricted to $25 million in outstanding borrowings. We will update the trailing four quarter adjusted EBITDA calculation quarterly to determine if borrowings can exceed $25 million. Although our cash balance is significant, if a significant cash requirement were to arise, we may not have the borrowing capacity under our credit facility necessary to fulfill our obligations. In this situation, if we do not have enough funds available to us, we would need to arrange for additional sources of financing, which may or may not be available to us on favorable terms, if at all. These circumstances, if they were to occur, could have a material adverse effect on our liquidity, business and operating results.

We may need additional financing, which may not be available, and any equity financings may reduce the percentage ownership of our existing stockholders.

Our ultimate success may depend upon our ability to raise additional working capital by selling equity securities or obtaining debt financing until our operating results improve. The sale of additional securities, if market conditions permit, would result in dilution to the holders of common stock. If we need additional working capital from sources other than from operations, we would likely attempt to privately sell additional equity or debt securities, and given the present financial condition, there can be no assurances any such attempt would be successful. Presently, we believe that our current capital resources are sufficient to meet our cash needs for at least the next 12 months.

We are in the process of negotiating a new asset-based credit agreement to replace the current credit facility. If consummated, we will face risks associated with a credit facility with fluctuating credit availability.

The amount of credit availability under an asset-based loan is generally calculated as a percentage of qualifying assets such as accounts receivable and inventory minus such reserves against availability at the discretion of the lender depending on the circumstances (the net amount of which is generally referred to as the borrowing base). Asset-based lenders typically retain discretion to change the advance rate with respect to the assets in the borrowing base, eligibility criteria with respect to such assets and reserve amounts. Accordingly, availability under an asset-based loan will fluctuate depending on the amount of assets owned by a borrower, whether such assets qualify for inclusion in the borrowing base, the advance rate with respect to such assets, and the amount of reserves set by the lender. As a result, if we are successful in completing negotiations on a new asset-based credit agreement, we will have a credit facility with fluctuating availability and will face associated risks. Those risks include the reduction of amounts of eligible assets due to market conditions, the application of eligibility criteria, or changes to eligibility criteria, as well as the reduction of advance rates and/or the increase in reserve amounts, which may be imposed at the discretion of the lender. These factors could have the result of reducing the amount we may borrow under the facility at a time when we have a need to borrow additional amounts or requiring repayments under the facility at a time when we do not have adequate cash flow to make such repayments or when such repayments may not be in the best interest of the company due to the economic climate and/or financial condition of the company at that time.

We rely on certain key personnel and a loss of such personnel could adversely affect our business.

Our future success depends, to a substantial degree, upon the continued service of Joseph M. O’Donnell, our President and Chief Executive Officer, and Richard J. Thompson, our Vice President, Chief Financial Officer and Secretary, and other key members of our management team. We currently have agreements that provide incentives for our management to continue working for us. Except for Mr. O’Donnell and Mr. Thompson, we do not have employment agreements with any of our other senior officers. Although we are not aware that any key personnel are planning to retire or leave Artesyn in the near future, the loss of the services of Mr. O’Donnell or Mr. Thompson or of certain other members of our management team, or their inability to perform services on our behalf, could materially and adversely affect our operations. While we believe that we have been successful in attracting and retaining skilled personnel in all areas of our business recently, we cannot assure you that we can continue to attract, train and retain such personnel. Our failure in this regard could limit the rate at which we generate sales and develop new products.

Our Board of Directors’ ability to issue preferred shares could deter a change in control that could be profitable to our shareholders.

Pursuant to our Certificate of Incorporation, as amended, our Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock, of which 451,376 have been designated as series A Junior Participating Preferred Stock in connection with our poison pill, and to establish the preferences and rights of any such shares of preferred stock issued. The issuance of the preferred shares can have the effect of creating preferential dividends and/or other rights and/or delaying, making more difficult, or preventing a change of control of our Company, even if a change of control is in the shareholders’ interest.

We have a ‘‘poison pill’’ that could deter a potentially profitable take-over by a third party.

Under a rights agreement, rights are issued along with each of our shares of common stock. A holder of such rights can purchase from us, under specified conditions, a portion of a preferred share, or receive common stock of our company, or receive common stock of the entity acquiring us having a value equal to twice the exercise price of the right. The exercise price of the right is $95.00. This arrangement is often called a ‘‘poison pill.’’ Our poison pill may have the effect of delaying or preventing a change of control of our Company, even if a change of control is in the shareholders’ interest.

There are certain provisions of Florida law that could limit acquisitions and changes of control.

The Florida 1989 Business Corporation Act, as amended, contains a section entitled ‘‘control-share acquisitions’’ which, in certain circumstances, eliminates the voting rights of shares acquired in quantities so as to constitute ‘‘control shares’’, as defined under Florida law. Florida law may also restrict business combinations between our Company and 10% owners of our common stock unless approved by two-thirds of the voting shares of ‘‘disinterested’’ shareholders or by a majority of our Company’s ‘‘disinterested’’ directors. These provisions may also have the effect of inhibiting a third-party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change of control of our Company under circumstances that otherwise can provide the holders of our common stock with the opportunity to realize a premium over the then current price.

ITEM 7A.      Quantitative and Qualitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates and fluctuations in the value of foreign currencies using a variety of derivative financial instruments. In the past, we have managed our interest rate risk on variable rate debt instruments through the use of interest rate swaps, pursuant to which we exchange our floating rate interest obligations for fixed rates. The fixing of the interest rates offsets our exposure to the uncertainty of floating interest rates during the term of the debt.

We have significant assets and operations in Europe and Asia and, as a result, our financial performance could be affected by significant fluctuations in foreign exchange rates. To mitigate potential adverse trends, our operating strategy takes into account changes in exchange rates over time. Accordingly, in the past, we have entered into various forward contracts that change in value as foreign exchange rates change to protect the value of our existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The principal currency hedged is the Euro.

It is our policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet the objectives as stated above. We do not enter into foreign currency or interest rate transactions for speculative purposes. Gains or losses that result from changes in foreign currency rates are recorded at the time they are incurred. These gains or losses have not been material in any recent periods.

ITEM 8.         Financial Statements and Supplementary Data

Statement of Management Responsibility

Artesyn’s management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this Form 10-K. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect the effects of certain estimates and judgments made by management.

Artesyn’s management maintains a system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization. The system is continuously monitored by direct management review and by internal auditors who conduct an extensive program of audits throughout Artesyn. Artesyn selects and trains qualified people who are provided with and expected to adhere to its standards of business conduct. These standards, which set forth the highest principles of business ethics and conduct, are a key element of Artesyn’s control system.

The Audit Committee of the Board of Directors, which consists of five outside directors, meets regularly with management, the internal auditors and the independent certified public accountants to review accounting, reporting, auditing and internal control matters. The Committee has direct and private access to both internal and external auditors.

Joseph M. O’Donnell
Co-chairman of the Board, President and Chief Executive Officer

Richard J. Thompson
Vice President, Finance and Chief Financial Officer

Report of Independent Certified Public Accountants

Board of Directors
Artesyn Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Artesyn Technologies, Inc. as of December 27, 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for the fiscal year ended December 27, 2002. Our audit also included the 2002 financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedules of Artesyn Technologies, Inc. for the fiscal years ended December 28, 2001 and December 29, 2000 were audited by other auditors who have ceased operations and whose reports dated January 21, 2002 expressed an unqualified opinion on those statements and schedules.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artesyn Technologies, Inc. at December 27, 2002 and the consolidated results of its operations and its cash flows for the fiscal year ended December 27, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the financial statements and schedules of Artesyn Technologies, Inc. for the fiscal years ended December 28, 2001 and December 29, 2000 were audited by other auditors who have ceased operations. As described in Note 18, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of December 29, 2001. Our audit procedures with respect to the disclosures in Note 18 with respect to 2001 and 2000 included (a) agreeing the previously reported net income (loss) to the previously issued financial statements and the adjustments to reported net income (loss) representing amortization expense recognized in those periods related to goodwill (including any related tax effects) to the previously issued financial statements and the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of reported net income (loss) to adjusted net income (loss), and the related adjusted earnings (loss) per share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 18 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements or schedules of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements or schedules taken as a whole.

/S/ ERNST & YOUNG LLP

West Palm Beach, Florida
January 21, 2003, except for Note 20, as
to which the date is February 4, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Artesyn Technologies, Inc.:

We have audited the accompanying consolidated statements of financial condition of Artesyn Technologies, Inc. (a Florida corporation) and subsidiaries as of December 28, 2001 and December 29, 2000, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the three fiscal years in the period ended December 28, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP
Fort Lauderdale, Florida,
January 21, 2002.

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Artesyn’s Annual Report on Form 10-K for the year ended December 28, 2001. This audit report has not been re-issued by Arthur Andersen LLP in connection with this filing on Form 10-K.

We will not be able to obtain the written consent of Arthur Andersen LLP as required by Section 7 of the Securities Act of 1933 for any registration statement we may file in the future. Accordingly, investors will not be able to sue Arthur Andersen LLP pursuant to section 11(a)(4) of the Securities Act with respect to any such registration statements and, therefore, ultimate recovery from Arthur Andersen LLP may also be limited as a result of Arthur Andersen LLP’s financial condition or other matters resulting from the various civil and criminal lawsuits against that firm.

CONSOLIDATED BALANCE SHEETS

	December 27, 2002	December 28, 2001

(Amounts in Thousands Except Share Data)

ASSETS
Current Assets
Cash and cash equivalents	$65,001	$54,083
Accounts receivable, net of allowances of $3,121 in 2002 and $4,140 in 2001	44,235	72,580
Inventories	55,588	103,556
Prepaid expenses and other current assets	1,926	2,690
Deferred income taxes, net	16,234	12,398

Total current assets	182,984	245,307

Property, Plant & Equipment, Net	78,631	103,291

Other Assets
Goodwill	18,676	64,573
Deferred income taxes, net	18,803	10,103
Other assets	4,493	3,209

Total other assets	41,972	77,885

	$303,587	$426,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$37,451	$35,823
Accrued and other current liabilities	56,508	56,708

Total current liabilities	93,959	92,531

Long-Term Liabilities
Long-term debt and capital lease obligations	23,004	100,399
Subordinated convertible debt	46,517	—
Deferred income tax liabilities	6,460	6,750
Other long-term liabilities	10,201	7,558

Total long-term liabilities	86,182	114,707

Total liabilities	180,141	207,238

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01; 80,000,000 shares authorized; 38,389,065 shares issued and outstanding in 2002 (38,252,770 shares in 2001)	384	383
Additional paid-in capital	127,887	122,041
Retained earnings	7,581	116,403
Accumulated other comprehensive loss	(12,406)	(19,582)

Total shareholders’ equity	123,446	219,245

	$303,587	$426,483

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years Ended	December 27, 2002	December 28, 2001	December 29, 2000

(Amounts in Thousands Except Per Share Data)

Sales	$350,829	$493,968	$690,083
Cost of Sales	321,263	437,700	509,098

Gross Profit	29,566	56,268	180,985

Expenses
Selling, general and administrative	36,593	54,057	62,771
Research and development	34,341	41,470	44,867
Gain on sale of Artesyn Solutions	—	(31,308)	—
Restructuring and related charges	27,345	15,913	—
Goodwill amortization	—	8,081	6,208
Goodwill impairment	51,856	—	—

	150,135	88,213	113,846

Operating Income (Loss)	(120,569)	(31,945)	67,139

Other Income (Expense)
Interest expense	(8,134)	(8,236)	(5,142)
Interest income	1,122	894	1,886

	(7,012)	(7,342)	(3,256)

Income (Loss) before Provision (Benefit) for
Income Taxes	(127,581)	(39,287)	63,883
Provision (Benefit) for Income Taxes	(18,759)	(7,524)	20,630

Net Income (Loss)	$(108,822)	$(31,763)	$43,253

Earnings (Loss) Per Share
Basic	$(2.84)	$(0.83)	$1.15

Diluted	$(2.84)	$(0.83)	$1.10

Weighted Average Common and Common Equivalent Shares Outstanding
Basic	38,370	38,229	37,666

Diluted	38,370	38,229	39,471

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(Amounts in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Compre- hensive Income (Loss)

	Shares	Amount			Foreign Currency Translation Adjustment	Changes in Fair Value of Derivatives

Balance, December 31, 1999	37,127	$371	$94,465	$114,510	$(9,434)	$—
Issuance of common stock under stock option plans	1,632	16	19,201	—	—	—
Tax benefit from exercises of stock options	—	—	8,989	—	—	—
Repurchases and retirement of common stock	(477)	(4)	(1,295)	(7,890)	—	—
Net income	—	—	—	43,253	—	—	$43,253
Foreign currency translation adjustment, net of tax of $(2,706)	—	—	—	—	(5,670)	—	(5,670)

Comprehensive income							$37,583

Balance, December 29, 2000	38,282	383	121,360	149,873	(15,104)	—
Issuance of common stock under stock option plans	160	2	1,093	—	—	—
Tax benefit from exercises of stock options		—	186	—	—	—
Repurchases and retirement of common stock	(189)	(2)	(598)	(1,707)	—	—
Cumulative effect of accounting change for derivatives, net of tax provision of $442	—	—	—	—	—	938	$938
Changes in fair value of derivatives, net of tax benefit of $(499)	—	—	—	—	—	(1,178)	(1,178)
Net loss	—	—	—	(31,763)	—	—	(31,763)
Foreign currency translation adjustment, net of tax of $(1,004)	—	—	—	—	(4,238)	—	(4,238)

Comprehensive loss							(36,241)

Balance, December 28, 2001	38,253	383	122,041	116,403	(19,342)	(240)
Issuance of common stock under stock option plans	136	1	741	—	—	—
Issuance of warrants in connection with convertible subordinated debt	—	—	5,105	—	—
Net loss	—	—	—	(108,822)	—	—	(108,822)
Other comprehensive loss-changes in fair value of derivative financial instrument, net of tax benefit of $89	—	—	—	—	—	240	240
Other comprehensive loss-foreign currency translation adjustment, net of tax benefit of $2,565	—	—	—	—	6,936	—	6,936

Comprehensive loss							$(101,646)

Balance, December 27, 2002	38,389	$384	$127,887	$7,581	$(12,406)	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended	December 27, 2002	December 28, 2001	December 29, 2000

(Amounts in Thousands)

Operating Activities
Net income (loss)	$ (108,822)	$ (31,763)	$ 43,253
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, goodwill amortization and amortization of deferred debt issuance costs	26,978	34,423	27,195
Impairment of goodwill	51,856	—	—
Deferred income tax benefit	(12,826)	(9,114)	(723)
Provision for inventory valuation reserves	25,818	31,722	13,519
Provision for bad debts	356	2,059	2,409
Gain on sale of Artesyn Solutions	—	(31,308)	—
Tax benefit from exercise of stock options	—	186	8,989
Non-cash restructuring charges	5,883	2,765	—
Accretion of convertible subordinated debt discount	1,622	—	—
(Gain) loss on foreign currency transactions	(5,231)	340	1,956
Other non-cash items	1,312	125	2,190
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	30,768	41,144	(35,829)
Inventories	27,366	12,642	(74,779)
Prepaid expenses and other assets	(102)	3,187	(1,654)
Accounts payable and accrued liabilities	1,111	(54,440)	43,914

Net Cash Provided by Operating Activities	46,089	1,968	30,440

Investing Activities
Purchases of property, plant & equipment	(5,230)	(28,763)	(39,256)
Proceeds from sale of property, plant & equipment	538	353	1,730
Proceeds from sale of Artesyn Solutions	—	33,500	—
Purchase of Real-Time Digital, net of cash acquired	—	(6,326)	—
Purchase of Spider Software, net of cash acquired	(2,865)	(703)	(27,949)
Purchase of Azcore Technologies, net of cash acquired	(1,470)	(3,320)	(6,500)

Net Cash Used in Investing Activities	(9,027)	(5,259)	(71,975)

Financing Activities
Proceeds from issuances of long-term debt, net of financing costs	—	60,690	54,536
Principal payments on debt and capital leases	(78,840)	(35,862)	(24,031)
Proceeds from exercises of stock options	742	1,095	19,217
Proceeds from issuance of convertible debt and warrants, net of financing costs	49,000	—	—
Repurchases of common stock	—	(2,307)	(9,189)
Other financing activities	(275)	—	—

Net Cash Provided by (Used in) Financing Activities	(29,373)	23,616	40,533

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3,229	(625)	(2,177)
Increase (Decrease) in Cash and Cash Equivalents	10,918	19,700	(3,179)

Cash and Cash Equivalents, Beginning of Year	54,083	34,383	37,562

Cash and Cash Equivalents, End of Year	$ 65,001	$ 54,083	$ 34,383

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

Basis of Presentation The consolidated financial statements include the accounts of Artesyn Technologies, Inc. and its subsidiaries (collectively referred to as “Artesyn” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year Artesyn’s fiscal year ends on the Friday nearest December 31, which results in a 52- or 53-week year. The fiscal years ended December 27, 2002, December 28, 2001, and December 29, 2000 are all comprised of 52 weeks.

Cash and Cash Equivalents Highly liquid investments with original maturities of 90 days or less are classified as cash and cash equivalents. These investments are carried at cost, which approximates market value.

Trade Receivables Trade receivables are recognized on the Company’s Consolidated Balance Sheets at fair value. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ credit worthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and specific customer collection issues that it has identified.

Inventories Inventories are stated at the lower of cost or market, on a first-in, first-out basis. A provision has been made to reduce obsolete or excess inventories to market based on current and expected demand for the finished product and the components used to manufacture it. Finished goods and work-in-process inventories include material, labor and manufacturing overhead.

Property, Plant & Equipment Property, plant and equipment is stated at cost. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets ranging from three to thirty years. Leasehold improvements are recorded at cost and are amortized using the straight-line method over the remaining lease term or the economic useful life, whichever is shorter. Leasehold improvements are written-off if the related leasehold is vacated. Major renewals and improvements are capitalized, while maintenance, repairs and minor renewals not expected to extend the life of an asset beyond its normal useful life are expensed as incurred.

Impairment of Long-Lived Assets Artesyn periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. Artesyn uses an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets to determine whether an impairment has occurred. Fair value is compared to carrying value in calculating the amount of the impairment. There was no impairment of assets held and used for any of the years presented. (See Note 5 for asset disposals related to restructuring activities).

Goodwill The excess of purchase price over net identifiable assets of companies acquired (goodwill), which were accounted for under the purchase method of accounting, is capitalized and periodically evaluated for impairment as prescribed by Statement of Financial Accounting Standards No. 142, which the Company adopted in the first quarter of 2002. Under SFAS No. 142, the Company assesses its goodwill using a two-step approach on an annual basis, or more frequently, whenever indicators of impairment exist. SFAS No. 142 states that an impairment exists if the fair value of a reporting unit is less than the carrying value of the assets of that unit. The amount of the impairment to recognize is calculated by subtracting the implied fair value of the goodwill from the carrying value.

Foreign Currency Translation The functional currency of Artesyn’s European and certain Asian subsidiaries is each entity’s local currency. Assets and liabilities are translated from their functional currency into US dollars using exchange rates in effect at the balance sheet date. Equity is translated using historical exchange rates. Income and expense items are translated using average exchange rates for the period. The effect of exchange rate fluctuations on translating foreign currency assets and liabilities into US dollars is included in accumulated other comprehensive loss, net of income taxes. Translation of intercompany accounts and foreign exchange transaction gains and losses are included in the results of operations and resulted in a $5.2 million gain during 2002 and insignificant amounts for all other periods presented. The functional currency of substantially all of Artesyn’s Asian subsidiaries is the US dollar, as their transactions are generally denominated in US dollars.

Revenue Recognition Artesyn recognizes revenue and the related costs of sales when risk of loss and title are passed to the customer, which is generally as products are shipped and services are provided. For sales including software products, Artesyn typically has no installation, maintenance or other obligations related to the software, accordingly, revenue is recognized as the products are shipped and title is accepted by the customer. For those products which require additional services, revenue related to the services is deferred and recognized as the services are performed in accordance with Statement of Position 97-2 “Software Revenue Recognition” and related interpretations.

Sales are comprised of gross revenues less provisions for expected customer returns and other sales allowances. The related reserves for these provisions are included in “Accounts Receivable, net” in the accompanying consolidated balance sheets. Provisions for estimated returns and sales allowances are established by the Company concurrently with the recognition of revenue and are based on a variety of factors including actual return and sales allowance history and projected economic conditions. The Company continually monitors customer inventory levels and makes adjustments to these provisions when management believes actual product returns or other allowances may differ from established reserves. The Company has not incurred any significant amount of returns or allowances in fiscal 2000, 2001 or 2002.

All amounts billed to customers related to shipping and handling are included in sales. All costs associated with shipping and handling are recognized in cost of sales.

Product Warranty Artesyn records estimated product warranty costs in the period in which the related revenues are recognized. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Warranty expense is generally determined by calculating the historical relationship between sales and warranty costs and applying the calculation to the current period’s sales. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluation.

Changes in the Company’s product liability for the fiscal year ended December 27, 2002 are as follows (000s):

Balance, beginning of the period	$6,197
Warranties issued during the period	3,947
Settlements made during the period	(4,766)

Balance, end of period	$5,378

Research and Development Research and development costs include product engineering, product development and research and development costs, which are expensed in the period incurred. Research and development expenses were $34.3 million, $41.5 million and $44.9 million for the fiscal years ended December 27, 2002, December 28, 2001 and December 29, 2000, respectively.

Income Taxes Income taxes reflect the current and deferred tax consequences of events that have been recognized in Artesyn’s financial statements or tax returns. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income.

Valuation allowances are recorded related to deferred tax assets if their realization does not meet the “more likely than not” criteria detailed in SFAS 109, “Accounting for Income Taxes”.

Tax returns related to the consolidated financial statements of Artesyn are filed in the United States, individual states, and foreign countries where Artesyn conducts business.

Stock-Based Compensation Artesyn applies Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based compensation for employees and non-employee directors. In accordance with APB 25, as the exercise price of Artesyn’s stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized for its fixed stock option plans. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123 “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, and has been determined as if Artesyn had accounted for its employee and outside directors stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Risk-free interest rate	3.1%	4.5%	6.4%
Dividend yield	—	—	—
Expected volatility	98%	94%	96%
Expected life	3.9 years	3.9 years	4.5 years

Artesyn’s pro forma information follows ($000s except per share data):

		2002	2001	2000

Net Income (Loss)	As reported	$(108,822)	$(31,763)	$43,253
Pro forma expense, net of tax effect		(11,965)	(11,748)	(12,030)

	Pro forma	$(120,787)	$(43,511)	$31,223)

Earnings (loss) per share-Basic	As reported	$(2.84)	$(0.83)	$1.15

	Pro forma	$(3.15)	$(1.14)	$0.83

Earnings (loss) per share-Diluted	As reported	$(2.84)	$(0.83)	$1.10

	Pro forma	$(3.15)	$(1.14)	$0.80

The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results.

Earnings (Loss) Per Share Basic earnings (loss) per share (“EPS”) is calculated by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period in accordance with SFAS No. 128 “Earnings Per Share”. Where applicable, diluted earnings per share includes the potential impact of convertible securities and dilutive common stock equivalents using the treasury stock method.

Comprehensive Income (Loss) SFAS No. 130, “Reporting Comprehensive Income” requires companies to report all changes in equity in a financial statement for the period in which they are recognized, except those resulting from investment by owners and distributions to owners. Artesyn has chosen to disclose Comprehensive Income (Loss), which encompasses net income (loss), effects of derivatives and foreign currency translation adjustments, net of tax, in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss).

Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant estimates made by management include the provision for doubtful accounts receivable, inventory write-downs for potentially excess or obsolete inventory, restructuring liabilities, warranty reserves, valuation allowances on deferred tax assets, and the valuation and amortization period for intangible assets. Actual results could differ from those estimates.

Concentration of Credit Risk Financial instruments that potentially subject Artesyn to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and financial instruments used in hedging activities. Artesyn’s cash management and investment policies restrict investments to low-risk, highly liquid securities, and Artesyn performs periodic evaluations of the credit standing of the financial institutions with which it deals. Artesyn sells its products to customers in various geographical areas. Artesyn performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. Artesyn maintains reserves for potential credit losses, and such losses traditionally have been within management’s expectations and have not been material in any year. As of December 27, 2002 and December 28, 2001, management believes Artesyn had no significant concentrations of credit risk.

The following table includes sales to customers in excess of 10% of total sales for the periods presented. Less than 1% of the total presented for HP/Compaq were sales made by the Communications Products segment. The remaining amounts in the table were sales made by the Power Conversion segment.:

	2002	2001	2000

Hewlett-Packard/Compaq	17%	19%	20%
Dell Computer	15%	12%	5%
Sun Microsystems	13%	9%	10%
Cisco Systems	7%	6%	11%

Sales to Hewlett-Packard/Compaq during 2000 and 2001 include sales from Artesyn Solutions, Inc. prior to the sale of the subsidiary (See Note 17). Sales from Artesyn Solutions, Inc. are not included in Artesyn’s 2002 consolidated results. During 2000 and 2001, sales from Artesyn Solutions, Inc. represented approximately one-third of the amount sold to Hewlett-Packard/Compaq.

Recent Accounting Pronouncements In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133” (collectively “SFAS 133”). SFAS 133 requires Artesyn to recognize all derivative instruments in the balance sheet at fair value. Derivatives that are not part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge’s change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge’s change in fair value is immediately recognized in income. SFAS No. 138 establishes accounting and reporting standards for derivative instruments, including certain derivative investments embedded in other contracts, and for hedging activities. In addition, it addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133 and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. Artesyn adopted SFAS 133, as amended, on December 30, 2000. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within interest income or expense. The adoption of SFAS 133 resulted in an increase in total assets of $1.4 million and a $0.9 million increase, net of tax, in shareholders’ equity. Accordingly, the adoption of SFAS No. 133 was not material. During the fiscal year ended December 28, 2001, Artesyn recorded the subsequent change in fair value of the interest rate swap derivatives as an increase in Accumulated Other Comprehensive Loss totaling approximately $1.2 million. As of December 27, 2002, Artesyn maintained no derivative instruments, and no related amounts were recorded in the Consolidated Balance Sheet at that time.

Statement of Financial Accounting Standard No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises”. All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. The adoption of SFAS 141 did not have any impact on Artesyn’s consolidated financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 “Business Combinations”. SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, “Business Combinations and

Statement of Financial Accounting Standard No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises”. All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. The adoption of SFAS 141 did not have any impact on Artesyn’s consolidated financial position, results of operations or cash flows.

In June 2001, the FASB also issued Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets”. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle.

Artesyn adopted SFAS No. 142 in the first quarter of 2002. Upon adoption of SFAS No. 142, Artesyn performed the required transitional impairment test using a two-step approach based on reportable segments and reassessed any intangible assets, including goodwill, recorded in connection with its previous acquisitions. The Company determined that no impairment existed at that time (see Note 18).

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus was adopted, as required, in the first quarter of 2002. The adoption of SFAS 144 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. The Company will continue to assess the value of its long-lived assets in accordance with SFAS 144.

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)”, which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The Company plans to adopt SFAS 146 effective in the first quarter of 2003 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. The Company currently accounts for employee stock option plans under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the intrinsic value method. SFAS 148 does not require companies to account for stock options using the fair value method of Statement 123. As a result, the adoption of SFAS 148 is not expected to have a material impact on the Company’s consolidated financial results and financial position.

Fair Value of Financial Instruments Carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these accounts. The fair value of long-term debt is determined using current applicable interest rates as of the balance sheet date and approximates the carrying value of such debt because the underlying instruments are at variable rates that are repriced frequently.

It was not practicable to estimate the fair value of the convertible subordinated debt the Company issued related to the transaction with Finestar International Limited (see Note 8) because the debt was issued in a privately negotiated transaction and no market exists for the debt and equity instruments issued. The debt is carried at its original cost less the portion of the transaction assigned to the warrants issued. The value assigned to the warrants will be accreted back to the debt over the life of the loan. The subordinated convertible debt is valued at $46.5 million in the Consolidated Balance Sheets as of December 27, 2002.

Reclassifications Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

2.       Inventories

The components of inventories are as follows ($000s):

	December 27, 2002	December 28, 2001

Raw materials	$24,105	$57,684
Work in process	9,304	10,802
Finished goods	22,179	35,070

	$55,588	$103,556

In response to industry trends toward shorter product lifecycles and other factors, the Company refined the calculation related to estimating its excess and obsolete inventory reserves during the fourth quarter of 2002. The refinement resulted in an increase to the excess and obsolete inventory reserve of $15.5 million. The increase was primarily to provide for inventories in excess of twelve months’ demand. The Company will continue to evaluate its estimates and assumptions related to excess and obsolete inventory to ensure that it is reflecting an accurate representation of inventory as it relates to customer demand. At December 27, 2002, the Company’s inventory reserve balance was $39.5 million, representing 42% of the value of its gross inventory.

3.       Property, Plant & Equipment

Property, plant & equipment is comprised of the following ($000s):

	December 27, 2002	December 28, 2001

Land	$1,553	$2,521
Buildings and fixtures	21,101	20,462
Machinery and equipment	168,847	174,131
Leasehold improvements	10,508	8,246

	202,009	205,360
Less accumulated depreciation and amortization	(123,378)	(102,069)

	$78,631	$103,291

Depreciation and amortization expense was $25.8 million, $25.5 million and $20.5 million in fiscal years 2002, 2001 and 2000, respectively.

4.       Accrued Liabilities

The components of accrued and other liabilities are as follows ($000s):

	December 27, 2002	December 28, 2001

Accrued liabilities:
Compensation and benefits	$13,858	$12,365
Income taxes payable	6,958	12,476
Warranty reserve	5,376	6,197
Commissions	713	1,074
Restructuring reserve (current portion)	16,366	5,432
Deferred acquisition payments	4,284	2,485
Other	8,953	16,679

	$56,508	$56,708

At December 27, 2002 and December 28, 2001, other accrued liabilities consisted primarily of accruals for professional fees, consulting, insurance, interest, deferred income and other taxes.

December 27, 2002

Long-term liabilities:
Restructuring reserve	$9,139
Directors pension plan	1,062
Deferred acquisition payments
Lease liability

$10,201

5.       Restructuring and Related Charges

During 2001 and 2002, Artesyn implemented plans to restructure its operations. This was necessitated by a significant reduction in actual and forecasted customer demand for Artesyn’s products which resulted in excess manufacturing capacity and costs. Artesyn’s restructuring activities are designed to address these issues, and are comprised of the following elements:

1)        A realignment of commercial functions along customer/market lines in order to provide enhanced customer service.

2)        Addressing excess capacity and cost issues by closing several operating and administrative facilities throughout the world and consolidating their functions into other existing locations.

3)        The elimination of a number of operational and administrative positions company-wide.

Pursuant to the restructuring plan, during 2002, Artesyn recorded restructuring and related charges totaling approximately $27.3 million. This amount included employee and facility expenses related to the planned closure of its Kindberg, Austria and Youghal, Ireland manufacturing facilities. Other headcount reductions, asset write-offs and facility closure expenses are included in this charge. The components of this charge, along with the 2002 activity related to these and other restructuring charges, are presented in the following table ($000s):

	Accrued Liability at December 28, 2001	2002 Activity			Accrued Liability at December 27, 2002

		Restructur- ing Charge	Charges to Reserve

			Cash	Non-Cash

Employee termination costs	$2,283	$9,887	$(3,291)	$—	$8,879
Liability for payback of developmental grants	—	2,547	107	—	2,654
Facility closures	3,149	14,911	1,777	(5,883)	13,954

	$5,432	$27,345	$(1,407)	$(5,883)	$25,487

The charge for facility closures is comprised of write-offs of equipment and other fixed assets to be disposed of or abandoned and an estimate of the future lease commitments and buyout options for those locations being closed, after considering sublease and time-to-market expectations. Artesyn anticipates the closure of facilities and disposal of assets will be completed by the end of the fourth quarter of 2003. Lease payments for the closed facilities, which total approximately $12.9 million, extend into 2006. Artesyn will continue to aggressively market these locations in an attempt to secure sublease arrangements on favorable terms.

The restructuring plan included the termination and payment of related severance benefits for approximately 1,700 employees (1,000 direct labor, 500 indirect labor and 200 administrative), of which approximately 1,300 have been terminated as of December 27, 2002. The remaining terminations and associated termination payments will be made during 2003.

The charges for payback of developmental grants relate to the planned headcount reduction at its Ireland location. Artesyn was granted developmental funds from the Irish government if it maintained a work force of approximately 300 people. The planned restructuring actions at the facility will result in a headcount significantly below the requirement. As a result, it is expected that all or a portion of the developmental funds granted will need to be repaid.

As part of ongoing restructuring efforts, Artesyn expects to record total charges of approximately $4.5 million in 2003, primarily related to non-exit costs that were not yet incurred when the reserve was recognized in 2002, such as stay bonuses and equipment transportation expenses. Artesyn is committed to maintaining a proper relationship between costs and customer demand. To that end, it is prepared to take additional actions to reduce its cost structure during 2003, should business conditions dictate.

6.       Business Combinations

Effective March 27, 2000, Artesyn acquired 100% of the capital stock of Spider Software Limited (“Spider”). Spider supplies embedded telecommunications and protocol software to the communications marketplace within Artesyn’s Communications Products segment. The purchase price included approximately $33 million of fixed cash payments, of which $28 million was paid in the first quarter of 2000 and the remaining $5 million, which is included in accrued liabilities in the accompanying consolidated balance sheets, was paid in April 2002 and will be paid in April 2003, in equal installments. An additional $11 million of contingent consideration could be earned based on Spider’s ability to achieve certain earnings targets through March 2003, although the actual dollar amount of contingent consideration is not capped. For the earn out period ending March 30, 2001, an additional $1.2 million in purchase price was recorded based on Spider’s results. Approximately $0.7 million of the earn out was paid during 2001, with the remaining $0.5 million paid in 2002. Currently, as a result of the reduced level of business activity, no additional amounts are expected to be paid related to Spider’s earnout.

In connection with the acquisition, the allocation of purchase price was as follows (million’s):

Fair value of tangible assets acquired	$2.7
Liabilities assumed	(2.2)
Goodwill	34.7

Amount paid/accrued for Spider’s common stock	$35.2

Effective August 4, 2000, Artesyn acquired 100% of the capital stock of Azcore Technologies, Inc. (“Azcore”). The purchase price consisted of a $5.8 million cash payment, net of cash acquired, made in the third quarter of 2000 and additional contingent payments of up to $8.0 million if Azcore’s products meet certain milestones. A payment of $0.7 million was made to Azcore in December 2000. Additional payments were made during 2001 to the former owners of Azcore for approximately $3.3 million related to the contingent payments. During 2002, an additional $1.5 million in payments were made, and an additional $1.8 million was accrued with the expectation that the liability would be incurred. The remaining contingent payments are expected to be made as milestones are reached. Azcore has certain products and technology that Artesyn believes complement and enhance its current product offerings and provide significant long-term growth opportunities.

In connection with the acquisition, the allocation of purchase price was as follows:

Fair value of tangible assets acquired	$0.1
Goodwill	13.0

Amount paid/accrued for Azcore’s common stock	$13.1

Real-Time Digital, Inc. (“RTD”) was acquired in January 2001 for approximately $3.3 million, net of cash acquired, for fixed cash payments and up to $7.0 million in contingent consideration based on the achievement of certain milestones. Artesyn made the initial earn-out payment of approximately $3.0 million to the former owners of RTD in the fourth quarter of 2001. No additional consideration was paid in 2002. RTD designs systems to be used in the Voice Over IP internet market within Artesyn’s Communications Products segment. Given the current state of the industry and the company-wide focus on cost control, the Company does not expect that RTD will meet any additional product milestones. As a result, the Company does not expect to make any other payments related to the acquisition of RTD.

In connection with the acquisition, the allocation of purchase price was as follows:

Fair value of tangible assets acquired	$0.2
Liabilities assumed	(0.1)
Goodwill	6.2

Cash paid for RTD’s common stock	$6.3

All acquisitions were accounted for under the purchase method of accounting. Accordingly, goodwill of approximately $34.7 million related to Spider, $13.0 million related to Azcore and $6.2 million related to RTD was recorded, representing the excess of the purchase price over the estimated fair value of the net assets acquired and transaction costs.

Through December 28, 2001, the goodwill related to the Spider, AzCore and RTD transactions was being amortized on a straight-line basis over a period of six, twenty and ten years, respectively. The results of operations of the companies have been included in Artesyn’s consolidated financial statements from the date of acquisition. The following unaudited pro forma information combines the consolidated results of operations of Artesyn, Spider, AzCore and RTD as if the acquisitions had occurred at the beginning of the following periods:

	Fiscal Year Ended

	December 28, 2001	December 29, 2000

Sales	$493,990	$692,231
Net income (loss)	(31,795)	40,317
Earnings (loss) per share – Basic	$(0.83)	$1.07
Earnings (loss) per share – Diluted	$(0.83)	$1.02

The unaudited consolidated pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense resulting from goodwill, increased interest expense on the acquisition debt, and related income tax effects. The combined pro forma results do not purport to be indicative of results that would have occurred had the combination or disposition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

7.       Long-Term Debt

Long-term debt and capital lease obligations consist of the following ($000s):

	December 27, 2002	December 28, 2001

Senior revolving credit facility (a)
Euro denominated borrowings	$—	$23,383
U.S. dollar denominated borrowings	23,000	77,000
Capital lease obligations (b)	16	108
Other	—	115

	23,016	100,606
Less current maturities	12	207

Long-term debt and capital lease obligations	$23,004	$100,399

     a)    Effective January 23, 2001, Artesyn entered into a credit agreement with a syndicate of banks which provided a three-year, multi-currency $275 million credit facility. This agreement was amended January 15, 2002 in order to take into account changes to the Company dictated by changing business conditions. On December 19, 2002, Artesyn and its syndicate of banks entered into an additional amendment to the original credit agreement to provide for additional cost savings initiatives and inventory charges under the covenant arrangement that was in place. The amended credit agreement, which is to expire March 31, 2004, provides for various interest rate options on the facility initially based on LIBOR plus 3.5% or a base rate plus 2.5% and a commitment fee of 0.75%. After June 30, 2003, the interest rate paid will change to Libor plus 5.5% or a base rate plus 4.5%. The Company is also required to pay a quarterly fixed fee in addition to the interest on outstanding borrowings. The credit agreement, which is secured by our domestic assets, contains restrictive covenants that, among other things, requires Artesyn to maintain a certain minimum liquidity, and limits the purchase, transfer and distribution of certain assets. The aggregate loan commitment of the credit facility was reduced to $40 million in connection with the amendment, and will be reduced to $35 million on March 31, 2003, to $30 million on June 30, 2003, to $25 million on September 30, 2003 and $15 million on December 31, 2003. In addition, the agreement contains a provision that will not allow borrowings in excess of $25 million unless Artesyn’s trailing four quarter EBITDA (excluding restructuring and other charges as defined by the agreement) exceeds $5 million. At December 27, 2002, trailing four quarter adjusted EBITDA was below the $5 million threshold, and the Company is restricted to $25 million in outstanding borrowings. The Company will update the trailing four quarter adjusted EBITDA calculation quarterly to determine if borrowings can exceed $25 million. Currently, $2.0 million in capacity at the end of 2002 on the credit agreement is being utilized by a letter of credit. Artesyn is currently in compliance with all financial covenants related to the revolving credit facility.

    b)    Items under capital leases include equipment, furniture and leasehold improvements.

Future obligations related to the maturities of long-term and convertible debt (see Note 8) and capital leases are as follows ($000s):

Fiscal year	Capital Leases	Senior Revolving Credit Facility	Subordinated Convertible Debt

2003	$12	$—	$—
2004	4	23,000	—
2005	—	—	—
2006	—	—	—
2007 and thereafter	—	—	46,517

	$16	$23,000	$46,517

8.       Finestar Transaction

On January 15, 2002, the Company received an investment by Finestar International Limited (“Finestar”), an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component, and video display manufacturer and one of the Company’s competitors. The transaction, for which the net proceeds were approximately $49.0 million, included the issuance of a $50.0 million five-year subordinated convertible note due January 14, 2007, which carries a 3% interest rate and is convertible into common stock at the option of Finestar at $11.00 per share. Finestar was also issued a five-year warrant to purchase an additional 1.55 million shares of Artesyn’s common stock at an exercise price of $11.50 per share. The common stock issuable upon conversion of the subordinated convertible note and exercise of the warrant are registered for resale pursuant to a Registration Rights Agreement entered into in connection with the transaction. Approximately $5.1 million of the value of the transaction was assigned to the warrant and was recorded to Additional Paid-in Capital. The difference between the debt recorded and the face amount of the debt is being accreted over the term of the debt as an adjustment to interest expense. During 2002, expense was recognized related to interest on the subordinated convertible note and the accretion of the warrants at the effective rate of 6.3%. Approximately $24 million of the net proceeds were used to reduce the outstanding balance on the Company’s senior revolving credit facility, with the remaining funds used for general corporate purposes. Both parties have the right to redeem the note after January 2005.

9.       Income Taxes

The components of the provision (benefit) for income taxes consist of the following ($000s):

	2002	2001	2000

Current provision (benefit):
Federal	$(5,372)	$2,804	$13,023
State	(614)	281	3,425
Foreign	53	(1,495)	4,905

Total current	(5,933)	1,590	21,353

Deferred provision (benefit):
Federal	(7,795)	(553)	(1,524)
State	(764)	(61)	24
Foreign	(4,267)	(8,500)	777

Total deferred	(12,826)	(9,114)	(723)

Total provision (benefit) for income taxes	$(18,759)	$(7,524)	$20,630

The exercise of nonqualified stock options resulted in state and federal income tax benefits to Artesyn related to the difference between the fair market price of the stock at the date of exercise and the exercise price. In fiscal years 2001 and 2000, the benefit for income taxes excludes current tax benefits of $0.2 million and $9.0 million, respectively, related to the exercise of stock options, which was credited directly to Additional Paid-in Capital. There was no benefit from the exercise of stock options recorded in 2002.

Income taxes have not been provided on the undistributed net earnings of Artesyn’s foreign subsidiaries, which approximated $60.1 million as of December 27, 2002, as Artesyn does not intend to repatriate such earnings.

The components of Artesyn’s income (loss) before provision (benefit) for income taxes consist of the following ($000s):

	2002	2001	2000

U.S.	$(64,821)	$(6,224)	$33,805
Foreign	(62,760)	(33,063)	30,078

Total income (loss) before provision (benefit) for income taxes	$(127,581)	$(39,287)	$63,883

The reconciliation of Artesyn’s effective tax rate to the U.S. statutory federal income tax rate is as follows:

	2002	2001	2000

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign tax effects	(14.8)	(15.4)	(7.6)
Permanent items – non-deductible	(1.4)	1.9	0.4
Goodwill impairment	(6.1)	—	—
State income tax effect, net of federal benefit	0.8	(0.4)	4.5
Other	1.2	(1.9)	—

Effective income tax rate	14.7%	19.2%	32.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Artesyn’s deferred tax assets and deferred tax liabilities as of December 27, 2002 and December 28, 2001 are as follows ($000s):

	2002	2001

Current Deferred Tax Assets
Inventory valuation reserves	$5,277	$4,981
Other accrued liabilities	8,723	6,113
Allowance for doubtful accounts	810	953
Net operating loss carryforwards	856	351
Other	568	—

	$16,234	$12,398

Long-Term Deferred Tax Assets
Lease liabilities	$4,473	$1,707
Other accrued liabilities	570	466
Net operating loss carryforwards	21,733	10,840
Tax credit carryover	550	—
Goodwill	2,210	—
Valuation allowance	(10,733)	(2,910)

	$18,803	$10,103

Long-Term Deferred Tax Liabilities
Property, Plant and Equipment	$2,994	$5,399
Foreign liabilities	1,845	—
Goodwill	943	672
Other	678	679

	$6,460	$6,750

The valuation allowance as of December 27, 2002 and December 28, 2001 is primarily associated with foreign net operating loss carryforwards related to certain Artesyn subsidiaries. Management has established a valuation allowance where it believes that it is more likely than not that it will not realize these deferred tax assets based on historical tax positions and expectations about future taxable income. The valuation allowance recorded increased $7.8 million during 2002.

Included in the table below are the pre-tax operating loss carryforwards available to the Company as of December 27, 2002. Approximately $10.7 million of Artesyn’s tax-effected operating loss carryforwards are offset by a valuation allowance ($000’s).

Location	Gross Net Operating Loss Carryforward	Expiration

Austria	$32,354	Unlimited
Germany	9,749	Unlimited
Hungary	17,252	5years
Ireland	22,384	Unlimited
UK/Scotland	7,085	Unlimited

	$88,824

10.      Earnings (Loss) Per Share

The following data show the amounts used in computing earnings (loss) per share and the effects on income (loss) and the weighted-average number of shares of potentially dilutive common stock. The reconciliation of the numerator and denominator of the Earnings (Loss) Per Share calculation is presented below ($000s except per share data):

	2002	2001	2000

Basic Earnings (Loss) Per Share
Net income (loss)	$(108,822)	$(31,763)	$43,253
Weighted average shares	38,370	38,229	37,666

Per share – basic	$(2.84)	$(0.83)	$1.15

Diluted Earnings (Loss) Per Share
Net income (loss)	$(108,822)	$(31,763)	$43,253

Weighted average shares	38,370	38,229	37,666
Effect of dilutive items:
Stock options	—	—	1,805

	38,370	38,229	39,471

Per share – diluted	$(2.84)	$(0.83)	$1.10

Antidilutive weighted options	11,382	7,161	211

The above antidilutive weighted options to purchase shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive for the respective periods due to the 2002 net loss and the relative price of Artesyn’s stock in relation to the exercise price of the options. The amount of antidilutive weighted options presented above includes shares of stock related to the subordinated convertible note and warrants issued to Finestar (see Note 8).

11.      Commitments and Contingencies

Legal Proceedings

On February 8, 2001, VLT, Inc. and Vicor Corporation filed a suit against Artesyn in the United States District Court of Massachusetts alleging that Artesyn has infringed and are infringing on U.S. Reissue Patent No. 36,098 entitled “Optimal Resetting of The Transformer’s Core in Single Ended Forward Converters”. VLT and Vicor have alleged that they are, respectively, the owner and licensee of such patent and that Artesyn has manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. The suit requests that the Company pay damages, including royalties, lost profits, interest, attorney’s fees and increased damages under 35 U.S.C. (S) 284. The Company has challenged the validity of the patent and have denied the infringement claims. The parties are currently engaged in expert discovery regarding the validity of the patent, and will continue to engage in expert discovery regarding infringement and damages throughout 2003. The trial on Artesyn’s invalidity defenses is scheduled to begin on July 28, 2003 and, if the patent is not invalidated, December 8, 2003 for the beginning of trial on the remaining claims including VLT’s claim of infringement and damages.

The patent applies to sales of products that allegedly included the technology in question from the middle of 1996 through early 2002. The plaintiff is requesting a royalty to be paid related to the sales in question. The claims against the Company relating to the patent in dispute involve compensation for sales recorded prior to the expiration of the patent, which occurred in early February 2002. Management believes no future sales related to this patent are at risk. Artesyn continues to assert that the patent was not valid and that the Company’s technology included in the products sold did not infringe on the patent. The process has not progressed to the point where any determination of the outcome can be reasonably estimated. Although the Company believes that it has a strong defense to the claims asserted by VLT and Vicor, if it is found liable to pay all of the damages requested by Vicor and VLT, such a payment could have a material adverse effect on the Company’s business, operating results and financial condition.

Artesyn is a party to various other legal proceedings, which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, Artesyn believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on Artesyn’s consolidated results of operations, cash flows or financial position.

Purchase Commitments

Artesyn has long-term relationships pertaining to the purchase of certain raw materials with various suppliers as of December 27, 2002. These purchase commitments are not expected to exceed Artesyn’s usage requirements.

Lease Obligations

Artesyn is obligated under non-cancelable operating leases for facilities and equipment that expire at various dates through 2007 and thereafter and contain renewal options. Future minimum annual rental obligations and non-cancelable sublease income as of December 27, 2002 are as follows ($000s):

Fiscal Year	Operating Leases	Sublease Income

2003	$10,044	$427
2004	8,261	—
2005	5,630	—
2006	382	—
2007 and thereafter	1,675	—

	$25,992	$427

Rental expense under operating leases amounted to $10.6 million, $9.6 million and $10.1 million in fiscal years 2002, 2001 and 2000, respectively. Sublease income was $2.6 million, $2.6 million and $2.3 million for fiscal years 2002, 2001 and 2000, respectively.

A lease liability has been recorded for several leased facilities no longer deployed in Artesyn’s operations, including facilities in Broomfield, Colorado, Milpitas, California and Fremont, California. The future contracted lease obligations exceed future contracted sublease income, and the difference has been accrued for as part of Artesyn’s restructuring reserve. The aggregate minimum annual rental obligations and sublease income under these leases have been included in the lease commitments table presented above. The total of these liabilities, which are included in current and long-term accrued liabilities in the December 27, 2002 Consolidated Balance Sheets, was $12.9 million.

12.       Stock Repurchases

On July 22, 1998, Artesyn’s Board of Directors authorized a share repurchase program to purchase up to 4.0 million shares of Artesyn’s common stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. During fiscal years 2001 and 2000, Artesyn repurchased and retired 189,000 and 476,500 shares, respectively, of its common stock for a total of approximately $2.3 million and $9.2 million, respectively. All of such repurchases were funded with cash. The excess of the cost of shares repurchased over par value was allocated to additional paid-in capital based on the pro rata share amount of additional paid-in capital for all shares with the difference charged to retained earnings. The authorization for the share repurchase program expired in the third quarter of 2001.

13.     Stock-Based Compensation Plans

Employee Stock Options Plan

During 2000, Artesyn established the 2000 Performance Equity Plan (‘‘PEP’’) under which it reserved 4,400,000 shares of common stock for granting of either incentive or nonqualified stock options to key employees and officers. This was essentially an extension of the 1990 Performance Equity Plan, pursuant to which no options could be granted after 2000. Under the current plan, both incentive and non-qualified stock options have been granted at prices not less than the fair market value of the underlying common stock on the date of each grant as determined by Artesyn’s Board of Directors. The maximum term of the options is 10 years, although all options granted subsequent to 1997 have been granted with a 5-year term. The options granted in 2002 become exercisable in stages upon the passage of time ranging from eighteen to thirty-six months from the date of grant.

Outside Directors Stock Options Plan

Artesyn established an Outside Directors Stock Option Plan in 1986, which was replaced by an updated plan in 1990 and was last updated in 1999. Under the current provisions of the plan, 1,000,000 shares of common stock are reserved for granting of non-qualified stock options to directors of Artesyn who are not employees of Artesyn at exercise prices not less than the fair market value of the underlying common stock on the date of each grant. Upon initial election or appointment to the Board of Directors and each year thereafter, outside directors receive an option to purchase 10,000 shares of common stock provided that they own a specified number of shares of common stock of Artesyn based on a formula set forth in the plan. The options granted under the Outside Directors plan fully vest on the one year anniversary of the date of grant.

The following table summarizes activity under all stock option plans for fiscal years 2002, 2001 and 2000:

	2002		2001		2000

	Options	Weighted average exercise price	Options	Weighted- average exercise price	Options	Weighted- average exercise price

Options outstanding, beginning of year	7,160,755	$14.62	5,378,978	$18.14	5,531,633	$14.30
Options granted	1,231,200	4.34	2,813,850	8.58	1,855,500	24.03
Options exercised	(136,003)	5.74	(159,763)	5.54	(1,631,877)	11.78
Options canceled	(1,205,888)	15.25	(872,310)	18.59	(376,278)	18.65

Options outstanding, end of year	7,050,064	$12.87	7,160,755	$14.62	5,378,978	$18.14

Options exercisable, end of year	3,323,544	$17.65	3,274,021	$16.04	2,570,206	$14.55

Weighted-average fair value of options granted during the year	$2.95		$5.74		$16.65

The following table summarizes information about stock options outstanding at December 27, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

$1.42 – $2.48	169,750	3.37	$2.23	58,750	$2.40
2.53 – 2.65	733,900	4.61	2.65	—	—
2.66 – 2.69	246,000	1.58	2.69	240,000	2.69
2.75 – 5.37	1,011,150	3.74	5.25	51,250	4.03
5.44 – 7.28	228,650	6.21	7.10	19,025	6.56
7.50 – 9.19	962,000	3.34	9.08	1,000	7.61
9.59 – 15.79	770,205	3.40	12.22	497,255	12.90
16.00 – 18.00	978,984	2.57	16.74	977,984	16.74
18.25 – 23.56	1,182,620	2.89	21.99	791,725	21.35
23.81 – 43.13	766,805	2.55	26.47	686,555	25.97

	7,050,064	3.30	$12.87	3,323,544	$17.65

Employee Stock Purchase Plans

In May 1996, Artesyn’s Board of Directors established an employee stock purchase plan that allowed substantially all employees to purchase shares of Artesyn’s common stock. Under the terms of the plan, eligible employees were able to purchase shares of common stock through the accumulation of payroll deductions. This program ended on December 28, 2001. Employees purchased 87,093 and 16,926 shares pursuant to the plan in fiscal years 2001 and 2000, respectively.

The following shares of common stock have been reserved for future issuance as of December 27, 2002 (000s):

Description	Shares

Conversion of subordinated convertible debt	4,545,455
Common stock warrants outstanding	1,550,000
Approved for issuance under stock options plans	7,869,960

13,965,415

14.     Employee Benefit Plans

Artesyn provides retirement benefits to its employees through the Artesyn Technologies, Inc. Employees’ Thrift and Savings Plan (the ‘‘Plan’’), pursuant to which employees may elect to purchase Company Common Stock or make other investment elections. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees. The Plan permits substantially all United States employees to contribute up to 20% of their base compensation (as defined) to the Plan, limited to a maximum amount as set by the Internal Revenue Service. Artesyn may, at the discretion of the Board of Directors, make a matching contribution to the Plan. Costs charged to operations for matching contributions were approximately $0.9 million, $1.0 million and $1.3 million for fiscal 2002, 2001 and 2000, respectively.

Substantially all employees of Artesyn’s Austrian subsidiary are entitled to benefit payments upon termination. The benefit payments are based primarily on the employees’ salaries and the number of years of service. At December 28, 2001 and December 29, 2000, Artesyn had recorded a liability of $1.4 million related to this plan. During 2002, a substantial portion of this reserve was reclassified as a restructuring reserve related to the announced closure of the Company’s Kindberg, Austria manufacturing facility. The remaining liability at December 27, 2002 of $0.4 million relates to employees that will remain employed by the Company subsequent to the closure of the Kindberg facility. Artesyn recorded $0.2 million, $0.1 million and $0.1 million in severance expense during 2002, 2001 and 2000, respectively, related to this plan.

15.     Business Segments and Geographic Information

As a result of restructuring activities and other strategic events during 2001, Artesyn changed the way each of its businesses is analyzed and evaluated by the chief operating decision makers. Artesyn is organized in two industry segments, Power Conversion and Communications Products. Power Conversion is engaged in the business of designing and manufacturing power supplies and power conversion products for the communications, wireless, transmission and computing markets. Those same markets are serviced by the Communications Products segment, which provides WAN interfaces, CPU boards, DSP solutions and protocol stacks. Artesyn sells products directly to Original Equipment Manufacturers and also to a network of industrial and retail distributors throughout the world. Artesyn’s principal markets are in the United States, Europe and Asia-Pacific, with the United States and Europe being the largest based on sales. Sales are made in U.S. dollars and certain European currencies. ‘‘Other’’ below represents the results of Artesyn Solutions, which was sold during 2001.

The table below presents information about reported segments. ($000s)

	2002	2001	2000

Sales
Power Conversion	$318,961	$392,357	$567,241
Communications Products	31,868	55,805	75,767
Other	—	45,806	47,075

Total	$350,829	$493,968	$690,083

Operating Income (Loss)
Power Conversion	$(98,660)	$(60,938)	$48,011
Communications Products	(21,909)	(4,904)	15,528
Other	—	2,589	3,600
Gain on Sale of Artesyn Solutions	—	31,308	—

Total	$(120,569)	$(31,945)	$67,139

Year-End Assets
Power Conversion	$245,945	$332,437
Communications Products	39,310	62,698
Corporate	18,332	31,348

Total	$303,587	$426,483

	2002	2001	2000

Capital Expenditures
Power Conversion	$4,883	$25,949	$35,546
Communications Products	306	2,252	2,733
Other	41	562	977

Total	$5,230	$28,763	$39,256

Depreciation and Amortization
Power Conversion	$23,733	$24,171	$18,983
Communications Products	2,081	8,242	6,080
Other	—	1,330	1,885
Corporate	1,164	680	247

Total	$26,978	$34,423	$27,195

Information about Artesyn’s operations by geographical region is shown below. Sales are attributed to geographical areas based on selling location. Long-lived assets consist of property, plant and equipment, net, at year-end ($000s):

	2002	2001	2000

Sales
United States	$221,355	$334,430	$499,836
Austria	56,303	73,408	88,872
Ireland	20,534	46,543	54,451
Hong Kong	45,401	30,972	34,179
Other foreign countries	7,236	8,615	12,745

Total sales	$350,829	$493,968	$690,083

Long-Lived Assets
United States	$16,335	$27,449
Austria	6,839	10,125
Ireland	6,519	6,848
Hong Kong	35,767	45,575
Other foreign countries	13,171	13,294

Total long-lived assets	$78,631	$103,291

16.     Supplemental Cash Flow Disclosures

($000s)	2002	2001	2000

Cash paid during the year for:
Interest	$3,816	$7,029	$5,223

Income taxes	$387	$192	$10,919

Noncash investing and financing activities:
Property and equipment acquired under capital lease obligations	$—	$11	$375

No federal income tax was paid in 2002 and 2001 due to Artesyn’s net taxable losses during these years.

	2002	2001	2000

Information with regard to Artesyn’s acquisitions which are accounted for under the purchase method of accounting is as follows:
Fair value of non-cash assets acquired, net of liabilities	$—	$106	$641
Goodwill	1,967	10,243	40,079
Deferred acquisition payments	2,368	—	(6,271)

Cost, net of cash acquired	$4,335	$10,349	$34,449

17.     Sale of Artesyn Solutions, Inc.

During the fourth quarter of 2001, Artesyn sold its component repair and logistics business, Artesyn Solutions, Inc., to Solectron Global Services, Inc. The purchase price for the sale was approximately $33.5 million, which is reflected in fiscal 2001 as a source of cash from investing activities. A substantial portion of the proceeds from the sale was used to reduce the then outstanding balance on the Company’s senior revolving credit facility. Included in Total Operating Expenses in fiscal 2001 is the pre-tax gain on the sale of the subsidiary of $31.3 million.

18.     Amortization and Impairment of Goodwill

During 2002, due to adverse business conditions in the Company’s end markets, operating performance was lower than was initially anticipated. In addition, the Company’s stock price had fallen dramatically during the year, indicating the implied value of the Company had declined. Based on these trends, the Company’s earnings forecasts were revised and the Company performed an updated assessment of impairment of goodwill. As a result of this assessment, the Company recognized an impairment loss in the Company’s Power Conversion segment of $35.0 million and a loss in the Company’s Communications Products segment of $16.9 million during the third quarter of 2002. The fair value of each reporting unit was determined by an independent third-party using the present value of expected future cash flows. As of December 27, 2002, the balance of goodwill was $18.7 million. The Company will continue to assess the impairment of goodwill i n accordance with SFAS No. 142 in future periods.

As discussed in Note 1, upon the Company’s adoption of SFAS 142, goodwill is no longer subject to amortization. The following table is a reconciliation between net income (loss) and net income (loss) excluding goodwill amortization for the periods prior to the adoption of SFAS 142 ($000’s, except per share data):

	2001	2000

Reconciliation to Net Income (Loss)
Net income (loss)	$(31,763)	$43,253
Amortization of goodwill	8,081	6,208
Tax effect	(269)	(269)

Net income (loss) excluding effect of goodwill amortization	$(23,951)	$49,192

Adjusted earnings (loss) per share
Weighted average common shares
Basic	38,229	37,666

Diluted	38,229	39,471

Earnings (loss) per share
Basic	$(0.63)	$1.31

Diluted	$(0.63)	$1.25

19.     Related Party Transactions

Stephen A. Ollendorff, a director of the Company, was Of Counsel to the law firm of Kirkpatrick & Lockhart LLP during fiscal year 2002. Kirkpatrick & Lockhart LLP acted as counsel for the Company in fiscal year 2002 and received fees of approximately $2.5 million in such fiscal year for various legal services rendered to the Company.

20.     Subsequent Event

On February 4, 2003, Artesyn issued 295,535 shares of common stock in order to fulfill the commitment made by its Board of Directors to match the contribution of the employees participating in the Artesyn 401(k) savings plan, pursuant to which employees may elect to purchase the Company’s Common Stock or make other investment elections. The shares were registered pursuant to a shelf registration of 1,000,000 shares of Common Stock filed with the Securities and Exchange Commission on Form S-8 (Commission File Number 333-102854) on January 31, 2003. Any additional information related to the issuance can be obtained by reviewing the S-8 report.

21.     Selected Consolidated Quarterly Data (Unaudited)

Data in the table below is presented on the basis of a 13-week period ($000s, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2002
Sales	$90,505	$90,895	$86,020	$83,409
Gross profit (loss)	11,242	12,034	9,421	(3,131)
Net loss	(7,357)	(10,150)	(55,671)	(35,644)
Per share – basic and diluted	(0.19)	(0.26)	(1.45)	(0.93)
Stock price per common share
High	11.05	9.28	6.55	4.45
Low	7.90	5.00	1.55	1.03
Fiscal 2001
Sales	$150,274	$127,716	$108,572	$107,406
Gross profit	24,763	9,477	6,303	15,725
Net income (loss)	(4,738)	(21,904)	(16,578)	11,457
Per share – basic and diluted	(0.12)	(0.57)	(0.43)	0.30
Stock price per common share
High	25.87	18.18	13.24	9.99
Low	8.75	10.61	4.65	4.75

The sum of the quarterly earnings (loss) per share amounts differs from those reflected in the accompanying Consolidated Statements of Operations due to the weighting of common and common equivalent shares outstanding during each of the respective periods. The third quarter of 2002 includes a $51.9 million charge related to the impairment of goodwill. During the fourth quarter of 2002, we recorded charges related to a refinement of the calculation of our excess and obsolete inventory valuation reserves, ($15.5 million before tax), restructuring charges ($17.0 million before tax) and the establishment of a valuation allowance for deferred taxes in Hungary ($3.1 million). The fourth quarter of 2001 included a $31.3 million gain on the sale of Artesyn Solutions (see Note 17).

ITEM 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Matters

The Company’s current report on Form 8-K filed May 14, 2002 is incorporated herein by reference. This report included Item 4 for the reporting of a change in the Registrant’s Certifying Accountant, then Arthur Andersen LLP, and Item 7(c)16 letter addressing the change.

ITEMS 10 and 11.

The information called for by that portion of Item 10 which relates to the Directors of the Company, and by Item 11 (Executive Compensation) is incorporated herein by reference from our definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 27, 2002. That portion of Item 10, which relates to Executive Officers of Artesyn appears as Item 4A of Part I of this Report.

ITEM 12.       Security Owners and Benefical Ownership by Management

The information called for by Item 12 (Security Ownership of Certain Beneficial Owners and Management) is incorporated herein by reference from our definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 27, 2002.

The information provided below is specified in Section 201 of Regulation S-K as of the end of the most recently completed fiscal year with respect to compensation plans under which equity securities of the registrant are authorized for issuance. All plans have been approved by shareholders and are aggregated for this analysis:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities in column (a)) (c)

Equity compensation plans approved by security holders	7,050,064	$12.87	819,896

ITEM 13.       Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated herein by reference from our definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 27, 2002.

ITEM 14.       Controls and Procedures

(a)       Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

ITEM 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       Financial Statements, Financial Statement Schedules and Exhibits

(1)       Financial Statements

The following consolidated financial statements of Artesyn Technologies, Inc. and subsidiaries are filed as part of this Form 10-K:

Description	Page

(2)       Financial Statement Schedules

The following information is filed as part of this Form 10-K:
Report of Independent Certified Public Accountants On Schedule	68
Schedule II — Valuation and Qualifying Accounts	69

Schedules other than the one listed above have been omitted because they are either not required or not applicable, or because the required information has been included in the consolidated financial statements or notes thereto.

(3)       Exhibits Required by Item 601 of Regulation S-K

Exhibit #	Description

3.1

By-laws of the Company, as amended, effective October 16, 1990 — incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, filed with the Commission on September 25, 1997, as amended.

3.2

Articles of Amendment to Articles of Incorporation of the Company, as amended on December 22, 1998 — incorporated by reference to Exhibit 3.4 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

4.1

Amended and Restated Rights Agreement, dated as of November 21, 1998, between the Company and The Bank of New York as Rights Agent, including the form of Right Certificate and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits B and C, respectively — incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 1998.

10.1

Grant Agreement, dated June 19, 1981, as supplemented, by and among the Industrial Development Authority of Ireland, Power Products Ltd. and Computer Products, Inc. — incorporated by reference to Exhibit 10.2 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982.

10.2

Indenture between Industrial Development Authority of Ireland and Power Products Ltd. — incorporated by reference to Exhibit 10.3 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982.

10.3

Lease for facilities of Boschert, Incorporated located in Milpitas, California — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1986.

10.4

Letter Amendment to Lease of Boschert, Incorporated facilities, dated January 9, 1991, located in Milpitas, California — incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.5

Sublease for facilities of Boschert, Incorporated located in Milpitas, California — incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1988.

10.6

Sublessee Estoppel Certificate to Sublease for facilities of Boschert, Incorporated, dated February 4, 1991, located in Milpitas, California — incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.7

Employment Agreement, dated as of January 1, 2000, by and between Artesyn Technologies, Inc., a Florida Corporation, and Joseph M. O’Donnell — incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.8

Employment Agreement, dated as of January 1, 2000, by and between Artesyn Technologies, Inc., a Florida Corporation, and Richard J. Thompson — incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.9

Grant Agreement, dated October 26, 1994, by and among the Industrial Development Authority of Ireland, Power Products Ltd. and Computer Products, Inc. — incorporated by reference to Exhibit 10.43 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1994.

10.10	Performance Equity Plan as amended — incorporated by reference to Exhibit 10.46 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

10.11	Executive Stock Ownership Plan — incorporated by reference to Exhibit 10.49 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

10.12

Agreement by and between Superior Investments I, Inc. and the Company, dated January 22, 1996, regarding the leasing of certain premises and real property located in Broomfield, Colorado — incorporated by reference to Exhibit 10.27 to Form 10-K of Zytec Corporation for the year ended December 31, 1995. (File No. 0-22428).

10.13

Rental Agreement by and between Schrack Elektronik Aktiengesellschaft and IMMORENT-Weiko Grundverwertungsgesellschaft m.b.H. dated, March 14, 1985 (English translation), regarding the leasing of certain real property located in Kindberg, Austria —incorporated by reference to Exhibit 10.70 to Zytec Corporation’s Registration Statement on Form S-1 (File No. 33-68822).

10.14

Real Estate Lease Agreement by and between IMMORENT — Weiko Grundverwertungsge-sellschaft m.b.H. and Schrack Elektronik Aktiengesellschaft, dated December 16, 1984 (English translation), regarding the leasing of certain real property located in Kindberg, Austria — incorporated by reference to Exhibit 10.71 to Zytec Corporation’s Registration Statement on Form S-1 (File No. 33-68822).

10.15

Lease (Rental) Agreement by and between Schrack Telecom AG and Schrack Power Supply Gesellschaft m.b.H., dated February 19, 1991 (English translation), regarding the leasing of certain property located in Kindberg, Austria — incorporated by reference to Exhibit 10.72 to Zytec Corporation’s Registration Statement on Form S-1 (File No. 33-68822).

10.16

Sublease (Subrental) Agreement by and between Schrack Power Supply Gesellschaft m.b.H. and Schrack Power Supply Gesellschaft m.b.H., dated February 14, 1991 (English translation), regarding the leasing of certain property located in Kindberg, Austria —incorporated by reference to Exhibit 10.73 to Zytec Corporation’s Registration Statement on Form S-1 (File No. 33-68822).

10.17

Sublease (Subrental) Agreement by and between Schrack Power Supply Gesellschaft m.b.H. and Schrack Telecom AG, dated February 14, 1991 (English translation), regarding the leasing of certain property located in Kindberg, Austria — incorporated by reference to Exhibit 10.74 to Zytec Corporation’s Registration Statement on Form S-1 (File No.33-68822).

10.18

Third Addendum to Lease Agreement between Zytec Corporation and Superior Investments I, Inc., dated May 23, 1997 — incorporated by reference to Exhibit 10.2 to Form 10-Q of Zytec Corporation for the quarter ended June 29, 1997.

10.19

Fourth Addendum to Lease Agreement between Zytec Corporation and Superior Investments I, Inc., dated June 27, 1997 — incorporated by reference to Exhibit 10.3 to Form 10-Q of Zytec Corporation for the quarter ended June 29, 1997.

10.20

1990 Outside Directors Stock Option Plan as amended March 8, 1999 — incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-8 filed with the Commission on August 13, 1999.

10.21

Outside Directors’ Retirement Plan effective October 17, 1989, as amended January 25, 1994, August 15, 1996, January 29, 1998 and October 28, 1999, incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1999.

10.22

Stock Purchase Agreement, dated July 31, 2000, by and among Artesyn Technologies, Inc., Artesyn North America, Inc., and Azcore Technologies — incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000

10.23

Credit Agreement dated January 23, 2001, by and among Artesyn Technologies, Inc., and certain of its subsidiaries, Bank of America, Inc., The Bank of Nova Scotia, Suntrust Bank, First Union National Bank, and Banc of America LLC. — incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on January 30, 2001.

10.24

Share Purchase Agreement dated March 24, 2000, by and among Artesyn Communications Products UK Ltd., and Zozma Investments Limited, and David Noble — incorporated by reference to Exhibit 10.33 of Registrant’s Annual Report of Form 10-K for the period ended December 29, 2000.

10.25

Stock Purchase Agreement dated January 12, 2001, by and among Artesyn Communications Products, Inc. and Real-Time Digital — incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001.

10.26

Waiver and First Amendment to Credit Agreement, dated as of October 12, 2001, entered into by and among Artesyn Technologies, Inc., a Florida corporation, as a borrower, Artesyn Cayman LP, a Cayman Islands exempted limited partnership, Artesyn North America, Inc., a Delaware corporation and Artesyn Technologies Communication Products, Inc., a Wisconsin corporation, as the initial Subsidiary Borrowers, the financial institutions party to the Credit Agreement, as Lenders and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer — incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2001.

10.27

Securities Purchase Agreement, dated January 14, 2002, by and between Artesyn Technologies, Inc. and Finestar International Limited — incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K/A, filed with the Commission on January 24, 2002.

10.28

3% Convertible Note, due January 15, 2007, issued by Artesyn Technologies, Inc. to Finestar International Limited — incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K/A, filed with the Commission on January 24, 2002.

10.29

Warrant to Purchase Shares of Common Stock of Artesyn Technologies, Inc., dated January 15, 2002, issued by Artesyn Technologies, Inc. to Finestar International Limited — incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K/A, filed with the Commission on January 24, 2002.

10.30

Registration Rights Agreement, dated January 15, 2002, by and between Artesyn Technologies, Inc. and Finestar International Limited — incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K/A, filed with the Commission on January 24, 2002.

10.31

Stock Purchase Agreement, dated November 20, 2001, by and among Artesyn Solutions, Inc., Artesyn North America, Inc. and Solectron Global Services, Inc. — incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 8, 2002.

10.32

Amendment to Stock Purchase Agreement, dated November 20, 2001, by and among Artesyn Solutions, Inc., Artesyn North America, Inc. and Solectron Global Services, Inc. — incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 8, 2002.

10.33

Waiver and Second Amendment to Credit Agreement, dated as of December 3, 2001, by and among Artesyn Technologies Inc., a Florida corporation, as a borrower, Artesyn Cayman LP, a Cayman Islands exempted limited partnership, Artesyn North America, Inc., a Delaware corporation, and Artesyn Technologies Communications Products, Inc., a Wisconsin corporation, as the initial Subsidiary Borrowers, the financial institutions party to the Credit Agreement, as Lenders and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. — incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 8, 2002.

10.34

Waiver and Third Amendment to Credit Agreement, dated January 15, 2002, by and among Artesyn Technologies, Inc., Artesyn Cayman LP, Artesyn North America, Inc., Artesyn Technologies Communication Products, Inc., the financial institutions party to the Credit Agreement, as Lenders and Bank of America, N.A., as Administrative Agent, Swingline Lender, and L/C Issuer — incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K, filed with the Commission on January 18, 2002.

10.35

Waiver of selected entitlements related to Registration Rights Agreement by and between Artesyn Technologies, Inc., a Florida corporation, and Finestar International Limited, a British Virgin Islands corporation. — incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q filed with the Commission on May 8, 2002.

10.36

Sixth Amendment to Credit Agreement, dated as of December 19, 2002, entered into by and among Artesyn Technologies, Inc., a Florida corporation as borrower, Artesyn Cayman LP, a Cayman Islands Exempted Limited Partnership, Artesyn North America, Inc., a Delaware corporation, and Artesyn Technologies Communication Products, Inc., a Wisconsin corporation as Subsidiary Borrowers, the financial institutions party to the Credit Agreement, as lenders and BANK of AMERICA, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer — Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Commission on December 19, 2002.

21	List of subsidiaries of the Company.

23.1	Consent of Independent Certified Public Accountants Ernst & Young LLP.

99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K

During the quarter ended December 27, 2002, we filed the following current reports on Form 8-K:

a)        A current report on Form 8-K was filed on December 23, 2002 announcing a series of cost reduction initiatives. These initiatives include the closure of our manufacturing facility in Ireland and additional restructuring actions worldwide. The release also included information on additional inventory reserves and changes to our debt facility.

b)        A current report on Form 8-K was filed on October 28, 2002 announcing our 2002 third quarter financial results.

ITEM 16.       Principal Accountant Fees and Services

The information called for by Item 16 is incorporated by reference from our definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 27, 2002.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To Artesyn Technologies, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Artesyn Technologies, Inc. and subsidiaries and have issued our report thereon dated January 21, 2002. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
    January 21, 2002.

This is a copy of the report on schedule previously issued by Arthur Andersen LLP in connection with Artesyn’s Annual Report on Form 10-K for the year ended December 28, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The schedule listed under Item 14 in the previous year is listed under Item 15 in this report.

We will not be able to obtain the written consent of Arthur Andersen LLP as required by Section 7 of the Securities Act of 1933 for any registration statement we may file in the future. Accordingly, investors will not be able to sue Arthur Andersen LLP pursuant to section 11(a)(4) of the Securities Act with respect to any such registration statements and, therefore, ultimate recovery from Arthur Andersen LLP may also be limited as a result of Arthur Andersen LLP’s financial condition or other matters resulting from the various civil and criminal lawsuits against that firm.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended on the Friday Nearest December 31 ($000s)

Column A	Column B	Column C		Column D		Column E

		Additions		Deductions

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Description	Amount	Balance at End of Period

Fiscal Year 2002:
Reserve deducted from asset to which it applies:
Accounts Receivable allowances	$4,140	$356	—	(1)	$1,375	$3,121
Inventory valuation reserve	37,212	25,818	—	(1)	23,579	39,451
Valuation allowance for deferred tax assets	2,910	7,823			—	10,733

Fiscal Year 2001:
Reserve deducted from asset to which it applies:
Accounts Receivable allowances	$3,571	$2,059	—	(1)	$1,490	$4,140
Inventory valuation reserve	23,844	31,722		(1)	18,354	37,212
Valuation allowance for
deferred tax assets	2,342	568	—		—	2,910

Fiscal Year 2000:
Reserve deducted from asset to which it applies
Accounts Receivable allowances	$2,737	$2,409	—	(1)	$1,575	$3,571
Inventory valuation reserve Valuation	15,554	13,519		(1)	5,229	23,844
allowance for deferred tax assets	—	—	2,342		—	2,342

(1)       The reduction relates to charge-offs

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTESYN TECHNOLOGIES, INC.

(Company)
Dated: March 26, 2003	By:	/s/ Joseph M. O’Donnell

Joseph M. O’Donnell Co-Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. O’Donnell	Co-Chairman of the Board, President and Chief Executive Officer, Director	3/26/03

Joseph M. O’Donnell

/s/ Ronald D. Schmidt	Co-Chairman of the Board	3/26/03

Ronald D. Schmidt

/s/ Richard J. Thompson	Vice President-Finance, Chief Financial Officer, and Secretary	3/26/03

Richard J. Thompson

/s/ Edward S. Croft	Director	3/26/03

Edward S. Croft, III

/s/ Dr. Fred C. Lee	Director	3/26/03

Dr. Fred C. Lee

/s/ Lawrence J. Matthews	Director	3/26/03

Lawrence J. Matthews

/s/ Stephen A. Ollendorff	Director	3/26/03

Stephen A. Ollendorff

/s/ Phillip A. O’Reilly	Director	3/26/03

Phillip A. O’Reilly

/s/ Bert Sager	Director	3/26/03

Bert Sager

/s/ A. Eugene Sapp, Jr.	Director	3/26/03

A. Eugene Sapp, Jr.

/s/ Lewis Solomon	Director	3/26/03

Lewis Solomon

/s/ John M. Steel	Director	3/26/03

John M. Steel

OFFICER CERTIFICATION

I, Joseph M. O’Donnell, certify that:

1.        I have reviewed this annual report on Form 10-K of Artesyn Technologies, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Joseph M. O’Donnell

Joseph M. O’Donnell Co-Chairman and Chief Executive Officer March 26, 2003

OFFICER CERTIFICATION

I, Richard J. Thompson, certify that:

1.        I have reviewed this annual report on Form 10-K of Artesyn Technologies, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard J. Thompson

Richard J Thompson Chief Financial Officer March 26, 2003

INDEX TO EXHIBITS

Exhibit No.	Description

21	List of subsidiaries of the Company.

23.1	Consent of Independent Certified Public Accountants Ernst & Young LLP.

99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.