Form 10-Q
period 2003-03-28
ARTESYN TECHNOLOGIES INC
filed 2003-05-09
CIK 23071

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of April 25, 2003 was 38,704,600 shares.

Artesyn Technologies, Inc.

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

ARTESYN TECHNOLOGIES, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	March 28, 2003	December 27, 2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$51,856	$65,001
Accounts receivable, net	46,364	44,235
Inventories, net	53,551	55,588
Prepaid expenses and other	3,535	1,926
Deferred income taxes, net	17,581	16,234

Total current assets	172,887	182,984

Property, Plant & Equipment, Net	72,713	78,631

Other Assets
Goodwill	18,496	18,676
Deferred income taxes, net	15,932	18,803
Other assets, net	4,442	4,493

Total other assets	38,870	41,972

Total Assets	$284,470	$303,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$38,333	$37,451
Accrued and other current liabilities	55,397	56,508

Total current liabilities	93,730	93,959

Long-Term Liabilities
Long-term debt and capital leases	10,502	23,004
Subordinated convertible debt	46,942	46,517
Other long-term liabilities	15,720	16,661

Total long-term liabilities	73,164	86,182

Total liabilities	166,894	180,141

Shareholders’ Equity	117,576	123,446

Total Liabilities and Shareholders’ Equity	$284,470	$303,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTESYN TECHNOLOGIES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands Except Per Share Data)
(Unaudited)

	Thirteen Weeks Ended

	March 28, 2003	March 29, 2002

Sales	$81,856	$90,505
Cost of Sales	68,466	79,263

Gross Profit	13,390	11,242

Operating Expenses
Selling, general and administrative	9,817	9,763
Research and development	8,286	8,588
Restructuring and other charges	2,081	1,049

Total Operating Expenses	20,184	19,400

Operating Loss	(6,794)	(8,158)

Interest Expense, net	(1,693)	(1,920)

Loss Before Income taxes	(8,487)	(10,078)
Benefit for Income Taxes	(1,028)	(2,721)

Net Loss	$(7,459)	$(7,357)

Basic and Diluted Loss per Share	$(0.19)	$(0.19)

Weighted Average Common and Common Equivalent Shares Outstanding	38,560	38,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTESYN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
For the Thirteen Weeks Ended March 28, 2003
(Amounts in Thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Foreign Currency Translation Adjustment	Comprehensive Loss

	Shares	Amount

Balance, December 27, 2002	38,389	$384	$127,887	$7,581	$(12,406)
Issuance of common stock	296	3	899	—	—
Net loss	—	—	—	(7,459)	—	$(7,459)
Foreign currency translation adjustment, net of tax benefit of $(95)	—	—	—	—	687	687

Comprehensive loss	—	—	—	—	—	$(6,772)

Balance, March 28, 2003	38,685	$387	$128,786	$122	$(11,719)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTESYN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended

	March 28, 2003	March 29, 2002

Operating Activities:
Net loss	$(7,459)	$(7,357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,074	6,581
Deferred income tax benefit	(1,028)	(2,721)
Provision for inventory write-down	1,168	3,591
Accretion of convertible subordinated debt	425	425
Other non-cash charges	705	152
Changes in operating assets and liabilities:
Accounts receivable	(1,855)	11,055
Inventories	1,582	6,293
Prepaid expenses and other	(1,422)	(156)
Accounts payable and accrued liabilities	3,219	(3,093)

Net Cash Provided by Operating Activities	1,409	14,770

Investing Activities:
Capital expenditures	(1,127)	(1,469)
Proceeds from sale of property, plant & equipment	94	390
Acquisition earnouts	(1,006)	(460)

Net Cash Used in Investing Activities	(2,039)	(1,539)

Financing Activities:
Principal payments on debt and capital leases	(23,003)	(31,099)
Proceeds from issuance of long-term debt	10,500	—
Proceeds from issuance of convertible debt and warrants, net of financing costs	—	49,000
Proceeds from exercises of stock options	—	742
Other financing activities	(853)	(80)

Net Cash Provided by (Used In) Financing Activities	(13,356)	18,563

Effect of Exchange Rate Changes on Cash and Equivalents	841	(95)

Change in Cash and Equivalents	(13,145)	31,699
Cash and Equivalents, Beginning of Period	65,001	54,083

Cash and Equivalents, End of Period	$51,856	$85,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

Artesyn Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 28, 2003
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

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly the consolidated financial position, results of operations and cash flows of Artesyn Technologies, Inc.  The results of operations for the thirteen weeks ended March 28, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year 2003.  In addition, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 2002 Annual Report on Form 10-K.

For purposes of clarity, as used herein, the terms “we,” “us,” “our,” and “Artesyn” shall mean Artesyn Technologies, Inc. and its subsidiaries (unless the context indicates another meaning).

2.          Inventories

The components of inventories are as follows ($000s):

	March 28, 2003	December 27, 2002

Raw materials	$21,992	$24,105
Work-in-process	9,734	9,304
Finished goods	21,825	22,179

	$53,551	$55,588

3.     Accrued Liabilities

The components of accrued and other current liabilities are as follows ($000s):

	March 28, 2003	December 27, 2002

Accrued and other current liabilities:
Compensation and benefits	$12,668	$13,858
Income taxes payable	9,516	6,958
Warranty reserve	5,643	5,378
Restructuring reserve (current portion)	14,696	16,348
Deferred acquisition payments	3,277	4,284
Other	9,597	9,682

	$55,397	$56,508

At March 28, 2003 and December 27, 2002, other accrued liabilities consisted primarily of accruals for professional fees, consulting, insurance, interest, deferred income and other taxes.  The components of other long-term liabilities are as follows:

	March 28, 2003	December 27, 2002

Other long-term liabilities:
Restructuring reserve	$8,163	$9,139
Director’s pension plan	1,068	1,062
Deferred income tax liabilities	6,489	6,460

	$15,720	$16,661

4.          Restructuring and Related Charges

During 2001 and 2002, we implemented plans to restructure our operations necessitated by the significant reduction in customer demand for our products, which had resulted in excess manufacturing capacity and costs.  Our restructuring activities address these issues and are comprised of the following elements:

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

Pursuant to our restructuring plan, during the thirteen weeks ended March 28, 2003, we recorded restructuring and related charges totaling approximately $2.1 million.  This amount included employee and facility expenses related to the planned closure of our Kindberg, Austria and our Youghal, Ireland manufacturing facilities.  Other headcount reductions, asset write-offs and facility closure expenses are included in this charge.  The components of this charge, along with the 2003 activity related to these and other restructuring charges, are presented in the following table ($000’s):

	Accrued Liability at December 27, 2002	2003 Activity			Accrued Liability at March 28, 2003

		Restructuring Charge	Charges to Reserve

			Cash	Non-Cash

Employee termination costs	$8,879	$702	$(2,847)	$—	$6,734
Liability for payback of developmental grants	2,654	—	58	—	2,712
Facility closures	13,954	1,379	(508)	(1,412)	13,413

	$25,487	$2,081	$(3,297)	$(1,412)	$22,859

The charge for facility closures is comprised of write-offs of equipment and other fixed assets to be disposed of or abandoned and an estimate of the future lease commitments and buyout options for those locations being closed, after considering sublease and time-to-market expectations.  We anticipate the closure of facilities and disposal of assets will be completed by the end of the fourth quarter of 2003.  Lease payments for the closed facilities, which total approximately $12.5 million, extend into 2006.  We will continue to aggressively market these locations in an attempt to secure sublease arrangements on favorable terms.

The restructuring plan included the termination and payment of related severance benefits for approximately 1,700 employees (1,000 direct labor, 500 indirect labor and 200 administrative), of which approximately 1,500 have been terminated as of March 28, 2003.  The remaining terminations and associated termination payments will be made during 2003.

The charges for payback of developmental grants relate to the planned headcount reduction at our Ireland location.  We were granted developmental funds from the Irish government subject to the condition that we maintain a work force of approximately 300 people.  The planned restructuring actions at the facility will result in a headcount significantly below the requirement.  As a result, it is expected that the developmental funds granted will need to be repaid.

As part of ongoing restructuring efforts, we expect to record total charges of approximately $4.5 million in 2003, primarily related to non-exit costs that were not yet incurred when the restructuring was recognized in 2002, such as stay bonuses and equipment transportation expenses.  We are committed to maintaining a proper relationship between costs and customer demand.  To that end, we are prepared to take additional actions to reduce our cost structure during 2003, should business conditions dictate.

5.  Finestar Transaction

On January 15, 2002, we received an investment by Finestar International Limited, or Finestar, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component, and video display manufacturer and one of our competitors.  The transaction, for which the net proceeds were approximately $49.0 million, included the issuance of a $50.0 million five-year subordinated convertible note due January 14, 2007, which carries a 3% interest rate and is convertible into common stock at the option of Finestar at a conversion price of $11.00 per share.  Finestar was also issued a five-year warrant to purchase an additional 1.55 million shares of Artesyn’s common stock at an exercise price of $11.50 per share.  The common stock issuable upon conversion of the subordinated convertible note and exercise of the warrant are registered for resale pursuant to a Form S-3 registration statement filed with the commission in May 2002.   Approximately $5.1 million of the value of the transaction was assigned to the warrant and was recorded to Additional Paid-in Capital.  The difference between the debt recorded and the face amount of the debt is being accreted over the term of the debt as an adjustment to interest expense.    Both parties have the right to redeem the note any time after January 15, 2005.

6.  Income Taxes

The reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Thirteen Weeks Ended

	March 28, 2003	March 29, 2002

U.S. federal statutory tax rate	(35.0%)	(35.0%)
Foreign tax effects	35.7	12.8
Permanent items –non-deductible	(7.4)	—
State income tax effect, net of federal benefit	2.6	(3.6)
Other	(8.0)	(1.2)

Effective income tax rate	(12.1%)	(27.0%)

7.          Acquisitions and Divestitures

Effective March 27, 2000, we acquired 100% of the capital stock of Spider Software Limited, or Spider.  Spider supplies embedded telecommunications and protocol software to the communications marketplace within our Communications Products segment. The purchase price included approximately $33.0 million of fixed cash payments, of which $28.0 million was paid in the first quarter of 2000.  Of the remaining $5.0 million, $2.5 million was paid to the former owners of Spider on April 2, 2002, and $2.5 million was paid March 31, 2003.  We initially forecasted up to an additional $10.0 million of contingent consideration that could have been earned based on Spider’s ability to achieve certain earnings targets through March 2003.  For the earn-out period ending March 30, 2001, an additional $1.2 million in purchase price was recorded based on Spider’s results.  Approximately $0.7 million of the earn-out was paid during 2001, with the remaining $0.5 million paid in the third quarter of 2002.  No additional amounts were earned or paid related to the earnings periods ended March 31, 2002 or 2003.

Effective August 4, 2000, we acquired 100% of the capital stock of AzCore Technologies, Inc., or AzCore.  The purchase price consisted of a $5.8 million cash payment, net of cash acquired, made in the third quarter of 2000 and additional contingent payments of up to $8.0 million if AzCore’s products meet development milestones.  Of the $8.0 million in potential contingent payments, we have paid the following amounts to the former owners of AzCore as of March 28, 2003: (i) $0.7 million in the fourth quarter of 2000, (ii) $3.3 million during calendar year 2001 (iii) $1.5 million during calendar year 2002 (iv) $1.0 million in the first quarter of 2003 and (v) $0.7 million in the second quarter of 2003.  The remaining contingent consideration is expected to be paid if milestones are met.

8.  Business Segments and Geographic Information

We are organized in two industry segments, Power Conversion and Communications Products.  Power Conversion is engaged in the business of designing and manufacturing high efficiency AC/DC power supplies, as well as advanced DC/DC and Point-of-Load converters for distributed power architectures and other power conversion products for the communications, wireless, transmission and computing markets.  Those same markets are serviced by the Communications Products segment, which designs and manufactures WAN interfaces and CPU boards.  We sell product directly to Original Equipment Manufacturers and also to a network of industrial and retail distributors throughout the world. Our principal markets are in the United States, Europe and Asia-Pacific, with the United States and Europe being the largest based on sales.  Sales are made in U.S. dollars and certain European currencies.

The table below presents information about reported segments.  ($000s)

	Thirteen Weeks Ended

	March 28, 2003	March 29, 2002

Sales
Power Conversion	$73,236	$80,136
Communications Products	8,620	10,369

Total	$81,856	$90,505

Operating Income (Loss)
Power Conversion	$(7,945)	$(8,001)
Communications Products	1,151	(157)

Total	$(6,794)	$(8,158)

	As of March 28, 2003	As of December 27, 2002

Assets
Power Conversion	$218,741	$245,945
Communications Products	39,100	39,310
Corporate	26,629	18,332

Total	$284,470	$303,587

9.   Legal Proceedings

On February 8, 2001, VLT, Inc. and Vicor Corporation filed a suit against us in the United States District Court of Massachusetts alleging that we have infringed and are infringing on U.S. Reissue Patent No. 36,098 entitled “Optimal Resetting of The Transformer’s Core in Single Ended Forward Converters”.  VLT and Vicor have alleged that they are, respectively, the owner and licensee of such patent and that we have manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent.  The suit requests that the we pay damages, including royalties, lost profits, interest, attorneys’ fees and increased damages under 35 U.S.C. (S) 284.  We have challenged the validity of the patent and have denied the infringement claims.  The parties are currently engaged in expert discovery regarding the validity of the patent, and will continue to engage in expert discovery regarding infringement and damages throughout 2003.  The trial on our invalidity defenses is scheduled to begin on July 28, 2003 and, if the patent is not invalidated, December 8, 2003 for the beginning of trial on the remaining claims, including VLT’s claim of infringement and damages.

The patent applies to sales of products that allegedly included the technology in question from the middle of 1996 through early 2002.  The plaintiff is requesting a royalty to be paid related to the sales in question.  The claims against us relating to the patent in dispute involve compensation for sales recorded prior to the expiration of the patent, which occurred in early February 2002.  Management believes no future sales related to this patent are at risk.  We continue to assert that the patent was not valid and that our technology included in the products sold did not infringe on the patent.  The process has not progressed to the point where any determination of the outcome can be reasonably estimated.  Although we believe that we have a strong defense to the claims asserted by VLT and Vicor, if we are found liable to pay all of the damages requested by Vicor and VLT, such a payment could have a material adverse effect on our business, operating results and financial condition.

We are a party to various other legal proceedings, which have arisen in the ordinary course of business.  While the results of these matters cannot be predicted with certainty, we believe that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

10.  Comprehensive Loss

The components of our comprehensive loss are as follows ($000s):

	Thirteen Weeks Ended

	March 28, 2003	March 29, 2002

Net loss	$(7,459)	$(7,357)
Foreign currency translation adjustment	782	(1,101)
Effect of changes in the value of derivatives	—	174
Tax benefit (provision)	(95)	250

	687	(677)

Comprehensive loss	$(6,772)	$(8,034)

11.   Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based compensation for employees and non-employee directors.  In accordance with APB 25, as the exercise price of our stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized for its fixed stock option plans.  Pro forma information regarding net loss and loss per share is required by SFAS 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, and has been determined as if we had accounted for its employee and outside directors stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirteen Weeks Ended

	March 28, 2003	March 29, 2002

Risk-free interest rate	2.2%	3.1%
Dividend yield	—	—
Expected volatility	97%	98%
Expected life	3.0 years	3.9 years

Artesyn’s pro forma information follows ($000s except per share data):

		Thirteen Weeks Ended

		March 28, 2003	March 29, 2002

Net Loss:	As reported	$(7,459)	$(7,357)
Pro forma expense, net of tax effect		(2,106)	(3,395)

	Pro forma	$(9,565)	$(10,752)

Loss per share - Basic and Diluted	As reported	$(0.19)	$(0.19)

	Pro forma	$(0.25)	$(0.28)

The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results

12.     Credit Agreement

On March 28, 2003, we entered into a new five-year, $35.0 million credit facility with Fleet Capital Corporation.  The new asset-based facility replaced our prior revolving credit facility that was due to expire in March 2004.  The new facility will initially bear interest at LIBOR plus 2.25% or the bank’s Prime Rate plus 0.5%, and will be adjusted in the future based on the level of availability under the facility plus our domestic cash on hand.  While the availability on the facility is limited to $35.0 million, the amount available to be borrowed is based on our level of domestic accounts receivable and inventory, which is subject to changing business conditions.  Up to $5.0 million of the facility’s capacity can be used for letters of credit.  On March 28, 2003, the amount available to be borrowed was approximately $17.3 million, of which $10.5 million was outstanding.  Similar to our prior senior credit facility, our new asset-based facility is secured by our domestic assets, including a pledge of the stock in selected domestic and foreign subsidiaries.

On the date the agreement was completed, we used $19.0 million of cash on hand to pay off the amounts outstanding on our previous credit facility.  We then borrowed $10.5 million on the new facility, resulting in a net reduction of total outstanding borrowings of $8.5 million.  In addition, the remaining unamortized balance of professional fees capitalized in connection with the previous credit facility of $0.6 million was written off in the first quarter as a result of the payoff.

13.      Issuance of Common Stock

On February 4, 2003, we issued 295,535 shares of Common Stock in order to fulfill the commitment made by our Board of Directors to match the contribution of the employees participating in the Artesyn 401(k) savings plan, pursuant to which employees may elect to purchase our common stock or make other investment elections.  The shares were registered pursuant to a shelf registration of 1,000,000 shares of Common Stock filed with the Securities and Exchange Commission on Form S-8 (Commission File Number 333-102854) on January 31, 2003.

14.     Product Warranty

We record estimated product warranty costs in the period in which the related revenues are recognized.  Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness.  Warranty expense is generally determined by calculating the historical relationship between sales and warranty costs.  The calculation is then applied to the current period’s sales.  Appropriate adjustments, if any, to the estimates used are made prospectively based on such period evaluation.

Changes in our product liability for the thirteen weeks ended March 28, 2003 are as follows (000’s):

Balance, beginning of period	$5,378
Warranties issued during the period	875
Settlements made during the period	(610)

Balance, end of period	$5,643

15.     Recent Accounting Pronouncements

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)”, which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. We adopted SFAS 146 effective December 28, 2002. The adoption did not have a material impact on our consolidated results of operations and financial position.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.  SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation.  We currently account for employee stock option plans using Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the intrinsic value method.  SFAS 148 does not require companies to account for stock options using the fair value method as set forth in Statement 123.  SFAS 148 was adopted on December 28, 2002.  The adoption of SFAS 148 did not have a material impact on our consolidated financial results and financial position.

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

Results of Operations

Q1 2003 Compared to Q1 2002

Sales.  Sales for the thirteen weeks ended March 28, 2003 were $81.9 million, a 10% decrease from $90.5 million in sales recorded in the same period in 2002.  The decrease in sales was primarily attributable to reductions in sales to our Computing/Storage and Carrier/Enterprise customers in comparison with 2002, while sales to our Wireless markets stayed relatively flat.  This decrease was a continuation of the industry-wide decrease in demand we experienced in recent years.  While we have seen some stabilization in our end markets, we anticipate only modest sequential improvement in revenue compared to the first quarter for the remainder of the year.  Any change in our level of revenue would be the result of growth in our customers’ end markets and reductions in their levels of inventory.

Gross Margin.  Gross margin increased $2.2 million, or 19%, from $11.2 million in the first quarter of 2002 to $13.4 million in the first quarter of 2003.  The increase in gross margin was primarily the result of a favorable sales mix in our Communications Products segment ($1.0 million).  Sales in the first quarter of 2003 included a higher content of software sales and integrated hardware/software products, which generally have higher gross margins than sales of other products.   The remaining change in gross margin was attributable to a positive sales mix, lower inventory reserve provisions, and the results of our cost reduction initiatives in the Power Conversion segment ($2.5 million).  These factors were partially offset by the effect of the reduction in revenue between the periods compared ($1.4 million).

As a percent of revenue, gross margin improved from 12.4% in the first quarter of 2002 to 16.4% in the first quarter of 2003.  We would expect the gross margin as a percent of revenue to remain consistent with or be slightly better than the amount recorded in the first quarter for the remainder of 2003.  We are anticipating that the gross margin percent will improve due to the continued progress of our plant closures and the cost savings that should result from those actions, although the magnitude of the improvement is unknown due to the potential impact of sales mix.

We have implemented several cost savings initiatives during the last two years to ensure that our level of expenses matches the reduced level of demand for our products.  These measures are explained in further detail in “Restructuring and Related Charges” below.  We have closed several manufacturing and engineering facilities worldwide, and have consolidated all functions provided by these facilities into other facilities throughout the world.  The closure of our Kindberg, Austria manufacturing facility was completed in April 2003, and the closure of our Youghal, Ireland facility should be completed by the end of the third quarter of 2003.  We are committed to aligning our cost structure with current customer demand.  To that end, if we determine it is necessary to make additional cost reductions during 2003 to enhance financial performance, we are prepared to do so.

Operating Expenses.  Selling, general and administrative expenses were $9.8 million (or 12% of sales) in the first quarter of 2003, which was consistent on a percentage basis with the amount recorded in the first quarter of 2002 (11% of sales).  Higher professional fees related to our financing activities were recorded in the first quarter of 2003 compared to the first quarter of 2002.  These amounts were somewhat offset by the result of cost reduction actions discussed below in “Restructuring and Related Charges”.  Excluding the effects of foreign currency translation, we anticipate the level of selling, general and administrative expenses on a quarterly basis to be below the amounts recorded in 2002 for the remainder of the year.

For the thirteen weeks ended March 28, 2003, research and development expenses totaled $8.3 million, or 10% of sales, compared to $8.6 million, or 10% of sales, in the comparable period in 2002, a decrease of $0.3 million or 4%.  This reduction in research and development expenses reflects closure of engineering facilities, headcount reductions and other actions.  While we have reduced our research and development expenses to maintain an appropriate relationship with revenue, we maintain our commitment to invest in research and development activities.  We expect the level of research and development expenses in 2003 to be below, on an actual dollar basis, the level recorded in the 2002, due primarily to cost savings measures put in place during the previous year.

Restructuring and Related Charges. During 2001 and 2002, we implemented plans to restructure our operations necessitated by the significant reduction in customer demand for our products, which had resulted in excess manufacturing capacity and costs.  Our restructuring activities address these issues and are comprised of the following elements:

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

Pursuant to our restructuring plan, during the thirteen weeks ended March 28, 2003, we recorded restructuring and related charges totaling approximately $2.1 million.  This amount included employee and facility expenses related to the closure of our Kindberg, Austria and planned closure of our Youghal, Ireland manufacturing facilities.  Other headcount reductions, asset write-offs and facility closure expenses are included in this charge.  The components of this charge, along with the 2003 activity related to these and other restructuring charges, are presented in the following table ($000’s):

	Accrued Liability at December 27, 2002	2003 Activity			Accrued Liability at March 28, 2003

		Restructuring Charge	Charges to Reserve

			Cash	Non-Cash

Employee termination costs	$8,879	$702	$(2,847)	$—	$6,734
Liability for payback of developmental grants	2,654	—	58	—	2,712
Facility closures	13,954	1,379	(508)	(1,412)	13,413

	$25,487	$2,081	$(3,297)	$(1,412)	$22,859

The charge for facility closures is comprised of write-offs of equipment and other fixed assets to be disposed of or abandoned and an estimate of the future lease commitments and buyout options for those locations being closed, after considering sublease and time-to-market expectations.  We anticipate planned closures of facilities and disposal of assets will be completed by the end of the fourth quarter of 2003.  Lease payments for the closed facilities, which total approximately $12.5 million, extend into 2006.  We will continue to aggressively market these locations in an attempt to secure sublease arrangements on favorable terms.

The restructuring plans include the termination and payment of related severance benefits for approximately 1,700 employees (1,000 direct labor, 500 indirect labor and 200 administrative), of which approximately 1,500 have been terminated as of March 28, 2003.  The remaining terminations and associated termination payments will be made during 2003.

The charges for payback of developmental grants relate to the planned headcount reduction at our Ireland location.  We were granted development funds by the Irish government subject to the condition we maintain a work force of approximately 300 people.  The planned restructuring actions at the facility will result in a headcount significantly below the requirement.  As a result, it is expected that the development funds granted will need to be repaid.

As part of ongoing restructuring efforts, we expect to record total charges of approximately $4.5 million in 2003, primarily related to non-exit costs that were not yet incurred when the restructuring was recognized in 2002, such as stay bonuses and equipment transportation expenses.  We are committed to maintaining a proper relationship between costs and customer demand.  To that end, it is prepared to take additional actions to reduce its cost structure during 2003, should business conditions dictate.

Interest Expense, net.  Net interest expense for the thirteen weeks ended March 28, 2003 was $1.7 million compared to $1.9 million in the same period in 2002, a decrease of $0.2 million or 11%.  We entered 2003 with substantially lower borrowings on our revolving credit facility compared to the beginning of 2002 due to strategic actions and an emphasis on working capital management.  During the first quarter of 2003, we entered into a new, $35.0 million, five-year revolving credit facility with Fleet Capital Corporation.  This new asset-based facility replaces our prior revolving credit facility.  As a result of this new agreement, the outstanding debt on our credit facility was further reduced to $10.5 million, compared to $69.5 million at the end of the first quarter of 2002.  The reduction in interest expense was primarily the result of the reduced level of borrowings.  For this reason, we would expect the level of interest expense recorded in 2003 to be less than the amount recorded in 2002.

The interest expense recorded in the first quarter of 2003 included a write-off of debt issuance costs capitalized related to the previous credit agreement ($0.6 million).  Additional costs incurred have been capitalized related to the new agreement, and will be amortized over the term of the new facility.

On January 15, 2002, we received a $50.0 million investment from Finestar International Limited, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component and video display manufacturer and one of our competitors.  The $50.0 million investment was made through the issuance of a five-year 3% subordinated convertible note and a five-year warrant to purchase up to 1.55 million shares of our common stock.  A substantial portion of the cash received from the transaction with Finestar was used to pay down the outstanding debt on our prior revolving credit facility.  Interest expense subsequent to this transaction includes interest and accretion related to the instruments issued.

Benefit for Income Taxes.  In the first quarter of 2003, a benefit for income taxes of 12.1% of the pretax loss was recorded compared to a benefit of 27% in the same period in 2002.  The primary reason for the difference between the tax rates is the continuing losses in foreign tax jurisdictions requiring a valuation allowance against the related deferred tax benefits.  We are constantly evaluating whether we will be able to utilize the deferred tax benefits we currently have recorded.  If the utilization of these deferred tax benefits were to be compromised, we would need to record a valuation allowance in the appropriate jurisdiction, and our effective tax rate could change significantly.

Net Loss.  For the thirteen weeks ended March 28, 2003, net loss was $7.5 million, or $0.19 per diluted share, compared to net loss of $7.4 million, or $0.19 per diluted share in the same period in 2002.  In comparison with the first quarter of 2002, the net loss in 2003 resulted from a decrease in revenue offset by improved gross margin, as discussed above.

Power Conversion

During the first quarter of 2003, sales for our Power Conversion segment were $73.2 million, a decrease of $6.9 million, or 9%, from the same period in 2002.  The decrease was primarily the result of decreased sales to Computing/Storage and Carrier/Enterprise customers in comparison with the first quarter of 2002.  Sales to the Wireless market stayed relatively flat.  While we have seen some stabilization in Power Conversion’s end markets, we anticipate only modest sequential improvement in revenue for the remainder of the year compared to the first quarter.  Any change in the level of revenue would be the result of growth in Power Conversion’s end markets and reductions in their levels of inventory.

The operating loss recorded for our Power Conversion segment in the first quarter of 2003 was  $7.9 million, which was a slight decrease from the $8.0 million recorded in the first quarter of 2002.  The slight decrease is the result of lower restructuring expenses in 2003 ($1.2 million), positive sales mix and cost savings resulting from restructuring initiatives, offset by the increased operating loss attributable to the reduction in revenue ($0.8 million).

Communications Products

Revenue for our Communications Products segment in the first quarter of 2003 was $8.6 million a decrease of $1.7 million, or 17%, from the amount recorded in the same period in 2002.  The decrease in revenue is the result of a decrease in demand in the Carrier/Enterprise market sector.

In the thirteen weeks ended March 28, 2003, the Communications Products segment recorded operating income of $1.2 million compared to an operating loss of $0.2 million in the same period in 2002, a difference of $1.4 million.  The reason for the increase in operating income was a positive change in sales mix in 2003 ($1.0 million).  Sales in the first quarter of 2003 included a higher proportion of revenue resulting from sales of software and integrated products, which carry a higher gross margin than other products.  The remainder of the difference is primarily attributable to recently adopted cost reduction actions.

Liquidity and Capital Resources

At March 28, 2003, our cash and cash equivalents had decreased to $51.9 million from $65.0 million at the end of 2002.  This decrease is primarily attributable to payments of long-term debt made during the first quarter of 2003.

On March 28, 2003, we entered into a new five-year, $35.0 million credit facility with Fleet Capital Corporation.  The new asset-based facility replaced our prior senior revolving credit facility that was due to expire in March 2004.  The new facility will initially bear interest at LIBOR plus 2.25% or the bank’s Prime Rate plus 0.5%, and will be adjusted in the future based on the level of availability under the facility plus our domestic cash on hand.  While the availability on the facility is limited to $35.0 million, the amount available to be borrowed is based on our level of domestic accounts receivable and inventory, which is subject to changing business conditions.  Up to $5.0 million of the facility’s capacity can be used for letters of credit.  At March 28, 2003, the amount available to be borrowed was approximately $17.3 million, of which $10.5 million was outstanding.

On the date the agreement was completed, we used $19.0 million of cash on hand to pay off the amounts outstanding on our previous credit facility.  We then borrowed $10.5 million on the new facility, resulting in a net reduction of total outstanding borrowings of $8.5 million.  These payments made in connection with the new credit facility, along with additional payments made during the first quarter, are the primary reasons for the reduction in cash in the first quarter of 2003.

Cash provided by operations was $1.4 million in the first quarter of 2003 compared with $14.8 million in the same period in 2002.  The significant cash from operations recorded in 2002 was primarily the result of the cash flow effect of decreases in accounts receivable ($11.1 million) and inventory ($6.3 million) due to the decrease in business activity we were experiencing at that time.  This opportunity to reduce accounts receivable and inventory was not available to us in 2003, as our levels of demand have stabilized somewhat in recent months.  Inventory levels have continued to decline, but not to the extent we experienced in the first quarter of 2002.

Capital expenditures for the first quarter of 2003 totaled $1.1 million, primarily for the upgrade of existing manufacturing equipment.  All of these expenditures were financed from cash on hand.  Capital expenditures for the first quarter of 2002 were $1.5 million, also resulting primarily from the upgrade of existing equipment.  We expect quarterly capital expenditures in 2003 will increase from the amounts recorded in 2002 and will focus on the maintenance and technology requirements necessary for efficient production of specific key products.

On January 15, 2002, we received an investment by Finestar, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component and video display manufacturer and one of our competitors.  The transaction, the net proceeds of which were approximately $49.0 million, included the issuance of a five-year subordinated convertible note, which carries a 3% interest rate and may be converted into shares of our Common Stock at the option of the holder at a conversion price of $11.00 per share, and the issuance of a five-year warrant to purchase an additional 1.55 million shares of our common stock at an exercise price of $11.50 per share.  Approximately $24.0 million of the net proceeds were used to pay down the balance on our senior revolving credit facility, with the remaining funds to be used for general corporate purposes.  Both parties have the right to redeem the note after three years.

The final deferred payment related to the acquisition of Spider Software Ltd., or Spider, was made in the second quarter of 2003 for approximately $2.5 million.  This payment is related to the deferred portion of the purchase price and was not contingent upon Spider’s operating performance.

Additionally, Spider’s final contingent earnings periods ended on March 31, 2003, and no additional consideration was earned by the former owners of Spider.  No contingent consideration was paid related to the second earn-out period ended March 31, 2002.  For the earn-out period ended March 30, 2001, an additional $1.2 million in purchase price was recorded based on Spider’s operating results, $0.7 million of which was paid in 2001, with the remaining amount paid during the third quarter of 2002.

AzCore Technologies, Inc., or AzCore, was acquired in August 2000 for approximately $5.8 million of fixed cash payments and up to $8.0 million in contingent consideration based on the achievement of certain milestones.  Through the end of 2001, several of these milestones had been reached and approximately $4.0 million in contingent consideration had been paid.  In the first quarter of 2002, an additional $0.5 million contingent payment was made.  During the third quarter of 2002, we recorded an additional $2.8 million in additional purchase price due to the probability that additional contingent payments would be earned.  Of the amount recorded, $1.1 million was paid in the fourth quarter of 2002, $1.0 million in the first quarter of 2003 and $0.7 million in the second quarter of 2003.  The remaining contingent consideration will be paid as milestones are met.

Net cash used by financing activities for the thirteen weeks ended March 28, 2003 was $12.5 million.  This amount includes payments of long-term debt of $23.0 million on our previous credit facility and proceeds from the new credit facility of $10.5 million.  During the second quarter of 2003, we expect the level of debt, net of cash, which stood at $5.6 million on March 28, 2003, to increase as the result of the fulfillment of obligations related to the closure of our Kindberg, Austria and Youghal, Ireland manufacturing facilities.

Based on current expectations and business conditions, we believe our cash and cash equivalents, available credit line, cash generated from operations and other financing activities will be adequate to meet working capital requirements, capital expenditure requirements, debt and capital lease obligations, contingent payments related to acquisitions, plant closure expenses and operating lease commitments for at least the next twelve months.  We currently expect that these sources will also be adequate to fulfill our long-term capital requirements, although changes in our capital structure are always being considered.

Under the terms of the convertible note issued to Finestar, the holder has the right to require us to repurchase the note in its entirety at any time after January 15, 2005.  If Finestar requests that the note be repaid at that time, we could face liquidity problems depending on market conditions and our results of operations between now and January 2005.  We would, at that point, be forced to seek additional debt or equity financing to fulfill the obligation.  If financing cannot be arranged, we would be forced to look to alternative sources to satisfy the amounts outstanding.  We cannot be certain that such financing would be available at all or on terms favorable to us.

Recent Accounting Pronouncements

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)”, which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. We adopted SFAS 146 effective December 28, 2002. The adoption did not have a material impact on our consolidated results of operations and financial position.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.  SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation.  We currently account for employee stock option plans using Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the intrinsic value method.  SFAS 148 does not require companies to account for stock options using the fair value method as set forth in Statement 123.  SFAS 148 was adopted on December 28, 2002.  The adoption of SFAS 148 will not have a material impact on our consolidated financial results and financial position, although the required quarterly disclosure have been included in the “Notes to Consolidated Condensed Financial Statements” section of this quarterly report.

Effect of Severe Acute Respiratory Syndrome (SARS) on our Operations

A substantial number of the products we currently sell are manufactured in our plant on Zhongshan, China.  Administration and engineering for this facility are located in our offices in Hong Kong, China.  In recent months, we have become aware of the increasing threat of Severe Acute Respiratory Syndrome, or SARS.  SARS is a contagious disease, which has been responsible for over 400 deaths worldwide, primarily in Asia.  United States health officials have issued warnings as to the possible consequences if the outbreak is not contained.  At this point, travel to Asia has been greatly restricted and the threat of the disease continues to spread.

Currently, none of our employees have contracted the disease and none of our operational or administrative capabilities have been compromised.  No shipments from a vendor or to a customer have been affected.  Our local management team has taken steps to educate the employees and closely monitor the health of each employee.  Weekly employee health screenings are being completed and a regular disinfection program has been implemented.  We do not expect, at this time, that we will experience any impact from the outbreak.  However, if our ability to manufacture product or administer our operations are compromised, it could have a significant adverse effect on our operations.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage exposure to changes in interest rates and fluctuations in the value of foreign currencies.  We have managed interest rate risk through the use of interest rate swaps pursuant to which we exchange our floating rate interest obligations for fixed rates.  The fixing of the interest rates offsets our exposure to the uncertainty of floating interest rates during the term of the loans.  As of March 28, 2003, we had no outstanding interest rate swaps.

We have significant assets and operations in Europe and Asia and, as a result, our financial performance could be affected by significant fluctuations in foreign exchange rates. To mitigate potential adverse trends, our operating strategy takes into account changes in exchange rates over time. Accordingly, we may enter into various forward contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The principal currency to be hedged is the euro.  As of March 28, 2003, we had no outstanding foreign currency forward exchange contracts.

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

Forward Looking Statements

Certainstatementsin this Form 10-Q constitute“forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on our current expectations with respect to future sales, operating efficiencies, research and development expenditures, growth and working capital needs. Such statements involve risks and uncertainties which may cause actual results to differ materially from those set forth in these forward-looking statements.  Factors that might affect such forward-looking statements include, among others, general economic conditions, growth and changes in the power supply and communications industries, changes in customer mix, competitive factors and pricing pressures, changes in product mix, the timely development and acceptance of new products, the availability of components used in the manufacture of products, the ability to attract and retain customers including new Original Equipment Manufacturer communications customers, the ability to attract and retain personnel, inventory risks due to shifts in market demand, changes in absorption of manufacturing overhead, domestic and foreign regulatory approvals and other risks described in our various reports filed with the SEC.  Any forward-looking statements included in this Form 10-Q are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements.

PART II.  OTHER INFORMATION

Item 5.          Other Information

On February 4, 2003, we issued 295,535 shares of common stock in order to fulfill the commitment made by our Board of Directors to match the contribution of the employees participating in the Artesyn 401(k) savings plan, pursuant to which employees may elect to purchase the our common stock or make other investment elections.  The shares were registered pursuant to a shelf registration of 1,000,000 shares of Common Stock filed with the Securities and Exchange Commission on Form S-8 (Commission File Number 333-102854) on January 31, 2003.  Any additional information related to the issuance can be obtained by reviewing the Form S-8.

Item 6.          Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.

	99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the thirteen week period ended March 28, 2003, we filed the following current reports on Form 8-K:

a) On January 29, 2003, we announced 2002 fourth quarter and full year financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESYN TECHNOLOGIES, INC.

Date: May 9, 2003

	By:	/s/ RICHARD J. THOMPSON

Richard J. Thompson Vice President Finance Chief Financial Officer

OFFICER CERTIFICATION

I, Joseph M. O’Donnell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Artesyn Technologies, Inc.;

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

/s/ JOSEPH M. O’DONNELL

Joseph M. O’Donnell Chairman and Chief Executive Officer May 9, 2003

OFFICER CERTIFICATION

I, Richard J. Thompson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Artesyn Technologies, Inc.;

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

Richard J. Thompson Chief Financial Officer May 9, 2003

Exhibit Index

Exhibit No.	Description

99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.