Form 10-Q/A
period 2003-03-28
ARTESYN TECHNOLOGIES INC
filed 2003-05-12
CIK 23071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-4466

Artesyn Technologies, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-1205269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identifications Number)

7900 Glades Road, Suite 500, Boca Raton, FL	33434
(Address of principal executive offices)	(Zip Code)

(561) 451-1000

(Registrant’s phone number, including area code)

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

On May 9, 2003, we filed a quarterly report on Form 10-Q for the thirteen weeks ended March 28, 2003. Due to a clerical error, this Form 10-Q did not contain the certification of the Chief Financial Officer required by section 906 of the Sarbanes-Oxley Act of 2002. Two versions of the certification were filed with the document for the Chief Executive Officer, and the certification of the Chief Financial Officer was omitted. This Amendment No. 1 is being filed to add the certification to the original filing.

(a) Exhibits

Exhibit No.

99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2003

ARTESYN TECHNOLOGIES, INC.

By:	/s/ RICHARD J. THOMPSON
Richard J. Thompson Vice President Finance Chief Financial Officer

Exhibit Index

Exhibit No.	Description

99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.