Form 10-Q
period 2003-06-27
ARTESYN TECHNOLOGIES INC
filed 2003-08-04
CIK 23071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2003

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

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of July 25, 2003 was 38,704,600 shares.

Artesyn Technologies, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARTESYN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	June 27, 2003	December 27, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$52,462	$65,001
Accounts receivable, net	44,057	44,235
Inventories, net	53,713	55,588
Prepaid expenses and other	3,487	1,926
Deferred income taxes, net	15,791	16,234

Total current assets	169,510	182,984

Property, Plant & Equipment, Net	69,351	78,631

Other Assets
Goodwill	19,335	18,676
Deferred income taxes, net	18,335	18,803
Other assets, net	4,436	4,493

Total other assets	42,106	41,972

Total Assets	$280,967	$303,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$42,849	$37,451
Accrued and other current liabilities	50,754	56,508

Total current liabilities	93,603	93,959

Long-Term Liabilities
Long-term debt and capital leases	10,000	23,004
Subordinated convertible debt	47,368	46,517
Other long-term liabilities	14,718	16,661

Total long-term liabilities	72,086	86,182

Total liabilities	165,689	180,141

Shareholders’ Equity	115,278	123,446

Total Liabilities and Shareholders’ Equity	$280,967	$303,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTESYN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Sales	$87,644	$90,895	$169,499	$181,400
Cost of Sales	72,298	78,861	140,763	158,124

Gross Profit	15,346	12,034	28,736	23,276

Operating Expenses
Selling, general and administrative	9,169	8,831	18,987	18,594
Research and development	8,487	8,276	16,773	16,863
Restructuring charges	1,521	7,075	3,602	8,124

Total Operating Expenses	19,177	24,182	39,362	43,581

Operating Loss	(3,831)	(12,148)	(10,626)	(20,305)

Interest Expense, net	(897)	(1,757)	(2,589)	(3,677)

Loss Before Income taxes	(4,728)	(13,905)	(13,215)	(23,982)
Benefit for Income Taxes	573	3,756	1,601	6,475

Net Loss	$(4,155)	$(10,149)	$(11,614)	$(17,507)

Basic and Diluted Loss per Share	$(0.11)	$(0.26)	$(0.30)	$(0.46)

Weighted Average Common and Common Equivalent Shares Outstanding	38,700	38,382	38,514	38,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTESYN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

For the Twenty-Six Weeks Ended June 27, 2003

(Amounts in Thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Foreign Currency Translation Adjustment	Compre- hensive Loss
	Shares	Amount
Balance, December 27, 2002	38,389	$384	$127,887	$7,581	$(12,406)
Issuance of common stock	316	3	947	—	—
Net loss	—	—	—	(11,614)	—	$(11,614)
Foreign currency translation adjustment, net of tax benefit of $(344)	—	—	—	—	2,496	2,496

Comprehensive loss	—	—	—	—	—	$(9,118)

Balance, June 27, 2003	38,705	$387	$128,834	$(4,033)	$(9,910)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTESYN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	June 27, 2003	June 28, 2002
Operating Activities:
Net loss	$(11,614)	$(17,507)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,955	13,595
Deferred income tax benefit	(1,601)	(6,475)
Provision for inventory write-down	1,249	5,615
Accretion of convertible subordinated debt	851	854
(Gain)/loss on foreign currency transactions	(686)	(2,747)
Other non-cash charges	1,943	1,691
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	1,189	16,556
Inventories	2,042	15,168
Prepaid expenses and other	(1,229)	(1,215)
Accounts payable and accrued liabilities	1,891	(417)

Net Cash Provided by Operating Activities	5,990	25,118

Investing Activities:
Capital expenditures	(2,393)	(2,725)
Proceeds from sale of property, plant & equipment	418	431
Payments related to acquisitions	(4,259)	(2,828)

Net Cash Used in Investing Activities	(6,234)	(5,122)

Financing Activities:
Principal payments on debt and capital leases	(23,506)	(38,803)
Proceeds from issuance of long-term debt	10,500	—
Proceeds from issuance of convertible debt and warrants, net of financing costs	—	49,000
Proceeds from exercises of stock options	49	742
Other financing activities	(1,047)	(21)

Net Cash Provided by (Used In) Financing Activities	(14,004)	10,918

Effect of Exchange Rate Changes on Cash and Equivalents	1,709	2,062

Change in Cash and Equivalents	(12,539)	32,976
Cash and Equivalents, Beginning of Period	65,001	54,083

Cash and Equivalents, End of Period	$52,462	$87,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 27, 2003

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

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly the consolidated financial position, results of operations and cash flows of Artesyn Technologies, Inc. The results of operations for the thirteen and twenty-six weeks ended June 27, 2003 are not necessarily indicative of the results that may be expected for the entire 2003 fiscal year. In addition, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 2002 Annual Report on Form 10-K.

For purposes of clarity, as used herein, the terms “we,” “us,” “our,” “our company” and “Artesyn” shall mean Artesyn Technologies, Inc. and its subsidiaries (unless the context indicates another meaning).

2.	Inventories

The components of inventories are as follows ($000s):

	June 27, 2003	December 27, 2002
Raw materials	$20,822	$24,105
Work-in-process	10,201	9,304
Finished goods	22,690	22,179

	$53,713	$55,588

3.	Accrued Liabilities

The components of accrued and other current liabilities are as follows ($000s):

	June 27, 2003	December 27, 2002
Accrued and other current liabilities:
Compensation and benefits	$13,207	$13,858
Income taxes payable	9,479	6,958
Warranty reserve	6,889	5,378
Restructuring reserve (current portion)	12,730	16,348
Deferred acquisition payments	—	4,284
Other	8,449	9,682

	$50,754	$56,508

At June 27, 2003 and December 27, 2002, other accrued liabilities consisted primarily of accruals for professional fees, consulting, insurance, interest, deferred income and other taxes. The components of other long-term liabilities are as follows:

	June 27, 2003	December 27, 2002
Other long-term liabilities:
Restructuring reserve	$7,086	$9,139
Director’s pension plan	1,075	1,062
Deferred income tax liabilities	6,557	6,460

	$14,718	$16,661

4.	Product Warranty

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

Changes in our product liability are as follows ($000’s):

	For the Twenty-Six Weeks Ended
	June 27, 2003	June 28, 2002
Balance, beginning of period	$5,378	$6,197
Warranties issued during the period	2,987	2,295
Settlements made during the period	(1,476)	(1,905)

Balance, end of period	$6,889	$6,587

5.	Restructuring and Related Charges

During 2002, we implemented plans to restructure our operations due to the significant reduction in customer demand for our products, which had resulted in excess manufacturing capacity and costs. Our restructuring activities address these issues and are comprised of the following elements:

1)	A realignment of our commercial functions along customer/market lines in order to provide enhanced customer service.
2)	Addressing excess capacity and cost issues by closing several operating and administrative facilities throughout the world and consolidating these functions into other existing locations.
3)	The elimination of a number of operational and administrative positions company-wide.

Pursuant to our restructuring plan, during the thirteen and twenty-six weeks ended June 27, 2003, we recorded restructuring and related charges totaling approximately $1.5 million and $3.6 million, respectively. This amount included employee and facility expenses related to the closure of our Kindberg, Austria and planned closure of our Youghal, Ireland manufacturing facilities. Other headcount reductions, asset write-offs and facility closure expenses are included in this charge. The components of this charge, along with the 2003 activity related to these and other restructuring charges, are presented in the following table ($000’s):

	Accrued Liability at December 27, 2002	2003 Activity			Accrued Liability at June 27, 2003
		Restructuring Charge	Charges to Reserve
			Cash	Non-Cash
Employee termination costs	$8,879	$1,240	$(5,669)	$—	$4,450
Liability for payback of developmental grants	2,654	—	272	—	2,926
Facility closures	13,954	2,362	(2,495)	(1,381)	12,440

	$25,487	$3,602	$(7,892)	$(1,381)	$19,816

The charge for facility closures is comprised of write-offs of equipment and other fixed assets to be disposed of or abandoned and an estimate of the future lease commitments and buyout options for those locations being closed, after considering sublease and time-to-market expectations. We closed our Kindberg, Austria facility in April 2003 and anticipate that the planned closure of our Ireland plant and disposal of assets will be completed by the end of the fourth quarter of 2003. Remaining lease payments for the closed facilities, which total approximately $11.2 million, extend into 2006. We will continue to aggressively market these locations in an attempt to secure sublease arrangements on favorable terms.

The restructuring plans include the termination and payment of related severance benefits for approximately 1,800 employees (1,100 direct labor, 500 indirect labor and 200 administrative), of which approximately 1,600 employees have been terminated as of June 27, 2003. The remaining terminations and associated termination payments will be made during the balance of 2003.

The charges for payback of developmental grants relate to the planned headcount reduction at our Ireland location. We were granted development funds by the Irish government subject to the condition we maintain a work force of approximately 300 employees. The planned restructuring actions at the facility will result in a headcount significantly below the requirement, triggering an obligation to repay the grants.

As part of ongoing restructuring efforts, we expect to record total charges of approximately $5.0 million in 2003, primarily related to non-exit costs that were not yet incurred when the restructuring was recognized in 2002, such as stay bonuses and equipment transportation expenses. We are committed to maintaining a proper relationship between costs and customer demand. To that end, we are prepared to take additional actions to reduce our cost structure during 2003, should business conditions so require.

6.	Finestar Transaction

On January 15, 2002, we received an investment by Finestar International Limited, or Finestar, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component, and video display manufacturer and one of our competitors. The transaction, for which the net proceeds were approximately $49.0 million, included the issuance of a $50.0 million five-year subordinated convertible note due January 14, 2007, which carries a 3% interest rate and is convertible into common stock at the option of Finestar at a conversion price of $11.00 per share, subject to adjustment upon the occurrence of certain specified events. Finestar was also issued a five-year warrant to purchase an additional 1.55 million shares of Artesyn’s common stock at an exercise price of $11.50 per share, subject to adjustment upon the occurrence of certain specified events. The common stock issuable upon conversion of the subordinated convertible note and exercise of the warrant are registered for resale pursuant to a Form S-3 registration statement filed with the commission in May 2002. Approximately $5.1 million of the value of the transaction was assigned to the warrant and was recorded to Additional Paid-in Capital. The difference between the debt recorded and the face amount of the debt is being accreted over the term of the debt as an adjustment to interest expense. Both parties have the right to redeem the note any time after January 15, 2005.

7.	Income Taxes

In the thirteen and twenty-six weeks ended June 27, 2003, a benefit for income taxes of 12.1% of the pretax loss was recorded compared to a benefit of 27% in the same period in 2002. The difference between the tax rates is the result of losses in certain tax jurisdictions that require a valuation allowance for the related deferred tax benefits because it is not more likely than not that we will be able to benefit from those losses in the foreseeable future. We continually evaluate whether our deferred tax assets will be realized. If we continue to experience losses or elect to cease operations in certain overseas tax jurisdictions, we may need to record additional valuation allowances in the appropriate jurisdiction, and our effective tax rate could change significantly.

8.	Acquisitions and Divestitures

Effective March 27, 2000, we acquired 100% of the capital stock of Spider Software Limited, or Spider. Spider supplies embedded telecommunications and protocol software to the communications marketplace within our Communications Products segment. The purchase price included approximately $33.0 million of fixed cash payments, of which $28.0 million was paid in the first quarter of 2000. Of the remaining $5.0 million, $2.5 million was paid to the former owners of Spider on April 2, 2002, and $2.5 million was paid March 31, 2003. We initially forecasted up to an additional $10.0 million of contingent consideration that could have been earned based on Spider’s ability to achieve certain earnings targets through March 2003. For the earn-out period ending March 30, 2001, an additional $1.2 million in purchase price was recorded based on Spider’s results. Approximately $0.7 million of the earn-out was paid during 2001, with the remaining $0.5 million paid in the third quarter of 2002. No additional amounts were earned or paid related to the earnings periods ended March 31, 2002 and 2003.

Effective August 4, 2000, we acquired 100% of the capital stock of AzCore Technologies, Inc., or AzCore. The purchase price consisted of a $5.8 million cash payment, net of cash acquired, made in the third quarter of 2000 and additional contingent payments of up to $8.0 million if AzCore’s products meet development milestones. Of the $8.0 million in potential contingent payments, we have paid the following amounts to the former owners of AzCore as of June 27, 2003: (i) $0.7 million in the fourth quarter of 2000, (ii) $3.3 million during calendar year 2001, (iii) $1.5 million during calendar year 2002, (iv) $1.0 million in the first quarter of 2003 and (v) $0.8 million in the second quarter of 2003. The remaining $0.7 million of contingent consideration will be paid if the specified milestones are met. AzCore has developed products and technology that compliment and enhance product offerings in our Power Conversion Segment.

9.	Business Segments and Geographic Information

We are organized in two industry segments, Power Conversion and Communications Products. Power Conversion is engaged in the business of designing and manufacturing high efficiency AC/DC power supplies, as well as advanced DC/DC and Point-of-Load converters for distributed power architectures and other power conversion products for the communications, wireless, transmission and computing markets. Those same markets are serviced by the Communications Products segment, which designs and manufactures WAN interfaces and CPU boards. We sell product directly to Original Equipment Manufacturers and also to a network of industrial and retail distributors throughout the world. Our principal markets are in the United States, Europe and Asia-Pacific, with the United States and Europe being the largest based on sales. Sales are primarily denominated in U.S. dollars and Euros.

The table below presents information about reported segments. ($000s)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Sales
Power Conversion	$77,896	$85,736	$151,130	$165,871
Communications Products	9,748	5,159	18,369	15,529

Total	$87,644	$90,895	$169,499	$181,400

Operating Income (Loss)
Power Conversion	$(5,391)	$(8,898)	$(13,341)	$(16,919)
Communications Products	1,560	(3,250)	2,715	(3,386)

Total	$(3,831)	$(12,148)	$(10,626)	$(20,305)

	As of June 27, 2003	As of December 27, 2002
Assets
Power Conversion	$224,606	$245,945
Communications Products	40,104	39,310
Corporate	16,257	18,332

Total	$280,967	$303,587

10.	Legal Proceedings

On February 8, 2001, VLT, Inc. and Vicor Corporation filed a suit against us in the United States District Court of Massachusetts alleging that we have infringed and are infringing on U.S. Reissue Patent No. 36,098 entitled “Optimal Resetting of The Transformer’s Core in Single Ended Forward Converters.” By agreement, Vicor Corporation subsequently withdrew as plaintiff. VLT has alleged that it is the owner of the patent and that we have manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. The suit requests that we pay damages, including royalties, lost profits, interest, attorney’s fees and increased damages under 35 U.S.C. (S) 284. We challenged the validity of the patent and denied the infringement claims. Following factual discovery, the district court entertained briefs and arguments relating to interpretation of the relevant patent claims in the VLT action and three other related cases filed by VLT against other defendants. On January 3, 2003, the district court issued four opinions construing relevant language from the claims. Based on the district court’s claim construction rulings, we reached an agreement with VLT on a stipulated judgment, which the court entered on May 31, 2003.

In the stipulation, VLT agreed that, under the district court’s construction, most of the products that were originally accused of infringement (representing over 90% of the accused sales volume) did not infringe the patent. In exchange, we have agreed that, under the district court’s claim construction, the patent is valid and enforceable, and one category of our products (representing less than 10% of the accused sales) did infringe the patent prior to its expiration in February of 2002. Due to the patent expiration, the parties agree that no current Artesyn products can infringe on the patent.

The respective parties each disagree with certain aspects of the district court’s claims construction, and the stipulated judgment allows the parties to appeal the construction to the United States Court of Appeals for the Federal Circuit in Washington, DC. Both parties have now filed such an appeal. On appeal, we intend to seek a different claim construction that would invalidate the patent, thereby exonerating all of our products. We also believe that VLT intends to ask the appellate court to reverse aspects of the judgment so that it can seek to recapture our sales that did not infringe under the stipulated judgment. We have agreed with VLT that if the appellate court changes the claim construction the parties then will be free to argue their respective positions about patent validity or invalidity, enforceability or unenforceability, and infringement or non-infringement, with respect to all of the accused products. At this time, no determination of the outcome of the appeals or any proceedings after the appeals can be reasonably estimated. Although we believe that we have a strong defense to the claims asserted by VLT, if we eventually were to be found liable to pay a significant portion of the damages requested by VLT, such a payment could have a material adverse effect on our business, operating results and financial condition.

Alternatively, if the judgment is affirmed on appeal, then the only remaining issue will be accounting of damages that we owe to VLT on the limited sales of the remaining category of its products that infringe under the stipulated judgment. The parties do not agree as to the amount of damages that would be owed in that event, typically measured as lost profits of a patent holder or as a percentage of sales of the infringing products. Such damages could potentially also include attorney’s fees and increased damages under 35 U.S.C. (S) 284. We believe that such damages would not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

We are a party to various other legal proceedings, which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, we believe that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

11.	Comprehensive Loss

The components of our comprehensive loss are as follows ($000s):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net loss	$(4,155)	$(10,149)	$(11,614)	$(17,507)
Foreign currency translation adjustment	2,060	6,402	2,840	5,300
Effect of changes in the fair value of derivative	—	47	—	221
Benefit for income taxes	(249)	(1,741)	(344)	(1,491)

	1,811	4,708	2,496	4,030

Comprehensive loss	$(2,344)	$(5,441)	$(9,118)	$(13,477)

12.	Stock-Based Compensation

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

	Twenty-Six Weeks Ended
	June 27, 2003	June 28, 2002
Risk-free interest rate	1.8%	3.1%
Dividend yield	—	—
Expected volatility	97%	98%
Expected life	2.5 years	3.9 years

Artesyn’s pro forma information follows ($000s except per share data):

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net Loss:	As reported	$(4,155)	$(10,149)	$(11,614)	$(17,507)
	Pro forma expense, net of tax effect	(1,256)	(2,683)	(3,362)	(6,079)

	Pro forma	$(5,411)	$(12,832)	$(14,976)	$(23,586)

Loss per share Basic and Diluted:
	As reported	$(0.11)	$(0.26)	$(0.30)	$(0.46)

	Pro forma	$(0.14)	$(0.33)	$(0.39)	$(0.61)

The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results.

13.	Credit Agreement

On March 28, 2003, we entered into a five-year, $35.0 million credit facility with Fleet Capital Corporation. The asset-based facility replaced our prior revolving credit facility that was due to expire in March 2004. The facility bears interest at LIBOR plus 2.25% or the bank’s Prime Rate plus 0.5%, and adjusts in the future based on the level of availability under the facility plus our domestic cash on hand (3.625% at June 27, 2003). While the availability on the facility is limited to $35.0 million, the amount available to be borrowed is based on our level of domestic accounts receivable and inventory, which is subject to changing business conditions. We are also subject to a financial covenant that only applies when the amount available to be borrowed plus cash deposited at Fleet Bank falls below a prescribed limit. Up to $5.0 million of the facility’s capacity can be used for letters of credit. On June 27, 2003, the amount available to be borrowed was approximately $18.2 million, of which $10.0 million was outstanding. Our asset-based facility is secured by our domestic assets, including a pledge of the stock of our domestic subsidiaries and certain foreign subsidiaries.

On the date the agreement was completed, we used $19.0 million of cash on hand to pay off the amounts outstanding on our previous credit facility. The remaining unamortized balance of professional fees capitalized in connection with the previous credit facility of $0.6 million was written off as a result of the payoff.

14.	Issuance of Common Stock

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

15.	Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into on or modified after May 31, 2003. For existing financial instruments, SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 on June 28, 2003 and there was no material impact on its financial position, results of operations or cash flows from adoption.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 was effective upon issuance for certain disclosure requirements and for variable interest entities created after January 1, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 for all other variable interest entities. We do not expect any impact on our financial position, results of operations or cash flows from adoption.

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

Results of Operations

For the Thirteen and Twenty-Six Weeks Ended June 27, 2003 compared to the Thirteen and Twenty-Six Weeks Ended June 28, 2002

Sales. Sales for the thirteen weeks ended June 27, 2003 were $87.6 million, a 4% decrease from $90.9 million in sales recorded in the same period in 2002. For the twenty-six weeks ended June 27, 2003, sales were $169.5 million, a decrease of $11.9 million, or 7%, from sales recorded in the comparable 2002 period. The decrease was primarily due to weaker demand in the computing/storage market somewhat offset by increases in revenue from our wireless markets. While we have seen some stabilization in our end markets, we believe our overall trend should result in modest growth for the remainder of the year, but we would also expect to experience variability in the individual markets we serve based on demand for our customers’ end product and reductions in their levels of inventory.

Gross Margin. Gross margin increased $3.3 million, or 28%, from $12.0 million in the second quarter of 2002 to $15.3 million in the second quarter of 2003. The increase in gross margin was primarily the result of manufacturing cost reductions ($3.9 million) and improvement in sales mix ($0.8 million). Manufacturing costs were reduced due to the closure of our Kindberg, Austria factory in April 2003, headcount reductions across all of our factories and lower inventory charges for excess and obsolete inventory due to the significant reduction in inventory on hand. Sales mix was favorable as sales in our Communications Products segment increased significantly for software and integrated hardware/software products, which generally have higher margins than our other products. These factors were partially offset by the effect of the reduction in sales between the periods compared ($0.4 million) and higher warranty expense in 2003 ($0.6 million).

For the twenty-six weeks ended June 27, 2003, gross margin was $28.7 million compared to $23.3 million for the comparable period in 2002, an increase of 23%. The increase in gross margin was primarily the result of manufacturing cost reductions ($7.7 million), partially offset by the effect of the decrease in revenue ($1.5 million).

As a percent of revenue, gross margin improved from 13.2% in the second quarter of 2002 to 17.5% in the second quarter of 2003. For the twenty-six weeks ended June 27, 2003, our gross margin as a percent of revenue increased from 12.8% in the same period in 2002 to 17.0%. We expect gross margin as a percent of revenue to improve due to the continued progress of our plant closures and the cost savings that should result from those actions, although the magnitude of the improvement is unknown due to the potential impact of our sales mix.

We have implemented several cost savings initiatives during the last two years to ensure that our level of expenses matches the level of demand for our products. These measures are explained in further detail in “Restructuring and Related Charges” below. We have closed several manufacturing and engineering facilities worldwide, and have consolidated all functions provided by these facilities into other facilities throughout the world, primarily our facilities in Hungary and China. The closure of our Kindberg, Austria manufacturing facility was completed in April 2003, and the closure of our Youghal, Ireland facility should be completed by the end of the third quarter of 2003. We are committed to aligning our cost structure with current customer demand. To that end, if we determine it is necessary to make additional cost reductions during 2003 to enhance financial performance, we are prepared to do so.

Operating Expenses. Selling, general and administrative expenses were $9.2 million (or 10% of sales) in the second quarter of 2003, compared with $8.8 million (or 10% of sales) in the second quarter of 2002, an increase of $0.4 million. For the twenty-six weeks ended June 27, 2003, selling, general and administrative expenses were $19.0 million (or 11% of sales), compared to $18.6 million (or 10% of sales) in the same period in 2002. All periods presented include gains resulting from changes in foreign currency exchange rates, which are generally not predictable. During the second quarter of 2003 and 2002, foreign currency exchange gains were $0.7 million and $2.8 million, respectively. Excluding the effect of foreign currency exchange rates, selling, general and administrative expenses were $9.9 million and $19.7 million, respectively, for the thirteen and twenty-six weeks ended June 27, 2003. This compares to $11.6 million and $21.3 million for the comparable periods in 2002. Excluding the effects of foreign currency translation, the change in operating expenses is primarily the result of lower headcount and facilities expenses as a result of cost reduction initiatives, and we anticipate the level of selling, general and administrative expenses for the remainder of the year to be consistent with the amounts recorded in the first half of 2003.

For the thirteen weeks ended June 27, 2003, research and development expenses totaled $8.5 million, or 10% of sales, compared to $8.3 million, or 9% of sales, in the comparable period in 2002, an increase of $0.2 million or 3%. For the twenty-six weeks ended June 27, 2003, research and development expenses were $16.8 million, or 10% of sales, compared with $16.9, or 9% of sales, in the same period in 2002, a decrease of $0.1 million or 1%. We expect the level of research and development expenses in 2003 to be below the level recorded in the 2002, due primarily to our cost savings initiatives. While research and development expenses may be reduced, we will continue to maintain our commitment to research and development activities and expect our spending on research and development as a percentage of revenue to remain relatively consistent.

Restructuring and Related Charges. During 2002, we implemented plans to restructure our operations due to the significant reduction in customer demand for our products, which had resulted in excess manufacturing capacity and costs. Our restructuring activities address these issues and are comprised of the following elements:

1)	A realignment of our commercial functions along customer/market lines in order to provide enhanced customer service.
2)	Addressing excess capacity and cost issues by closing several operating and administrative facilities throughout the world and consolidating these functions into other existing locations.
3)	The elimination of a number of operational and administrative positions company-wide.

Pursuant to our restructuring plan, during the thirteen and twenty-six weeks ended June 27, 2003, we recorded restructuring and related charges totaling approximately $1.5 million and $3.6 million, respectively. This amount included employee and facility expenses related to the closure of our Kindberg, Austria and planned closure of our Youghal, Ireland manufacturing facilities. Other headcount reductions, asset write-offs and facility closure expenses are included in this charge. The components of this charge, along with the 2003 activity related to these and other restructuring charges, are presented in the following table ($000’s):

	Accrued Liability at December 27, 2002	2003 Activity			Accrued Liability at June 27, 2003
		Restructur- ing Charge	Charges to Reserve
			Cash	Non-Cash
Employee termination costs	$8,879	$1,240	$(5,669)	$—	$4,450
Liability for payback of developmental grants	2,654	—	272	—	2,926
Facility closures	13,954	2,362	(2,495)	(1,381)	12,440

	$25,487	$3,602	$(7,892)	$(1,381)	$19,816

The charge for facility closures is comprised of write-offs of equipment and other fixed assets to be disposed of or abandoned and an estimate of the future lease commitments and buyout options for those locations being closed, after considering sublease and time-to-market expectations. We closed our Kindberg, Austria facility in April 2003 and anticipate that the planned closure of our Ireland plant and disposal of assets will be completed by the end of the fourth quarter of 2003. Remaining lease payments for the closed facilities, which total approximately $11.2 million, extend into 2006. We will continue to aggressively market these locations in an attempt to secure sublease arrangements on favorable terms.

The restructuring plans include the termination and payment of related severance benefits for approximately 1,800 employees (1,100 direct labor, 500 indirect labor and 200 administrative), of which approximately 1,600 employees have been terminated as of June 27, 2003. The remaining terminations and associated termination payments will be made during the balance of 2003.

The charges for payback of developmental grants relate to the planned headcount reduction at our Ireland location. We were granted development funds by the Irish government subject to the condition we maintain a work force of approximately 300 employees. The planned restructuring actions at the facility will result in a headcount significantly below the requirement, triggering an obligation to repay the grants.

As part of ongoing restructuring efforts, we expect to record total charges of approximately $5.0 million in 2003, primarily related to non-exit costs that were not yet incurred when the restructuring was recognized in 2002, such as stay bonuses and equipment transportation expenses. We are committed to maintaining a proper relationship between costs and customer demand. To that end, we are prepared to take additional actions to reduce our cost structure during 2003, should business conditions so require.

Interest Expense, net. Net interest expense for the thirteen weeks ended June 27, 2003 was $0.9 million compared to $1.8 million in the same period in 2002, a decrease of $0.9 million or 49%. For the twenty-six weeks ended June 27, 2003, net interest expense was $2.6 million, a decrease from $3.7 million in the comparable period in 2002. We entered 2003 with substantially lower borrowings on our revolving senior credit facility compared to the beginning of 2002 due to strategic actions and an emphasis on working capital management. During the first quarter of 2003, we entered into a new, $35.0 million, five-year revolving credit facility with Fleet Capital Corporation. This asset-based facility replaced our prior revolving credit facility. As a result of this new agreement and subsequent activity, the outstanding debt on our credit facility was further reduced to $10.0 million, compared to $62.9 million at the end of the second quarter of 2002. The reduction in interest expense was primarily the result of the reduced level of borrowings. For this reason, we expect the level of interest expense recorded in 2003 to continue to be less than the amount recorded in 2002.

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

Benefit for Income Taxes. In the thirteen and twenty-six weeks ended June 27, 2003, a benefit for income taxes of 12.1% of the pretax loss was recorded compared to a benefit of 27% in the same period in 2002. The difference between the tax rates is the result of losses in certain tax jurisdictions that require a valuation allowance for the related deferred tax benefits because it is not more likely than not that we will be able to benefit from those losses in the foreseeable future. We continually evaluate whether our deferred tax assets will be realized. If we continue to experience losses or elect to cease operations in certain overseas tax jurisdictions, we may need to record additional valuation allowances in the appropriate jurisdiction, and our effective tax rate could change significantly.

Net Loss. For the thirteen weeks ended June 27, 2003, our net loss was $4.2 million or $0.11 per diluted share, compared to net loss of $10.1 million, or $0.26 per diluted share, in the same period in 2002. For the twenty-six weeks ended June 27, 2003, net loss was $11.6 million or $0.30 per diluted share, compared to a net loss of $17.5 million, or $0.46 per diluted share in the same period in 2002. In comparison with 2002, the improvement in net loss in 2003 resulted from higher gross margin and lower restructuring costs offset by the effects of lower revenue, as discussed above.

Power Conversion

During the second quarter of 2003, sales for our Power Conversion segment were $77.9 million, a decrease of $7.8 million, or 9%, from the same period in 2002. For the twenty-six weeks ended June 27, 2003, sales for the Power Conversion segment were $151.1 million, a decrease of $14.7 million, or 9%, from sales in the comparable period of the previous year. The decreases were primarily the result of decreased sales to the computing/storage market in comparison with the prior year somewhat offset by increases in sales to our customers in the wireless market. While we have seen some stabilization in our end markets, we believe our overall trend should result in modest growth for the remainder of the year, but we would also expect to experience variability in the individual markets based on demand for our customers’ end product and reductions in their levels of inventory.

The operating loss recorded for our Power Conversion segment in the second quarter of 2003 was $5.4 million, a decrease from the $8.9 million loss recorded in the second quarter of 2002. The decrease was primarily the result of manufacturing cost reductions ($3.3 million) and the lower restructuring charge recorded in 2003 in comparison with 2002 ($4.8 million). The Power Conversion segment recorded approximately $6.5 million of restructuring charges in 2002, primarily related to the closure of our Kindberg, Austria facility, compared with approximately $1.7 million of charges in the second quarter of 2003. These amounts were somewhat offset by lower gains related to changes in foreign exchange rates ($2.0 million). The remaining differences can be attributed to the negative effect of volume and sales mix in the period.

For the twenty-six weeks ended June 27, 2003, the operating loss recorded by the Power Conversion segment was $13.3 million compared to an operating loss of $16.9 million in the same period in the prior year. The decrease is primarily the result of manufacturing cost reductions ($6.8 million) and the lower restructuring charges ($3.6 million) recorded in 2003 in comparison with 2002. These amounts were somewhat offset by lower gains related to changes in foreign exchange rates ($2.0 million) and the negative effect of volume and sales mix.

Communications Products

Sales for our Communications Products segment in the second quarter of 2003 were $9.7 million, an increase of $4.6 million, or 89%, from the amount recorded in the same period in 2002. For the twenty-six weeks ended June 27, 2003, sales for the Communications Products segment was $18.4 million, an increase of $2.8 million, or 18%, from the amount recorded in the comparable period of the previous year. The primary reason for the increase was higher sales to our customers in the wireless market in the second quarter of 2003.

In the thirteen weeks ended June 27, 2003, the Communications Products segment recorded operating income of $1.6 million compared to an operating loss of $3.3 million in the same period in 2002, a difference of $4.9 million. For the twenty-six weeks ended June 27, 2003, operating income for the Communications Products segment improved from a loss of $3.4 million to income of $2.7 million. The change was primarily due to the increase in sales in the second quarter of 2003, reductions in manufacturing and engineering costs and a higher proportion of revenue resulting from sales of software and integrated hardware/software products, which carry a higher gross margin than other products.

Liquidity and Capital Resources

At June 27, 2003, our cash and cash equivalents had decreased to $52.5 million from $65.0 million at December 27, 2002. This decrease was primarily attributable to payments made during the first half of 2003 of long-term debt and deferred purchase price related to previous acquisitions.

On March 28, 2003, we entered into a new five-year, $35.0 million senior credit facility with Fleet Capital Corporation. The new asset-based facility replaced our prior senior revolving credit facility that was due to expire in March 2004. The new facility will initially bear interest at LIBOR plus 2.25% or Fleet Bank’s Prime Rate plus 0.5%, and will be adjusted in the future based on the level of availability under the facility plus our domestic cash on hand deposited with Fleet Bank (3.625% at June 27, 2003). While the availability under the facility is limited to $35.0 million, the amount available to be borrowed is based on our level of qualifying domestic accounts receivable and inventory, which is subject to changing business conditions. We are also subject to a financial covenant that only applies when the amount available to be borrowed plus cash deposited with Fleet Bank falls below a prescribed limit. Up to $5.0 million of the facility’s capacity can be used for letters of credit. At June 27, 2003, the amount available to be borrowed was approximately $18.2 million, of which $10.0 million was outstanding.

On the date the agreement was completed, we used $19.0 million of cash on hand to pay off the amounts outstanding on our previous credit facility. We then borrowed $10.5 million on the new facility, resulting in a net reduction of total outstanding borrowings of $8.5 million. These payments made in connection with the new credit facility, along with additional payments made during the first quarter, are the primary reasons for the reduction in cash in 2003.

In addition, deferred payments related to the acquisition of Spider and AzCore were made in 2003 for approximately $4.3 million. The payment to Spider is related to the deferred portion of the purchase price and was not contingent upon Spider’s operating performance.

Additionally, Spider’s third and final contingent earnings period ended on March 31, 2003, and the former owners of Spider earned no additional consideration. No contingent consideration was paid related to the second earn-out period ended March 31, 2002. For the earn-out period ended March 30, 2001, an additional $1.2 million in purchase price was recorded based on Spider’s operating results, $0.7 million of which was paid in 2001, with the remaining amount paid during the third quarter of 2002.

AzCore was acquired in August 2000 for approximately $5.8 million of fixed cash payments and up to $8.0 million in contingent consideration based on the achievement of milestones specified in the purchase agreement. Through the end of 2001, several of these milestones had been reached and approximately $4.0 million in contingent consideration had been paid. In the first quarter of 2002, an additional $0.5 million contingent payment was made. During the third quarter of 2002, we recorded an additional $2.8 million in additional purchase price due to the probability that additional contingent payments would be earned. Of the amount recorded, $1.1 million was paid in the fourth quarter of 2002, $1.0 million in the first quarter of 2003 and $0.8 million in the second quarter of 2003. The remaining $0.7 million of consideration will be paid if additional milestones are met.

Cash provided by operations was $6.0 million in the first half of 2003 compared with $25.1 million in the comparable period in 2002. The significant cash from operations recorded in 2002 was primarily the result of the cash flow effect of decreases in accounts receivable ($16.6 million) and inventory ($15.2 million) due to the decrease in business activity we were experiencing at that time. This opportunity to reduce accounts receivable and inventory was limited in the first half of 2003, as our levels of demand have stabilized somewhat in recent months. Inventory levels have continued to decline, but not to the extent we experienced in the first half of 2002.

Capital expenditures in the first half of 2003 totaled $2.4 million, primarily for the upgrade of existing manufacturing equipment. All of these expenditures were financed from cash on hand. Capital expenditures in the comparable period in 2002 were $2.7 million, also resulting primarily from the upgrade of existing equipment. We expect quarterly capital expenditures in 2003 will increase from the amounts recorded in 2002 and will focus on the maintenance and technology requirements necessary for efficient production of specific key products.

On January 15, 2002, we received an investment by Finestar, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component and video display manufacturer and one of our competitors. The transaction, the net proceeds of which were approximately $49.0 million, included the issuance of a five-year subordinated convertible note, which carries a 3% interest rate and may be converted into shares of our common stock at the option of the holder at a conversion price of $11.00 per share, and the issuance of a five-year warrant to purchase an additional 1.55 million shares of our common stock at an exercise price of $11.50 per share. The conversion price of the convertible note and the exercise price of the warrant are both subject to adjustment upon the occurrence of certain specified events. Approximately $24.0 million of the net proceeds were used to pay down the balance on our then outstanding senior revolving credit facility, with the remaining funds to be used for general corporate purposes. Both parties have the right to redeem the note after three years.

Net cash used by financing activities for the twenty-six weeks ended June 27, 2003 was $14.0 million. This amount includes payments of long-term debt of $23.5 million on our prior credit facility and proceeds from the new credit facility of $10.5 million. At the end of the second quarter, despite fulfilling the significant cash obligations related to the closure of our Kindberg, Austria manufacturing facility, our debt, net of cash, which stood at $5.6 million on March 28, 2003, decreased to $4.9 million. This decrease was the result of decreases in accounts receivable and increases in accounts payable.

Based on current expectations and business conditions, we believe our cash and cash equivalents, available credit line, cash generated from operations and other financing activities will be adequate to meet working capital requirements, capital expenditure requirements, debt and capital lease obligations, contingent payments related to acquisitions, plant closure expenses and operating lease commitments for at least the next twelve months. We currently expect that these sources will also be adequate to fulfill our long-term capital requirements, although we continually evaluate options with respect to additional financing, including the sale of debt or equity instruments. Any such financing could have an adverse effect on our stock price and could dilute our stockholders’ ownership interest in our company.

Under the terms of the convertible note issued to Finestar, the holder has the right to require us to repurchase the note in its entirety at any time after January 15, 2005. If Finestar requests that the note be repaid at that time, we could face liquidity problems depending on market conditions and our results of operations between now and January 2005. We would, at that point, be forced to seek additional debt or equity financing to fulfill the obligation. If financing cannot be arranged, we would be forced to look to alternative sources to satisfy the amounts outstanding. We cannot be certain that such financing would be available at all or on terms favorable to us. In addition, we are continually reviewing alternatives to the financing provided by the Finestar debt.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into on or modified after May 31, 2003. For existing financial instruments, SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 on June 28, 2003 and there was no material impact on our financial position, results of operations or cash flows from adoption.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 was effective upon issuance for certain disclosure requirements and for variable interest entities created after January 1, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 for all other variable interest entities. We do not expect any impact on our financial position, results of operations or cash flows from adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. From time-to-time, we have employed policies and procedures to manage exposure to changes in interest rates and fluctuations in the value of foreign currencies. It is our policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet our objectives as stated above. We do not enter into foreign currency or interest rate transactions for speculative purposes.

Our exposure to market risk relates to our borrowings under our revolving credit facility which are subject to changes in interest rates, specifically LIBOR or the Prime Rate plus a margin. We do not believe that changes in market rates will result in significant changes in our financial position and results from operations. We have managed interest rate risk through the use of interest rate swaps pursuant to which we exchange our floating rate interest obligations for fixed rates. The fixing of the interest rates offsets our exposure to the uncertainty of floating interest rates during the term of the loans. As of June 27, 2003, we had no outstanding interest rate swaps.

We have significant assets and operations in Europe and Asia and, as a result, our financial performance could be affected by significant fluctuations in foreign exchange rates, primarily the euro. To mitigate potential adverse trends, our operating strategy takes into account changes in exchange rates over time. Accordingly, we may enter into various forward contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. As of June 27, 2003, we had no outstanding foreign currency forward exchange contracts.

Item 4.	Controls and Procedures

Based on their evaluation, as of a date within ninety days of the filing of this Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. Although the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, management’s evaluation provided reasonable assurance that these controls will be effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Artesyn Technologies, Inc. held its Annual Meeting of Shareholders on May 8, 2003

(b)	The following matters were voted upon at the Annual Meeting of Shareholders:

1.	The shareholders voted the election of the nominees for Directors for a term to expire at the Annual Meeting of Shareholders to be held in 2004. The nominees, all of whom were elected, were Edward S. Croft III, Lawrence J. Matthews, Joseph M. O’Donnell, Stephen A. Ollendorf, Phillip A. O’Reilly, Bert Sager, A. Eugene Sapp Jr., Ronald D. Schmidt, Lewis Solomon, and John M. Steel. The Inspectors of Election certified the following vote tabulations.

	For	Withheld
Edward S. Croft, III	34,712,485	1,098,581
Lawrence J. Matthews	34,887,349	923,717
Joseph M. O’Donnell	35,030,867	780,199
Stephen A. Ollendorff	34,808,695	1,002,371
Phillip A. O’Reilly	3,4007,639	1,803,427
Bert Sager	33,837,033	1,974,033
A. Eugene Sapp, Jr.	35,287,299	523,767
Ronald D. Schmidt	35,286,365	524,701
Lewis Solomon	34,014,282	1,796,784
John M. Steel	27,247,265	8,563,801

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.
10	1990 Outside Directors Stock Option Plan as amended May 8, 2003

31.1	Certification by the Chief Executive Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the thirteen week period ended June 27, 2003, we filed the following current reports on Form 8-K:

a)	On April 23, 2003, we announced 2003 first quarter financial results.
b)	On April 28, 2003, we furnished a transcript of a conference call and webcast held on April 22, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTESYN TECHNOLOGIES, INC.

Date: August 4, 2003

	By:	/s/ RICHARD J. THOMPSON
Richard J. Thompson Vice President-Finance Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10	1990 Outside Directors Stock Option Plan as amended May 8, 2003

31.1	Certification by the Chief Executive Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.