Form 10-Q
period 2003-09-26
ARTESYN TECHNOLOGIES INC
filed 2003-11-07
CIK 23071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2003

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

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of October 24, 2003 was 38,732,250 shares.

Artesyn Technologies, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARTESYN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	September 26, 2003	December 27, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$95,761	$65,001
Accounts receivable, net of allowances of $3,038 and $3,121 at September 26, 2003 and December 27, 2002, respectively	42,506	44,235
Inventories, net	49,602	55,588
Prepaid expenses and other	2,754	1,926
Deferred income taxes, net	15,792	16,234

Total current assets	206,415	182,984

Property, Plant & Equipment, Net	65,470	78,631

Other Assets
Goodwill	19,218	18,676
Deferred income taxes, net	19,123	18,803
Other assets, net	7,445	4,493

Total other assets	45,786	41,972

Total Assets	$317,671	$303,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$40,914	$37,451
Accrued and other current liabilities	49,548	56,508

Total current liabilities	90,462	93,959

Long-Term Liabilities
Long-term debt and capital leases	10,000	23,004
Subordinated convertible debt	90,000	46,517
Other long-term liabilities	16,860	16,661

Total long-term liabilities	116,860	86,182

Total liabilities	207,322	180,141

Commitments and Contingencies
Shareholders’ Equity	110,349	123,446

Total Liabilities and Shareholders’ Equity	$317,671	$303,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTESYN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands Except Per Share Data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Sales	$88,035	$86,020	$257,534	$267,420
Cost of Sales	69,798	76,599	210,560	234,724

Gross Profit	18,237	9,421	46,974	32,696

Operating Expenses
Selling, general and administrative	9,843	8,002	28,830	26,596
Research and development	8,625	8,537	25,397	25,399
Restructuring charges	1,433	1,449	5,037	9,574
Impairment of goodwill	—	51,856	—	51,856

Total Operating Expenses	19,901	69,844	59,264	113,425

Operating Loss	(1,664)	(60,423)	(12,290)	(80,729)

Loss on Debt Extinguishment	(3,095)	—	(3,723)	—
Interest Expense, net	(1,207)	(1,504)	(3,168)	(5,181)

Loss Before Income Taxes	(5,966)	(61,927)	(19,181)	(85,910)
Benefit for Income Taxes	(722)	(6,256)	(2,323)	(12,732)

Net Loss	$(5,244)	$(55,671)	$(16,858)	$(73,178)

Basic and Diluted Loss per Share	$(0.14)	$(1.45)	$(0.44)	$(1.91)

Weighted Average Common and Common Equivalent Shares Outstanding	38,709	38,382	38,542	38,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTESYN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

For the Thirty-Nine Weeks Ended September 26, 2003

(Amounts in Thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Foreign Currency Translation Adjustment	Compre- hensive Loss
	Shares	Amount
Balance, December 27, 2002	38,389	$384	$127,887	$7,581	$(12,406)	—
Issuance of common stock	296	3	899	—	—	—
Issuance of common stock under stock option plans	42	—	104	—	—	—
Adjustment to value of warrants in connection with convertible subordinated debt	—	—	181	—	—	—
Net loss	—	—	—	(16,858)	—	$(16,858)
Foreign currency translation adjustment, net of tax provision of $(355)	—	—	—	—	2,574	2,574

Comprehensive loss	—	—	—	—	—	$(14,284)

Balance, September 26, 2003	38,727	$387	$129,071	$(9,277)	$(9,832)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTESYN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	September 26, 2003	September 27, 2002
Operating Activities:
Net loss	$(16,858)	$(73,178)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,496	20,555
Deferred income tax benefit	(2,323)	(12,732)
Provision for inventory write-down	1,109	9,149
Loss on debt extinguishment	3,723	—
Accretion of convertible subordinated debt	1,064	1,279
Gain on foreign currency transactions	(608)	(4,335)
Impairment of goodwill	—	51,856
Other non-cash charges	1,626	5,282
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	2,635	20,853
Inventories	6,397	19,749
Prepaid expenses and other	(436)	4
Accounts payable and accrued liabilities	862	(2,142)

Net Cash Provided by Operating Activities	14,687	36,340

Investing Activities:
Capital expenditures	(4,246)	(4,275)
Proceeds from sale of property, plant & equipment	524	400
Payments related to acquisitions	(4,259)	(3,325)

Net Cash Used in Investing Activities	(7,981)	(7,200)

Financing Activities:
Proceeds from issuance of convertible senior subordinated notes due 2010, net of financing costs	86,275	—
Proceeds from issuance of long-term debt, net of financing costs	9,439	—
Proceeds from issuance of convertible senior subordinated note due 2007 and warrants, net of financing costs	—	49,000
Principal payments on convertible debt	(50,000)	—
Principal payments on debt and capital leases	(23,509)	(45,873)
Proceeds from exercises of stock options	104	742

Net Cash Provided by Financing Activities	22,309	3,869

Effect of Exchange Rate Changes on Cash and Equivalents	1,745	1,917

Change in Cash and Equivalents	30,760	34,926
Cash and Equivalents, Beginning of Period	65,001	54,083

Cash and Equivalents, End of Period	$95,761	$89,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 26, 2003

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

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly the consolidated financial position, results of operations and cash flows of Artesyn Technologies, Inc. The results of operations for the thirteen and thirty-nine weeks ended September 26, 2003 are not necessarily indicative of the results that may be expected for the entire 2003 fiscal year. In addition, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 2002 Annual Report on Form 10-K.

For purposes of clarity, as used herein, the terms “we,” “us,” “our,” “our company” and “Artesyn” shall mean Artesyn Technologies, Inc. and its subsidiaries (unless the context indicates another meaning).

2.	Inventories

The components of inventories, net are as follows ($000s):

	September 26, 2003	December 27, 2002
Raw materials	$17,366	$24,105
Work-in-process	8,466	9,304
Finished goods	23,770	22,179

	$49,602	$55,588

3.	Accrued Liabilities

The components of accrued and other current liabilities are as follows ($000s):

	September 26, 2003	December 27, 2002
Accrued and other current liabilities:
Compensation and benefits	$12,812	$13,858
Income taxes payable	13,046	6,958
Warranty reserve	7,455	5,378
Restructuring reserve (current portion)	6,376	16,348
Deferred acquisition payments	—	4,284
Other	9,859	9,682

	$49,548	$56,508

At September 26, 2003 and December 27, 2002, other accrued liabilities consisted primarily of accruals for professional fees, consulting, insurance, interest, deferred income and other taxes. The components of other long-term liabilities are as follows:

	September 26, 2003	December 27, 2002
Other long-term liabilities:
Restructuring reserve	$9,228	$9,139
Director’s pension plan	1,078	1,062
Deferred income tax liabilities	6,554	6,460

	$16,860	$16,661

4.	Product Warranty

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

Changes in our product liability are as follows ($000’s):

	For the Thirty-Nine Weeks Ended
	September 26, 2003	September 27, 2002
Balance, beginning of period	$5,378	$6,197
Warranties issued during the period	4,323	2,886
Settlements made during the period	(2,246)	(3,907)

Balance, end of period	$7,455	$5,176

5.	Restructuring and Related Charges

During 2001 and 2002, we implemented plans to restructure our operations due to the significant reduction in customer demand for our products that had resulted in excess manufacturing capacity and costs. Our restructuring activities address these issues and are comprised of the following elements:

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

Pursuant to our restructuring plan, during the thirteen and thirty-nine weeks ended September 26, 2003, we recorded restructuring and related charges totaling approximately $1.4 million and $5.0 million, respectively. This amount included employee and facility expenses related to the closure of our Kindberg, Austria and planned closure of our Youghal, Ireland manufacturing facilities. Other headcount reductions, asset write-offs and facility closure expenses are included in this charge. The components of this charge, along with the 2003 activity related to these and other restructuring charges, are presented in the following table ($000’s):

	Accrued Liability at December 27, 2002	2003 Activity			Accrued Liability at September 26, 2003
		Restructur- ing Charge	Charges to Reserve
			Cash	Non-Cash
Employee termination costs	$8,879	$1,958	$(8,649)	$—	$2,188
Liability for payback of developmental grants	2,654	—	204	—	2,858
Facility closures	13,954	3,079	(4,566)	(1,909)	10,558

	$25,487	$5,037	$(13,011)	$(1,909)	$15,604

The charge for facility closures is comprised of write-offs of equipment and other fixed assets to be disposed of or abandoned and an estimate of the future lease commitments and buyout options for those locations being closed, after considering sublease and time-to-market expectations. We closed our Kindberg, Austria facility in April 2003 and our Youghal, Ireland plant in September 2003. The disposal of assets related to the two closures will be completed by the end of the fourth quarter of 2003. Remaining lease payments for the closed facilities, which total approximately $9.5 million, extend into 2006 (remaining lease payments are recorded in both current and long-term liabilities). We will continue to aggressively market these locations in an attempt to secure sublease arrangements on favorable terms.

The restructuring plans include the termination and payment of related severance benefits for approximately 1,900 employees (1,200 direct labor, 500 indirect labor and 200 administrative), of which approximately 1,700 employees have been terminated as of September 26, 2003. The remaining terminations and associated termination payments will be made during the balance of 2003.

The charges for payback of developmental grants relate to the planned headcount reduction at our Ireland location. We were granted development funds by the Irish government subject to the condition we maintain a work force of approximately 300 employees. The planned restructuring actions at the facility will result in a headcount significantly below 300 employees, triggering an obligation to repay the grants. In September 2003, we negotiated a supplemental agreement with the Irish government containing a payment schedule for the amounts in question, resulting in the reclassification of the liability from short-term to long-term.

As part of ongoing restructuring efforts, we expect to record total charges of approximately $5.3 million in 2003, primarily related to non-exit costs that were not yet incurred when the restructuring was recognized in 2002, such as stay bonuses and equipment transportation expenses.

6.	Convertible Debt

In August 2003, we completed a private placement to qualified institutional buyers of $90 million of 5.5% Convertible Senior Subordinated Notes due in 2010. Net proceeds from this placement were $86.3 million. The notes bear interest at 5.5%, payable semiannually on February 15 and August 15 of each year beginning on February 15, 2004. Holders of the notes may convert the notes into shares of our common stock at any time prior to the maturity date of the notes (unless previously redeemed or repurchased) at a conversion price of $8.064 per share (equivalent to an initial conversion rate of approximately 124.0079 shares per $1,000 principal amount of notes), subject to adjustments for certain events as set forth in the registration statement on Form S-3 filed after the completion of the offering. On or after August 15, 2008 we may redeem some or all of the notes at 100% of their principal amount plus accrued and unpaid interest to, but excluding, the redemption date.

On January 15, 2002, we received an investment by Finestar International Limited, or Finestar, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component, and video display manufacturer and one of our competitors. This investment consisted of the issuance of a $50.0 million five-year subordinated convertible note and a warrant to purchase up to 1.55 million shares of our common stock. With a portion of the net proceeds from the private placement described above, we fully paid the convertible note held by Finestar, which resulted in a $3.1 million loss on debt extinguishment in the third quarter of 2003. Additionally, because the Finestar note has been paid in full, the shares of common stock underlying the convertible note are no longer issuable upon conversion or subject to the registration statement on Form S-3 filed in connection with the Finestar transaction.

In addition, the warrant we issued to Finestar will remain outstanding. Due to the weighted average anti-dilution protection feature in the original warrant agreement with Finestar, the exercise price of the warrant was adjusted to $10.83 per share from $11.50 per share in connection with the convertible senior subordinated notes issued in September 2003. The $0.2 million change in the fair value of the warrants was recorded as a cost of the convertible senior subordinated debt issuance.

7.	Credit Agreement

On March 28, 2003, we entered into a five-year, $35.0 million credit facility with Fleet Capital Corporation. The asset-based facility replaced our prior revolving credit facility that was due to expire in March 2004. The facility bears interest at LIBOR plus 2.25% or the bank’s Prime Rate plus 0.5%, and adjusts in the future based on the level of availability under the facility plus our domestic cash on hand (3.625% at September 26, 2003). While the availability on the facility is limited to $35.0 million, the amount available to be borrowed is based on our level of domestic accounts receivable and inventory, which is subject to changing business conditions. We are also subject to a financial covenant that only applies when the amount available to be borrowed plus cash deposited at Fleet Bank falls below a prescribed limit. Up to $5.0 million of the facility’s capacity can be used for letters of credit. On September 26, 2003, the amount available to be borrowed was approximately $21.3 million, of which $10.0 million was outstanding. Our asset-based facility is secured by our domestic assets, including a pledge of the stock of our domestic subsidiaries and 65% of the stock of certain of our foreign subsidiaries.

On the date the credit agreement was completed, we used $19.0 million of cash on hand to pay off the amounts outstanding on our previous credit facility. The remaining unamortized balance of deferred financing costs capitalized in connection with the previous credit facility of $0.6 million was written off as a loss on debt extinguishment.

8.	Income Taxes

In the thirteen and thirty-nine weeks ended September 26, 2003, a benefit for income taxes of 12.1% of the pretax loss was recorded compared to a benefit of 10.1% and 14.8%, respectively, in the same periods in 2002. The difference between the tax rates is the result of the non-deductibility of goodwill written off in 2002 and the geographical distribution of losses and losses in certain tax jurisdictions that require a valuation allowance for the related deferred tax benefits because it is not more likely than not that we will be able to benefit from those losses in the foreseeable future. We continually evaluate whether our deferred tax assets will be realized. If we continue to experience losses or elect to cease operations in certain overseas tax jurisdictions, we may need to record additional valuation allowances in the appropriate jurisdiction, and our effective tax rate could change significantly.

9.	Acquisitions and Divestitures

Effective March 27, 2000, we acquired 100% of the capital stock of Spider Software Limited, or Spider. Spider supplies embedded telecommunications and protocol software to the communications marketplace within our Communications Products segment. The purchase price included approximately $33.0 million of fixed cash payments, of which $28.0 million was paid in the first quarter of 2000. Of the remaining $5.0 million, $2.5 million was paid to the former owners of Spider on April 2, 2002, and $2.5 million was paid March 31, 2003. We initially forecasted up to an additional $10.0 million of contingent consideration that could have been earned based on Spider’s ability to achieve certain earnings targets through March 2003. For the earn-out period ending March 30, 2001, an additional $1.2 million in purchase price was recorded based on Spider’s results. Approximately $0.7 million of the earn-out was paid during 2001, with the remaining $0.5 million paid in the third quarter of 2002. No additional amounts were earned or paid related to the earnout periods ended March 31, 2002 and 2003.

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

During the third quarter of 2003, the former owners of AzCore have asserted that the final milestone has been met and the remaining $0.7 million in contingent consideration should be paid in accordance with the original agreement. We are currently evaluating the validity of this assertion. At this time, there can be no determination of the outcome of these discussions or if any additional payment will be required.

10.	Business Segments and Geographic Information

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

The table below presents information about reported segments. ($000s)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Sales
Power Conversion	$75,890	$77,678	$227,020	$243,549
Communications Products	12,145	8,342	30,514	23,871

Total	$88,035	$86,020	$257,534	$267,420

Operating Income (Loss)
Power Conversion	$(3,989)	$(43,488)	$(17,323)	$(60,287)
Communications Products	2,325	(16,935)	5,033	(20,442)

Total	$(1,664)	$(60,423)	$(12,290)	$(80,729)

	As of September 26, 2003	As of December 27, 2002
Assets
Power Conversion	$217,956	$245,945
Communications Products	41,946	39,310
Corporate	57,769	18,332

Total	$317,671	$303,587

11.	Legal Proceedings

On February 8, 2001, VLT, Inc. and Vicor Corporation filed a suit against us in the United States District Court of Massachusetts alleging that we have infringed and are infringing on U.S. Reissue Patent No. 36,098 entitled “Optimal Resetting of The Transformer’s Core in Single Ended Forward Converters”. By agreement, Vicor Corporation subsequently withdrew as plaintiff. VLT has alleged that it is the owner of the patent and that we have manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. The suit requests that the we pay damages, including royalties, lost profits, interest, attorneys’ fees and increased damages under 35 U.S.C. (S) 284. We have challenged the validity of the patent and have denied the infringement claims. Following factual discovery, the Court entertained briefs and arguments relating to the interpretation of the relevant patent claims in the VLT action and three other related cases filed by VLT against other defendants. On January 3, 2003, the Court issued four opinions construing relevant language from the claims. Based on the district court’s claim construction rulings, we reached an agreement with VLT on a stipulated judgment, which the court entered on May 31, 2003.

In the stipulated judgment, VLT agreed that, under the district court’s construction, most of the products that were originally accused of infringement (representing over 90% of the accused sales volume) did not infringe the patent. In exchange, we have agreed that, under the district court’s claim construction, the patent is valid and enforceable, and one category of products (representing less than 10% of the accused sales) did infringe the patent, prior to its expiration in February of 2002. Due to the patent expiration, the parties agree that no current Artesyn products can infringe on the patent.

The respective parties each disagree with certain aspects of the district court’s claim construction, and the stipulated judgment allows the parties to appeal the construction to the United States Court of Appeals for the Federal Circuit in Washington D.C. Both parties have now filed such an appeal. On appeal, we intend to seek a different claim construction that would invalidate the patent, thereby exonerating all of our products. We also believe that VLT intends to ask the appellate court to reverse aspects of the judgment so that it can seek to recapture our sales that did not infringe under the stipulated judgment. We have agreed with VLT that if the appellate court changes the claim construction the parties then will be free to argue their respective positions about patent validity or invalidity, enforceability or unenforceability, and infringement or non-infringement, with respect to all of the accused products. At this time, no determination of the outcome of the appeals or any proceedings after the appeals can be reasonably estimated. Although we believe that we have a strong defense to the claims asserted by VLT, if we eventually were found liable to pay all of the damages requested by VLT, such a payment could have a material adverse effect on our business, operating results and financial condition.

Alternatively, if the judgment is affirmed on appeal, then the remaining issue will be an accounting of damages that we owe to VLT on the limited sales of the remaining category of its products that infringe under the stipulated judgment. The parties have not agreed as to the standard or amount of damages that would be owed in that event, but we believe that such damages would not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

We are a party to various other legal proceedings, which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, we believe that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

12.	Comprehensive Loss

The components of our comprehensive loss are as follows ($000s):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Net loss	$(5,244)	$(55,671)	$(16,858)	$(73,178)
Foreign currency translation adjustment	91	432	2,929	5,733
Effect of changes in the fair value of derivative	—	108	—	329
Provision for income taxes	(11)	(145)	(355)	(1,637)

	80	395	2,574	4,425

Comprehensive loss	$(5,164)	$(55,276)	$(14,284)	$(68,753)

13.	Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based compensation for employees and non-employee directors. In accordance with APB 25, because the exercise price of our stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized for our fixed stock option plans. Pro forma information regarding net loss and loss per share is required by SFAS 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, and has been determined as if we had accounted for our employee and outside directors stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirty-Nine Weeks Ended
	September 26, 2003	September 27, 2002
Risk-free interest rate	2.2%	3.1%
Dividend yield	—	—
Expected volatility	95%	98%
Expected life	3.3 years	3.9 years

Artesyn’s pro forma information follows ($000s except per share data):

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Net Loss:	As reported	$(5,244)	$(55,671)	$(16,858)	$(73,178)
	Pro forma expense, net of tax effect	(1,247)	(2,335)	(4,609)	(8,414)

	Pro forma	$(6,491)	$(58,006)	$(21,467)	$(81,592)

Loss per share Basic and Diluted:	As reported	$(0.14)	$(1.45)	$(0.44)	$(1.91)

	Pro forma	$(0.17)	$(1.51)	$(0.56)	$(2.13)

The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results.

14.	Issuance of Common Stock

On February 4, 2003, we issued 295,535 shares of our common stock in order to fulfill the commitment made by our Board of Directors to match the contribution of the employees participating in the Artesyn 401(k) savings plan, pursuant to which employees may elect to purchase our common stock or make other investment elections. The shares were registered pursuant to a shelf registration of 1,000,000 shares of common stock filed with the Securities and Exchange Commission on Form S-8 (Commission File Number 333-102854) on January 31, 2003.

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

In January 2003 the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Although the FASB is discussing modifications to the proposal that could impact the effective date as originally issued, FIN No. 46 was effective for variable interest entities created after January 1, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 for all other variable interest entities. We do not expect any impact on our financial position, results of operations or cash flows from adoption.

In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The consensus also supersedes certain guidance set forth in SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003. We adopted this new pronouncement effective July 1, 2003 and are applying the provisions of this statement on a prospective basis subsequent to that date. The impact to our financial position, results of operations, and cash flows would not have been materially different had we adopted this new pronouncement on January 1, 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q. With the exception of historical information, the matters discussed below may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. We caution readers that a number of important factors, including those identified in the section entitled Risk Factors that May Affect Future Results in our most recently filed annual report on Form 10-K and our most recently filed statement on Form S-3, as well as factors discussed in other reports filed with the Securities and Exchange Commission, could affect our actual results and cause them to differ materially from those expressed in the forward-looking statements.

Results of Operations

For the Thirteen and Thirty-Nine Weeks Ended September 26, 2003 compared to the Thirteen and Thirty-Nine Weeks Ended September 27, 2002

Sales. Sales for the thirteen weeks ended September 26, 2003 were $88.0 million, a 2% increase from $86.0 million in sales recorded in the same period in 2002. The increase in revenue is primarily the result of increases in revenue from the wireless market in our Communications Products segment partially offset by decreases in our Power Conversion segment, primarily with our computing and storage customers. For the thirty-nine weeks ended September 26, 2003, sales were $257.5 million, a decrease of $9.9 million, or 4%, from sales recorded in the comparable 2002 period. The decrease was primarily due to weaker demand in the computing and storage markets in our Power Conversion segment somewhat offset by increases in revenue from our wireless market primarily within our Communications Product segment. While we have seen some stabilization in our end markets, we believe our overall trend should result in flat to modest growth for the remainder of the year, but we would also expect to experience variability in the individual markets we serve based on demand for our customers’ end product and reductions in their levels of inventory.

Gross Margin. Gross margin increased $8.8 million, or 94%, from $9.4 million in the third quarter of 2002 to $18.2 million in the third quarter of 2003. The increase in gross margin was primarily the result of manufacturing cost reductions ($6.4 million) and improvements in volume and sales mix ($1.7 million). Manufacturing costs were reduced due to the closure of our Kindberg, Austria factory in April 2003, the closure of our Youghal, Ireland factory in September 2003, headcount reductions across all of our factories and lower inventory charges for excess and obsolete inventory due to the significant reduction in inventory on hand. Sales mix was favorable as sales in our Communications Products segment increased significantly over the prior year. Sales in our Communications Products segment generally have higher margins than our other products, accounting for the favorable variance attributable to sales mix. The remainder of the favorable variance is attributable to, among other factors, the negative effect of supplier cancellation charges that had been recorded in the third quarter of 2002 ($1.1 million).

For the thirty-nine weeks ended September 26, 2003, gross margin was $47.0 million compared to $32.7 million for the comparable period in 2002, an increase of 44%. The increase in gross margin was primarily the result of manufacturing cost reductions ($14.2 million) and favorable revenue and sales mix in our Communications Products segment ($5.7 million), partially offset by the effect of decreased revenue and sales mix in the Power Conversion segment ($5.9 million).

As a percent of revenue, gross margin improved from 11.0% in the third quarter of 2002 to 20.7% in the third quarter of 2003. For the thirty-nine weeks ended September 26, 2003, our gross margin as a percent of revenue increased from 12.2% in the same period in 2002 to 18.2%.

We have implemented several cost savings initiatives during the last two years to ensure that our level of expenses matches the level of demand for our products. These measures are explained in further detail in “Restructuring and Related Charges” below. We have closed several manufacturing and engineering facilities worldwide, and have consolidated all functions provided by these facilities into other facilities throughout the world, primarily in Hungary and China. The closure of our Kindberg, Austria manufacturing facility was completed in April 2003, and the closure of our Youghal, Ireland facility was completed in September 2003.

Operating Expenses. Selling, general and administrative expenses were $9.8 million (or 11% of sales) in the third quarter of 2003, compared with $8.0 million (or 9% of sales) in the third quarter of 2002, an increase of $1.8 million. For the thirty-nine weeks ended September 26, 2003, selling, general and administrative expenses were $28.8 million (or 11% of sales), compared to $26.6 million (or 10% of sales) in the same period in 2002. During the thirteen and thirty-nine weeks ended September 27, 2002, we recorded gains from changes in foreign currency exchange rates of $1.6 million and $4.3 million, respectively. In the same periods in 2003, we recorded a loss of $0.1 million and a gain of $0.6 million from changes in foreign currency exchange rates. The variation in the gain/loss on changes in foreign currency exchange rates is the primary reason for the increases in selling general and administrative expenses in 2003 compared to 2002. The fluctuation in foreign currency exchange rates is generally unpredictable. Excluding the effect of foreign currency exchange rates, selling, general and administrative expenses were $9.8 million and $29.4 million, respectively, for the thirteen and thirty-nine weeks ended September 26, 2003. This compares to $9.6 million and $30.9 million for the comparable periods in 2002. The decrease in selling, general and administrative expenses, excluding the effects of foreign currency translation for the thirty-nine weeks ended September 26, 2003 compared to 2002, is primarily the result of lower headcount and facilities expenses as a result of cost reduction initiatives. We anticipate the level of selling, general and administrative expenses for the remainder of the year to be consistent with the amounts recorded in the first three quarters of 2003.

Research and Development Expenses. For the thirteen weeks ended September 26, 2003, research and development expenses totaled $8.6 million, or 10% of sales, compared to $8.5 million, or 10% of sales, in the comparable period in 2002, an increase of $0.1 million or 1%. Research and development expenses were $25.4 million, or 10% of sales, for both thirty-nine week periods ended September 26, 2003 and September 27, 2002.

Restructuring and Related Charges. During 2001 and 2002, we implemented plans to restructure our operations due to the significant reduction in customer demand for our products that had resulted in excess manufacturing capacity and costs. Our restructuring activities address these issues and are comprised of the following elements:

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

Pursuant to our restructuring plan, during the thirteen and thirty-nine weeks ended September 26, 2003, we recorded restructuring and related charges totaling approximately $1.4 million and $5.0 million, respectively. This amount included employee and facility expenses related to the closure of our Kindberg, Austria and planned closure of our Youghal, Ireland manufacturing facilities. Other headcount reductions, asset write-offs and facility closure expenses are included in this charge. The components of this charge, along with the 2003 activity related to these and other restructuring charges, are presented in the following table ($000’s):

	Accrued Liability at December 27, 2002	2003 Activity			Accrued Liability at September 26, 2003
		Restructur- ing Charge	Charges to Reserve
			Cash	Non-Cash
Employee termination costs	$8,879	$1,958	$(8,649)	$—	$2,188
Liability for payback of developmental grants	2,654	—	204	—	2,858
Facility closures	13,954	3,079	(4,566)	(1,909)	10,558

	$25,487	$5,037	$(13,011)	$(1,909)	$15,604

The charge for facility closures is comprised of write-offs of equipment and other fixed assets to be disposed of or abandoned and an estimate of the future lease commitments and buyout options for those locations being closed, after considering sublease and time-to-market expectations. We closed our Kindberg, Austria facility in April 2003 and our Youghal, Ireland plant in September 2003. The disposal of assets related to the two closures will be completed by the end of the fourth quarter of 2003. Remaining lease payments for the closed facilities, which total approximately $9.5 million, extend into 2006 (remaining lease payments are recorded in both current and long-term liabilities). We will continue to aggressively market these locations in an attempt to secure sublease arrangements on favorable terms.

The restructuring plans include the termination and payment of related severance benefits for approximately 1,900 employees (1,200 direct labor, 500 indirect labor and 200 administrative), of which approximately 1,700 employees have been terminated as of September 26, 2003. The remaining terminations and associated termination payments will be made during the balance of 2003.

The charges for payback of developmental grants relate to the planned headcount reduction at our Ireland location. We were granted development funds by the Irish government subject to the condition we maintain a work force of approximately 300 employees. The planned restructuring actions at the facility will result in a headcount significantly below 300 employees, triggering an obligation to repay the grants. In September 2003, we negotiated a supplemental agreement with the Irish government containing a payment schedule for the amounts in question, resulting in the reclassification of the liability from short-term to long-term.

As part of ongoing restructuring efforts, we expect to record total charges of approximately $5.3 million in 2003, primarily related to non-exit costs that were not yet incurred when the restructuring was recognized in 2002, such as stay bonuses and equipment transportation expenses.

Impairment of Goodwill. During the third quarter of 2002, we completed our annual assessment of the impairment of goodwill. As a result, we recognized a goodwill impairment loss of approximately $51.9 million in the third quarter of 2002. We completed the same annual assessment in 2003, and no additional impairment was recognized. We will continue to perform our annual assessment of the value of goodwill and will recognized additional impairments if it becomes necessary. At this time, however, we are not anticipating an impairment loss unless business conditions deteriorate.

Loss on Debt Extinguishment. Losses on debt extinguishment were $3.1 million and $3.7 million for the thirteen and thirty-nine weeks ended September 26, 2003. In the third quarter of 2003, we completed a private placement to qualified institutional investors of $90.0 million of 5.5% convertible senior subordinated notes due 2010. A portion of the net proceeds from the placement was used to pay off our then outstanding $50.0 million obligation to Finestar. We had issued a $50.0 million convertible senior subordinated note and a warrant to purchase an additional 1.5 million shares of common stock to Finestar in January 2002. We attributed approximately $4.5 million of the value of the transaction to the warrant, and we were accreting the balance of the debt, as required, back to the face value of the notes when the placement was completed in the third quarter of 2003. The remaining accretion, approximately $2.4 million, was charged to loss on debt extinguishment when the Finestar note was paid. In addition, the remaining unamortized issuance costs of $0.7 million related to Finestar transaction were also written off as part of the loss on debt extinguishment in the third quarter.

Interest Expense, net. Net interest expense for the thirteen weeks ended September 26, 2003 was $1.2 million compared to $1.5 million in the same period in 2002, a decrease of $0.3 million or 20%. For the thirty-nine weeks ended September 26, 2003, net interest expense was $3.2 million, a decrease from $5.2 million in the comparable period in 2002. We entered 2003 with substantially lower borrowings on our revolving senior credit facility compared to the beginning of 2002 due to strategic actions and an emphasis on working capital management. During the first quarter of 2003, we replaced our then existing revolving credit facility with a new, $35.0 million, five-year revolving asset-based credit facility with Fleet Capital Corporation. In connection with the termination of our prior facility and entering into the new asset-based credit facility, the outstanding debt on our credit facility was further reduced to $10.0 million, compared to $56.0 million at the end of the third quarter of 2002. The reduction in interest expense was primarily the result of the reduced level of borrowings.

As discussed above, the debt previously outstanding with Finestar was paid off in the third quarter of 2003. As a result of the placement of convertible senior subordinated notes due 2010, the $50.0 million in debt outstanding with Finestar at 3% was replaced with $90.0 million in debt at 5.5%. In addition, the accretion expense recorded in 2002 and 2003 related to the Finestar debt will no longer be recorded, somewhat offsetting the effect of the additional borrowings and the higher interest rate. As a result, our expectations are that interest expense will be higher in the fourth quarter of 2003 than in each of the first three quarters of the year.

Benefit for Income Taxes. In the thirteen weeks ended September 26, 2003, a benefit for income taxes of 12.1% of the pretax loss was recorded compared to a benefit of 10.1% in the same period in 2002. For the thirty-nine weeks ended September 26, 2003 a benefit for income taxes of 12.1% of the pretax loss was recorded compared to a benefit of 14.8% in the same period in 2002. The difference between the tax rates is the result the non-deductibility of goodwill written off and losses in certain tax jurisdictions that require a valuation allowance for the related deferred tax benefits because it is not more likely than not that we will be able to benefit from those losses in the foreseeable future. We continually evaluate whether our deferred tax assets will be realized. If we continue to experience losses or elect to cease operations in certain overseas tax jurisdictions, we may need to record additional valuation allowances in the appropriate jurisdiction, and our effective tax rate could change significantly.

Net Loss. For the thirteen weeks ended September 26, 2003, our net loss was $5.2 million or $0.14 per diluted share, compared to net loss of $55.7 million, or $1.45 per diluted share, in the same period in 2002. For the thirty-nine weeks ended September 26, 2003, net loss was $16.9 million or $0.44 per diluted share, compared to a net loss of $73.2 million, or $1.91 per diluted share in the same period in 2002. In comparison to 2002, the improvement in net loss in 2003 resulted from the goodwill impairment loss recorded in 2002. In addition, there was improvement in gross margin as a result of cost savings in manufacturing due to the plant closures, other cost savings initiatives and improvements in sales mix.

Power Conversion

During the third quarter of 2003, sales for our Power Conversion segment were $75.9 million, a decrease of $1.8 million, or 2%, from the same period in 2002. For the thirty-nine weeks ended September 26, 2003, sales for the Power Conversion segment were $227.0 million, a decrease of $16.5 million, or 7%, from sales in the comparable period in the previous year. The decreases were primarily the result of decreased sales to the computing and storage markets in comparison with the prior year, somewhat offset by increases in sales to customers in the wireless market. While we have seen some stabilization in our end markets, we believe our overall trend should result in modest growth for the remainder of the year, but we would also expect to experience variability in the individual markets based on demand for our customers’ end product and reductions in their levels of inventory.

The operating loss recorded for our Power Conversion segment in the third quarter of 2003 was $4.0 million, a decrease from the $43.5 million loss recorded in the third quarter of 2002. The decrease was primarily the result of goodwill impairment ($35.0 million) recorded in 2002 and manufacturing cost reductions ($6.3 million) in 2003. These amounts were somewhat offset by a less favorable effect related to changes in foreign exchange rates ($1.6 million) in 2003 compared to the same period in 2002.

For the thirty-nine weeks ended September 26, 2003, the operating loss recorded by the Power Conversion segment was $17.3 million compared to an operating loss of $60.3 million in the same period in the prior year. The decrease is primarily the result of goodwill impairment ($35.0 million), manufacturing cost reductions ($13.2 million) and the lower restructuring charges ($3.7 million) recorded in 2003 in comparison with 2002, offset by the effect of changes in foreign exchange rates ($3.7 million), which were less favorable in 2003, and the negative effect of a lower sales volume.

Communications Products

Sales for our Communications Products segment in the third quarter of 2003 were $12.1 million, an increase of $3.8 million, or 46%, from the amount recorded in the same period in 2002. For the thirty-nine weeks ended September 26, 2003, sales for the Communications Products segment were $30.5 million, an increase of $6.6 million, or 28%, from the amount recorded in the comparable period of the previous year. The primary reason for the increase was higher sales to our customers in the wireless market.

In the thirteen weeks ended September 26, 2003, the Communications Products segment recorded operating income of $2.3 million compared to an operating loss of $16.9 million in the same period in 2002, a difference of $19.2 million. For the thirty-nine weeks ended September 26, 2003, operating income for the Communications Products segment improved from a loss of $20.4 million in the comparable period in 2002 to income of $5.0 million, a change of $25.4 million or 125%. The change was primarily due to a charge for goodwill impairment recorded in 2002, the increase in sales in 2003 and a higher proportion of revenue resulting from sales of software and integrated hardware/software products, which carry higher gross margins than other products.

Liquidity and Capital Resources

At September 26, 2003 our cash and cash equivalents increased to $95.8 million from $65.0 million at December 27, 2002. This increase reflects the issuance of convertible senior subordinated notes in the third quarter of 2003 partially offset by the repayment of the note to Finestar. In addition, the increase reflects a decrease in the balance of inventory ($6.4 million) and accounts receivable ($2.6 million) partially offset by the payment of deferred purchase price related to previous acquisitions.

On August 15, 2003, we completed the initial placement to qualified institutional investors of $75.0 million of our 5.5% in convertible senior subordinated notes due 2010, and subsequently sold an additional $15.0 million in convertible senior subordinated notes on August 27, 2003. The convertible senior subordinated notes will bear interest at 5.5% payable semi-annually beginning February 15, 2004, and will mature on August 15, 2010. On or after August 15, 2008, we may redeem some or all of the notes at 100% of their principal amount plus accrued and unpaid interest. Holders may convert the notes into shares of our common stock at any time prior to the maturity date of the notes at a conversion price of $8.064 per share (equivalent to an initial conversion rate of approximately 124.0079 shares per $1,000 principal amount of notes), subject to adjustment. There are no financial covenant requirements associated with the notes. Net proceeds from the issuance of convertible senior subordinated notes in the third quarter of 2003 were approximately $86.3 million.

On January 15, 2002, we received an investment by Finestar, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component and video display manufacturer and one of our competitors. After the first closing of our August 2003 placement of 5.5% convertible senior subordinated notes due 2010, we fully paid the convertible subordinated debt outstanding with Finestar. Additionally, because the Finestar note has been paid in full, the shares of our common stock underlying the convertible note are no longer issuable upon conversion or subject to the registration statement on Form S-3 filed in connection with the Finestar transaction.

On March 28, 2003, we entered into a new five-year, $35.0 million senior revolving credit facility with Fleet Capital Corporation. The asset-based facility replaced our prior senior revolving credit facility that was due to expire in March 2004. The new facility will initially bear interest at LIBOR plus 2.25% or Fleet Bank’s Prime Rate plus 0.5%, and will be adjusted in the future based on the level of availability under the facility plus our domestic cash on hand deposited with Fleet Bank (3.625% at June 27, 2003). While the availability under the facility is limited to $35.0 million, the amount available to be borrowed is based on our level of qualifying domestic accounts receivable and inventory, which is subject to changing business conditions. In addition to other affirmative and negative covenants customary for asset-based credit facilities, we are also subject to a financial covenant that is triggered when the amount available to be borrowed plus cash deposited with Fleet Bank falls below a prescribed limit. Up to $5.0 million of the facility’s capacity can be used for letters of credit. At September 26, 2003, the amount available to be borrowed was approximately $21.3 million, of which $10.0 million was outstanding.

On the date the agreement was completed, we used $19.0 million of cash on hand to pay off the amounts outstanding under our previous credit facility. We then borrowed $10.5 million on the new facility, resulting in a net reduction of total outstanding borrowings of $8.5 million.

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

AzCore was acquired in August 2000 for approximately $5.8 million of fixed cash payments and up to $8.0 million in contingent consideration based on the achievement of milestones specified in the purchase agreement. Through the end of 2001, several of these milestones had been reached and approximately $4.0 million in contingent consideration had been paid. In the first quarter of 2002, an additional $0.5 million contingent payment was made. During the third quarter of 2002, we recorded an additional $2.8 million in additional purchase price due to the probability that additional contingent payments would be earned. Of the amount recorded, $1.1 million was paid in the fourth quarter of 2002, $1.0 million in the first quarter of 2003 and $0.8 million in the second quarter of 2003. The remaining $0.7 million of consideration will be paid if the final milestone is met.

During the third quarter of 2003, the former owners of AzCore have asserted that the final milestone has been met and the remaining $0.7 million in contingent consideration should be paid in accordance with the original agreement. We are currently evaluating the validity of this assertion. At this time, there can be no determination of the outcome of these discussions or if any additional payment will be required.

Cash provided by operations was $14.6 million in the first three quarters of 2003 compared with $36.3 million in the comparable period in 2002. The significant cash from operations recorded in 2002 was primarily the result of the cash flow effect of decreases in accounts receivable ($20.9 million) and inventory ($19.7 million) due to the decrease in business activity we were experiencing at that time. This opportunity to reduce accounts receivable and inventory was limited in the first three quarters of 2003, as our levels of demand have stabilized somewhat in recent months. Inventory levels have continued to decline, but not to the extent we experienced in the first three quarters of 2002.

Capital expenditures in the first three quarters of 2003 totaled $4.2 million, primarily for the upgrade of existing manufacturing equipment. All of these expenditures were financed from cash on hand. Capital expenditures in the comparable period in 2002 were $4.3 million, also resulting primarily from the upgrade of existing equipment. We expect capital expenditures in 2003 will be higher than amounts recorded in 2002 and will focus on the maintenance and technology requirements necessary for efficient production of specific key products.

Net cash provided by financing activities for the thirty-nine weeks ended September 26, 2003 was $22.3 million. This amount includes payments of $23.5 million outstanding on our prior credit facility and $50.0 million to Finestar. The payments were offset by net proceeds from the issuance of our 5.5% convertible senior subordinated notes due 2010 in the third quarter of 2003, approximately $86.3 million, along with proceeds from the new credit facility of $9.4 million.

Based on current expectations and business conditions, we believe our cash and cash equivalents, available credit line, cash generated from operations and other financing activities will be adequate to meet working capital requirements, capital expenditure requirements, debt and capital lease obligations, contingent payments related to acquisitions, plant closure expenses and operating lease commitments for at least the next twelve months. We currently expect that these sources will also be adequate to fulfill our long-term capital requirements, although we continually evaluate options with respect to additional financing, including the sale of additional debt or equity instruments. Any such financing could have an adverse effect on our stock price and could dilute our stockholders’ ownership interest in our company.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. For existing financial instruments, SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 on June 28, 2003 and there was no material impact on our financial position, results of operations or cash flows from adoption.

In January 2003 the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Although the FASB is discussing modifications to the proposal that could impact the effective date as originally issued, FIN No. 46 was effective for variable interest entities created after January 1, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 for all other variable interest entities. We do not expect any impact on our financial position, results of operations or cash flows from adoption.

In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The consensus also supersedes certain guidance set forth in SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003. We adopted this new pronouncement effective July 1, 2003 and are applying the provisions of this statement on a prospective basis subsequent to that date. The impact to our financial position, results of operations, and cash flows would not have been materially different had we adopted this new pronouncement on January 1, 2002.

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

Our exposure to market risk relates to our borrowings under our revolving credit facility which are subject to changes in interest rates, specifically LIBOR and the Prime Rate plus a margin. We do not believe that changes in market rates will result in significant changes in our financial position and results from operations. We have managed interest rate risk through the use of interest rate swaps pursuant to which we exchange our floating rate interest obligations for fixed rates. The fixing of the interest rates offsets our exposure to the uncertainty of floating interest rates during the term of the loans. As of September 26, 2003, we had no outstanding interest rate swaps.

We have significant assets and operations in Europe and Asia and, as a result, our financial performance could be affected by significant fluctuations in foreign exchange rates, principally the euro. To mitigate potential adverse trends, our operating strategy takes into account changes in exchange rates over time. Accordingly, we may enter into various forward contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. As of September 27, 2003, we had no outstanding foreign currency forward exchange contracts.

Item 4.	Controls and Procedures

Based on their evaluation as of a date within ninety days of the filing of this report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) are effective. Although the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, management’s evaluation provided reasonable assurance that these controls will be effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Forward Looking Statements

Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on our current expectations with respect to future sales, operating efficiencies, research and development expenditures, growth and working capital needs. Such statements involve risks and uncertainties which may cause actual results to differ materially from those set forth in these forward-looking statements. Factors that might affect such forward-looking statements include, among others, fluctuation in end market demand, integration of operations and technology, market acceptance of existing and new products, dependence on and volatility of foreign sales, the potential for fluctuation in operating results and general technological changes which may render our existing products uncompetitive or obsolete and other risks described in our various reports filed with the SEC. Any forward-looking statements included in this Form 10-Q are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.

10.1	Promissory Note Payoff Agreement, dated August 1, 2003 by and between ARTESYN TECHNOLOGIES INC., a Florida corporation, and FINESTAR INTERNATIONAL LIMITED, a British Virgin Islands corporation.

10.2	Supplemental agreement made the 5th day of September 2003 between the INDUSTRIAL DEVELOPMENT AGENCY (IRELAND) , ARTESYN INTERNATIONAL LIMITED, and ARTESYN TECHNOLOGIES, INC.

31.1	Certification by the Chief Executive Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the thirteen week period ended September 26, 2003, we filed the following current reports on Form 8-K:

a)	On July 22, 2003, we announced 2003 second quarter financial results.

b)	On August 4, 2003, we announced our intention to offer $75.0 million of convertible senior subordinated notes.

c)	On August 8, 2003, we announced the pricing of our offering of $75.0 million of convertible senior subordinated notes.

d)	August 28, 2003, we announced the completion of our convertible senior subordinated debt offering.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artesyn Technologies, Inc.

Date: November 7, 2003

By:	/s/ Richard J. Thompson

Richard J. Thompson Vice President-Finance Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1	Promissory Note Payoff Agreement, dated August 1, 2003 by and between ARTESYN TECHNOLOGIES INC., a Florida corporation, and FINESTAR INTERNATIONAL LIMITED, a British Virgin Islands corporation.

10.2	Supplemental agreement made the 5th day of September 2003 between the INDUSTRIAL DEVELOPMENT AGENCY (IRELAND) , ARTESYN INTERNATIONAL LIMITED, and ARTESYN TECHNOLOGIES, INC.

31.1	Certification by the Chief Executive Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.