Form 10-K
period 2003-12-26
ARTESYN TECHNOLOGIES INC
filed 2004-03-10
CIK 23071

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 26, 2003

Commission File No. 0-4466

Artesyn Technologies, Inc.

(Exact name of Registrant as specified in its charter)

Florida	59-1205269
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

7900 Glades Road, Suite 500, Boca Raton, FL (Address of principal executive offices)	33434-4105 (Zip Code)

(561) 451-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
Common Stock Purchase Rights
(Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of common stock held by non-affiliates of the Registrant as of June 28, 2003, the last day of our most recently completed second fiscal quarter, was approximately $199 million.

      As of February 20, 2004, 38,879,808 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of our proxy statement for the annual meeting of shareholders to be held on May 6, 2004 are incorporated by reference into Part III hereof.

This Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. We caution readers that a number of important factors, including those identified in the section entitled “Risk Factors that May Affect Future Results” as well as factors discussed in our other reports filed with the Securities and Exchange Commission, could affect our actual results and cause them to differ materially from those expressed in the forward-looking statements. Forward-looking statements typically use words or phrases such as “estimate”, “plans”, “projects”, “anticipates”, “continuing”, “ongoing”, “expects”, “believes”, or words of similar import. Forward-looking statements included in this Form 10-K are made only as of the date hereof, based on information available as of the date hereof, and subject to applicable law to the contrary, we assume no obligation to update any forward-looking statements.

PART I

Item 1.	Business

     Overview

      We are a leader in the design, manufacture and sale of power conversion equipment and board level computing solutions incorporated into embedded communications systems. Our products are sold to Original Equipment Manufacturers, or OEMs, within four core market sectors in the communications industry — server & storage, wireless infrastructure, networking, and telecommunications. Our operations are global with design, manufacturing and sales resources in North America, Europe and Asia.

      We have provided components and solutions to the electronics industry since our establishment in 1968 as Computer Products, Inc. We changed our name to Artesyn Technologies, Inc. after our merger with Zytec Corporation in 1997. As a result of this merger, we changed our strategy to focus exclusively on the communications industry.

      Our business is organized into two operating segments, Power Conversion and Communications Products. The Power Conversion group designs, manufactures and sells AC/DC and DC/DC power conversion equipment. The Communications Products group designs, manufactures and sells Central Processing Unit, or CPU, boards and Wide Area Network input/output, or WAN I/O, boards bundled with software protocols embedded in communications infrastructure systems. The two segments share a strategic direction and many of the same customers, but have separate operations.

     Strategic Direction: Empowering Communications

      Our mission is to be the best supplier of products and services to our global communications customers at the lowest total cost of ownership. To fulfill our mission, we have developed the following strategic goals:

      Grow market share within existing markets and customer accounts. Our established customers are leaders within their market sectors, and we have long-standing relationships with them. We will continue to cultivate these relationships with the goal of growing our market share by meeting more of their power conversion and embedded system requirements. Additionally, we have a sales force that is dedicated to forming and fostering relationships with emerging customers in our core market sectors.

      Expand into new markets. We will continue to seek complementary markets for our current and new product designs by leveraging our technical know-how and knowledge of customer and industry sector needs. We successfully executed on this strategy in 2003 as we entered the radio frequency power amplification market by modifying existing technology to create a lower cost power conversion solution for our wireless infrastructure customers.

      Invest in technology to create new leading-edge solutions for customers and expand our product line. Our continued research and development investment in our Power Conversion and Communications Products businesses is instrumental in our ability to introduce leading-edge products to our customers. The research in our Power Conversion group is focused on Point-of-Load, or PoL, converters, a Distributed Power Architecture, or DPA, technology. Our PoL research is directed towards improving power densities, increasing switching speeds, and adding and integrating control functions for the power conversion module. New technologies and products for our Communications Products group include expanding our CPU boards with Intel-based CPU’s, new products and system architecture using the Advanced Telecommunications Computing Architecture, or ATCA, standard and increasing use of the Linux operating system.

      Leverage manufacturing and operating infrastructure to support growth. During the last three years, we implemented restructuring actions to reduce our manufacturing capacity and to lower our operating expense structure. With the consolidation of our manufacturing into low-cost locations, we believe we have sufficient manufacturing capacity to support expected growth with modest investment in plant and equipment. Our selling, administrative, and engineering organizations are scalable to support higher levels of business activity. This will allow us to meet our customers’ increasing needs while improving our profitability.

Power Conversion

     Overview

      The Power Conversion group is our primary business, accounting for 88%, 91% and 79% of our total sales in 2003, 2002 and 2001, respectively. Our products include AC/DC and DC/DC power supplies, also referred to as power converters.

      Power supplies are an essential element in the supply, regulation and distribution of electrical power in all electronic systems. To operate, these systems require a steady supply of electrical power at one or more voltage levels. AC/DC power supplies convert alternating current, or AC, from a primary source, such as a wall outlet or utility grid, into a precisely controlled direct current, or DC. DC/DC converters modify an existing DC voltage level to other DC voltage levels to meet the distinct power needs of the applications they are powering.

      We design our products to be used in complex communications systems such as mid- to high-end servers, data storage devices, routers, hubs, high-speed modems, access concentrators, radio frequency power amplification systems, base station controllers and base station transceivers. These systems require power supplies with higher levels of capability and reliability than those used in video gaming systems, mobile phones or other consumer products.

     Industry and Market

      According to Venture Data Corp., worldwide merchant power supply industry revenues are projected to be approximately $15 billion annually. The merchant power supply industry is extremely competitive and fragmented, made up of more than 1,000 companies ranging from billion-dollar multinationals to sole proprietors. Artesyn Technologies was the sixth largest power supply manufacturer in the world in 2002, according to Micro-Tech Consultants, and one of only seven companies with sales greater than $300 million.

      Our revenue is dependent on the success of our customers’ products and services in which our products are designed into as a component or sub-system. We are focused on the communications industry and our customers’ success is impacted by macroeconomic and industry trends, primarily corporate spending on information technology and capital spending by communication services providers. These areas experienced rapid growth in the late 1990’s through 2000 with the growth of the internet, expansion of networks within corporations and the increasing demand for wireless services. These technological advances required greater and more reliable power, driving demand for power conversion products and producing double-digit annual revenue growth in the power industry.

      However, the communications industry contracted sharply in 2001, 2002 and, to a lesser extent, in the first half of 2003, as consumers of computing and communications equipment became more conservative with their capital investment plans. This contraction negatively affected our performance as excess capacity throughout the power supply industry put greater downward pressure on power supply prices and compressed margins. Most companies in the power supply industry experienced substantial operating losses and implemented restructuring actions to reduce capacity. The downward trend appears to have ended in the fourth quarter of 2003 as evidenced by the higher revenues reported across the power industry.

      Without exception, electronic devices are becoming more complex, particularly within the communications industry. Microprocessors, Digital Signal Processors, or DSP’s, Field Programmable Gate Arrays, or FPGAs, and memory chips are growing progressively more powerful and are being utilized in smaller and smaller spaces. This is driving the following key trends that will influence the demand for power conversion products:

•	Lower semiconductor operating voltages;

•	Faster operating speeds of silicon devices;

•	Increasing number of voltages;

•	Need for higher efficiency and efficient heat distribution; and

•	Accelerated time to market.

      We believe that these trends will accelerate the movement to DPA systems. Traditionally, electronics systems have used centralized power architectures, whereby one centralized AC/DC power supply creates multiple output voltage levels, which are fed through a cable of wires to individual components requiring a low voltage direct current. With the increasing demands for lower semiconductor operating voltages, faster operating speeds, higher efficiency levels and more efficient heat distribution, a centralized AC/DC solution can become limited both technically and economically when providing the power requirements for today’s newest generation of complex semiconductors.

      The move to DPA addresses the increasing number of different and lower voltage and regulation requirements of the electronic systems being designed today. A DPA design incorporates multiple power processing or conversion locations distributed throughout the system. Typically, a “front-end” AC/DC power supply is used to convert an incoming AC voltage to an intermediate-level DC voltage, which is then fed to multiple DC/DC converters to generate the lower, regulated voltage requirements needed to power the semiconductor or peripheral load. The DC/DC converters are located throughout the system close to the device that uses power improving response time and heat distribution. Other advantages of a DPA are that it is upgradeable, flexible and expandable, and enables off-the-shelf products to be used to help shorten the time-to-market.

     Competitive Strengths

      As a global provider of power conversion equipment, we differentiate ourselves from the competition as follows:

      Global sales and engineering organized by customers. We have aligned our sales and engineering divisions by the market sectors and the customers we serve. The Power Conversion group is organized into three global business units focusing on our server and storage customers; our telecommunications and wireless customers; and sales to smaller “emerging’ customers as well as customers in segments outside of our core communications base.

      We believe this sales and engineering structure allows us to form close relationships with our customers and provides better service by anticipating general market and customer specific requirements. Additionally, by concentrating on specific markets, we are able to leverage our investments in applications and design engineering resources to better serve our customers.

      Industry leading technology development. We have industry-recognized engineers on staff dedicated to the design and development of new technologies that will meet our customers’ increasing demands. We have a high retention level of engineers and continue to grow our base of engineers globally to meet our development needs. Our power engineers have demonstrated an expertise in designing power solutions for the entire spectrum of power conversion architectures. Our research is focused on PoL converters and other DPA applications, which we believe have the greatest potential for growth.

      Broad product line. We market hundreds of products, ranging from one-watt PoL modules to several kilowatt AC/DC front ends. Customers can utilize our off-the-shelf standard products or request a modified or custom solution for their unique power needs. Our product line offers a complete DPA solution, including the AC/DC front end, intermediate DC/DC converters and PoL modules. As our customers move towards reducing the number of approved vendors, our ability to provide a complete power solution is critical in establishing our position as one of a limited number of strategic suppliers.

      Low cost global manufacturing structure. We have a global manufacturing presence with most of our products produced in China and Hungary, both low-cost manufacturing locations. We have been manufacturing in China for almost twenty years and are experienced in implementing the initial manufacture of new products designed at our engineering locations around the world. To support our manufacturing operations, we have also developed a global supply chain to focus on securing better leverage of our component costs, as well as to work with our designers to ensure we are coordinating the commonality of component usage in our products.

     Products

Our power conversion solutions are offered to customers through standard products, modified-standard products and custom products. Standard products, which are manufactured based on standard design topologies and are offered to customers off-the-shelf, provide for rapid time-to-market and minimal risk due to the proven design. They are ideal for low to moderate volume applications or for application-specific requirements. Modified-standard products are slightly customized from an existing product to meet a particular customer’s special requirements. Custom products are developed specifically for a single customer and are tailored to its performance, capability and cost requirements.

      Our product lines are classified as either an AC/DC or DC/DC power supply:

•	AC/DC Power Supplies. These products represent approximately 62% of our power conversion product sales. Typical AC/DC power supplies include open-frame, closed-frame and external units, as well as a series of rack-mountable front-end power supplies for DPA systems. Most are advanced switch mode designs ranging in power from a few watts to several kilowatts.

Rectifiers were recently added to our portfolio of front-end power supplies. In addition to converting AC to DC, these products can also charge batteries and are primarily used by wireless infrastructure customers in base stations. Our product is a new design of rectifier that is more efficient than the typical rectifier currently offered by our competitors.

•	DC/DC Power Supplies. These products represent approximately 38% of our power conversion product sales. Each market sector we focus on has embraced the use of DPA for their communication systems, and to respond, we have grown our DC/DC product portfolio to include one of the broadest ranges of power conversion products available in the industry today.

With the emergence of low-voltage, high performance silicon, the development of DC/DC converters has migrated toward smaller, highly efficient low voltage modules with higher current outputs and improved thermal performance. During 2003, we introduced a new line of ultra low-profile, high power board-mounted DC/DC converters known as the TyphoonTM line of products. The Typhoon converters provide increased output power capabilities at a relatively low voltage, improved conversion efficiencies and radical reductions in physical size from previous options.

Our fastest growing line of DC/DC converters provide power directly at the point of use and are referred to as PoL modules. The power requirements of advanced microprocessors, DSPs, FPGAs and memory chips can go from zero to full load in micro-seconds. In order to provide the low voltages, high currents and fast response time necessary, the power converter must be placed in close proximity to the semiconductor load. While we design and sell custom isolated PoL modules, we are also currently shipping eight distinct product families of non-isolated standard PoL products. During 2003, revenue from our PoL business continued to improve, resulting in sales of approximately $40 million, compared to sales of approximately $20 million in 2002.

     Sales and Distribution

      Commercially we have aligned our sales, application engineering and design resources by the market sectors and customers we serve.

      Our Power Conversion group is organized into three global strategic business units:

•	Enterprise Computing Group, or ECG, serves our server and storage customers such as Dell, EMC, Hewlett-Packard, IBM, Sun Microsystems and others.

•	Communications Infrastructure Group, or CIG, addresses the needs of telecommunications and wireless infrastructure customers such as Alcatel, Ericsson, Lucent, Motorola, Nortel, Siemens and others.

•	Marketing and Standard Products Group, or MSP, provides standard and modified-standard products to emerging customers through direct sales, manufacturer’s representatives and global distributors.

      Each group has dedicated sales people supported by applications engineers knowledgeable in both power technology and the customer product applications. Additionally, both ECG and CIG have design teams strategically located near our customers’ design teams to customize or create new products to meet their specific requirements, time-to-market and required price points.

      MSP has in-house regional sales representatives who oversee our network of manufacturers’ representatives. These representatives are part of an independent sales force that manages sales for emerging customers, some key accounts in remote locations and customers outside of our core communications market. During 2002, we established the first pan-European network of independent manufacturers’ representatives to sell power supplies. Our MSP sales force also manages sales of our power supplies to stocking distributors, including Arrow Electronics and Avnet, and liaises with the contract manufacturers who provide manufacturing services to our customers.

     Manufacturing

      A typical power supply generally consists of the combination of printed circuit boards along with a number of electronic and magnetic components attached. In many cases, these components can be combined in a sheet metal chassis that provides a structure for the finished product. The production of our power supplies involves the combination of these components and circuit boards utilizing highly automated surface mount technology, or SMT, in the assembly process. The number of components in our products range from 50 components in a low-end PoL module to 2,500 components in a high-end AC/DC converter.

      In response to market demands for increased quality, reliability and product capability, reduced costs and time-to-market, we continue to invest in state-of-the-art equipment and will continue to automate as many of the assembly and testing processes as possible. The use of SMT reduces board size by eliminating the need for through-hole placements allowing us to use smaller components. The use of SMT has also improved our development process, production capacity and product quality, and has considerably lowered our manufacturing cost due to the increased speed and efficiency gained in comparison with alternative methods of completing the same tasks.

      Product quality and responsiveness to our customers’ needs are of critical importance to our ability to successfully compete in our industry. We emphasize quality and reliability in both the design and manufacture of our products. In addition to testing throughout the design and manufacturing process, we test and/or burn-in all the products we ship using automated equipment and customer-approved processes.

      We have four manufacturing facilities worldwide, in China, Hungary, Germany and the United States. During 2002 and 2003, we closed three manufacturing facilities and consolidated production in China and Hungary, our low cost manufacturing locations. The reduction in capacity through the factory closures and the demand increases seen in the fourth quarter of 2003 have increased our current utilization to approximately 75% of total capacity.

Communications Products

     Overview

      The Communications Products group represented 12%, 9% and 11% of our total sales in 2003, 2002 and 2001, respectively. This group designs, manufactures and sells CPU boards and WAN I/O boards bundled with software protocols that are incorporated into embedded communications systems. These embedded systems are specifically configured using various hardware and software components, often from multiple suppliers, to meet a variety of end applications found in markets such as telecommunications and wireless infrastructure. The system architecture may be proprietary or based on open standards.

      A typical application for our CPU boards is to control and monitor the activities of a high-speed line interface card, or coordinate the activities of an entire rack of interface boards, while a typical application of our WAN I/O boards is to provide a link and carry data from the wireless infrastructure systems to the wire-line telephone network or the Internet.

     Industry and Market

      The worldwide embedded systems market is estimated to be over $3 billion in annual revenues. This market includes proprietary embedded systems and products built by telecommunications equipment and wireless infrastructure suppliers. The embedded systems industry is competitive and made up of approximately twenty companies, none of which has a dominant market share.

      The embedded systems industry was severely impacted by the downturn in the communications industry that started in 2001. This was reflected in the performance of the Communications Products group where revenues fell almost 60% from 2000 to 2002. However, out of the downturn are several emerging trends that are expected to drive growth in the embedded systems market, particularly for products based on open standards:

•	Increased deployment of broadband access.

•	Acceptance and deployment of 3G wireless infrastructure.

•	New equipment deployment to support the growing use of the internet for voice traffic, known as Voice Over Internet Protocol, or VoIP.

•	Telecommunications equipment and wireless infrastructure suppliers have downsized resources and as a result are outsourcing system design to outside vendors, such as our Communications Products group, that design and sell systems or products using open standards.

      These trends have already started to impact our business as evidenced by the 33% growth in the Communications Products group’s revenue in 2003 compared to 2002. The served available embedded systems market that we target within communications has estimated annual revenues of over $2 billion and is predicted to grow at an 11% compound annual growth rate over the next three years.

     Competitive Strengths

      As a global provider of board level solutions incorporated into embedded communications systems, we differentiate ourselves from the competition as follows:

      Global sales and engineering organized by customers. We have aligned our sales and engineering resources to target the top customers in the telecommunications and wireless infrastructure sectors. We believe this sales and engineering structure allows us to form close relationships with our customers and provides better service by anticipating general market and customer specific requirements. With the downsizing of our customer’s internal resources, strong relationships are critical as our customers see us as an extension of their engineering capabilities.

      Industry leading technology development using open standards. We have industry-recognized engineers on staff dedicated to the design and development of new technologies that will meet our customers’ increasing demands. As a result, we have become known as an industry leader in ATCA development and related technologies.

      Time to market. We have demonstrated the ability to quickly bring a new product from conception to design and into production. Our product development and new product introduction processes are rigorous and entail a high level of cross-functional coordination. This allows us to consistently meet or exceed customer expectations for new product releases.

     Products

      The main product lines of our Communications Products group are WAN I/O boards, such as T1 and E1, used to interconnect computers over long distances carrying voice or data, CPU boards to control these interfaces and other specialized hardware/software subsystems used in communication infrastructure systems. These products are employed in a wide range of worldwide telecommunications and datacommunications networks, such as gateway/routers, switching, call processing and wireless communications infrastructure. Our products are designed and manufactured to worldwide industry standards primarily using open systems technology such as PCI, CompactPCITM, and ATCA, and can be supplied off-the-shelf or customized to meet customers’ specific cost and performance requirements. Many of these products are integrated hardware/software bundles used in a range of applications.

      Our Communications Products group has two primary types of protocol software – control software and data software – that comprise our SpiderWare product line. Both types of software are bundled with different interface boards to provide a subsystem for our customers’ communications infrastructure applications.

•	Control software. Otherwise known as signaling software, control software is used to control telephone calls in both the landline and wireless networks. Industry standard names for this software are SS7 and SIGTRAN. This software is used for actions such as setting up a call, identifying a route for the call to take through the specific phone network, and providing information to the end user like “caller ID’.

•	Data software. This software is used to enable a call, for either voice or data, from a mobile handset to a voice network or to the Internet. Our customers integrate this software with their proprietary software to create an end application.

      We believe that our SpiderWare products and our development in ATCA will provide us with significant opportunities in telecommunications as this new technology gains market and customer acceptance.

     Sales and Distribution

      The Communications Products sales force is divided into Global Accounts, aligned to support the ten largest telecommunication equipment and wireless infrastructure suppliers, and Key Accounts, a separate sales group targeting emerging companies.

      A typical Global Accounts team includes dedicated sales people, supported by application engineers, serving a customer with both standard off-the-shelf product and custom designs. The Key Accounts group has regionally based account managers overseeing manufacturers’ representatives. This group uses standard products to develop viable solutions that meet the needs of emerging companies.

     Manufacturing

      The Communications Products group manufactures CPU boards and WAN I/O boards, primarily employing SMT technology in production. A printed circuit board that has been manufactured to our specifications is processed through an SMT line where electronic components, which can include microchip processors, are attached to the board. The SMT equipment will place the parts according to our design based on our customers’ requirements. The number of components incorporated into our boards range from 300 components on a low-end T1 or E1 interface board to over 2,500 components on a high-end bundled hardware/software subsystem. All of our products in the Communications Products segment are manufactured at our facility in Madison, Wisconsin.

Customers

      Our current customer list is made up of world-class organizations within the communications industry with whom we have developed long-standing relationships based on the quality, reliability and efficiency of our products. Our ten largest customers (in alphabetical order) are Alcatel, Cisco, Dell, Hewlett-Packard, IBM, Lucent, Motorola, Nokia, Nortel and Sun Microsystems. These customers are leaders in the server and storage, networking, telecommunications and wireless infrastructure market sectors. The following table is an illustration of sales within our core market sectors.

2003

Server and Storage	46%
Wireless Infrastructure	25%
Distribution and Other	18%
Networking and Telecommunications	11%

      A large percentage of our sales are to a small group of customers, with our ten largest customers representing 71%, 73% and 64% of our total sales in 2003, 2002 and 2001, respectively. However, we are currently participating in more than 100 separate projects limiting our exposure to the failure or cancellation of any one project. Hewlett-Packard, Dell and Sun Microsystems each represented more than 10% of sales during 2003. The table below shows the percent of total sales generated from these companies for the respective years:

	2003	2002	2001

Hewlett Packard	15%	17%	19%
Dell	11%	15%	12%
Sun Microsystems	10%	13%	9%

Suppliers

      We maintain a network of suppliers for our components and other materials used in the manufacture of our power conversion and communications products. We typically design products using materials readily available from several sources and attempt to minimize our use of single-source components. We procure based upon our enterprise resource planning system and use a combination of forecasts, customer purchase orders and formal purchase agreements to create our materials requirements plan. The number of components in one of our products can range from fifty on some small power products to nearly 2,500 components on some of our AC/DC power supplies and high-end communications products subsystems.

      We occasionally use components or other materials from a single source when introducing new technology and products to the market. In these situations, we may seek to establish long-term relationships with these suppliers. We frequently enter into volume purchase agreements with suppliers of key materials. This practice enables us to maintain a more constant source for required supplies, reduce inventory and produce substantial cost savings through volume purchase discounts.

      We are focused on increasing our vendor-managed inventories, whereby the vendor holds the inventory in a location near our factory and we pull the inventory as it is needed for production. This arrangement allows us to reduce our inventory while ensuring a continued supply of raw materials and components for our manufacturing process. In 2003, approximately 55% of our materials and components were purchased using vendor managed inventory.

Backlog

      Sales are generally made pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on hand with delivery dates scheduled within the next six months. Order backlog at December 26, 2003 was $86.7 million as compared to $72.7 million at December 27, 2002. The level of backlog was considerably higher at the end of 2003 compared to the end of 2002 due to an increase in demand we experienced with our server and storage customers in the fourth quarter of 2003. We expect to ship substantially all of the December 26, 2003 backlog in the first six months of 2004.

Research and Development

      We maintain an active research and development department, which is engaged in the development of new products and technologies, devising solutions for our clients and modifying and improving existing products. Expenditures for research and development during fiscal years 2003, 2002 and 2001 were approximately $34.3 million, $34.3 million and $41.5 million, respectively. These amounts represented 10%, 10% and 8% of revenue in the respective periods presented. Research and development spending decreased in absolute dollars from 2001 to 2002 due to the restructuring initiatives announced and carried out during that time. It was necessary to reduce the total amount spent in order to properly match our cost structure with our levels of revenue. We believe, however, that the percentage of spending for research and development is among the highest in our industry in relation to revenue, reflecting our commitment to maintaining our level of timely introduction of new technology and products.

Intellectual Property Matters

      We believe that our future success is primarily dependent upon the technical competence and creative skills of our personnel, rather than upon any patent or other proprietary rights. However, we have protected certain products with patents where appropriate and have defended, and will continue to defend, our rights under these patents. We currently maintain approximately 36 patents related to technology included in the products we sell.

Competition

      The industry in which we compete is highly competitive and characterized by customer expectations for continually improved product performance, shorter manufacturing cycles and lower prices. These trends result in frequent introductions of new products with added capabilities and features and continuous improvements in the relative price/performance of the products.

      Our principal competitors include Acbel Polytech (Taiwan), Delta Electronics (Taiwan and Thailand), Emerson Electric, Invensys (UK), Lite-On (Taiwan), Power-One and Tyco International. Our broad strategies to deal with competition include, but are not limited to, a continued commitment to investment in research and development, continually lowering our product costs, and maintaining and expanding our relationships with customers in the growth sectors of our industry.

Employees

      We presently have approximately 1,300 full-time employees. In addition, we presently have approximately 3,500 temporary employees and contractors, the majority of which work at our facility in China. We believe our ability to conduct our present and proposed activities is dependent on retaining qualified engineers and technicians. We have not, to date, experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet our needs and business objectives. Additionally, none of our domestic employees are covered by collective bargaining agreements.

Environmental Matters

      Compliance with federal, state, local and foreign laws and regulations regulating the discharge of materials into the environment has not had, and, under present conditions, we do not anticipate that such laws and regulations will have a material effect on our results of operations, capital expenditures, financial condition or competitive position.

Company Website and Access to Company Filings

      If you would like any additional information on the business, please visit our website at www.artesyn.com. Information contained in our website, however, is not part of this form 10-K. All annual reports, quarterly reports, current reports and all amendments to these reports are available free of charge as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission through our website.

Item 2.	Properties

      We currently occupy approximately 1.4 million square feet of office and manufacturing space worldwide, some of which we own and maintain. All facilities are in good condition and are adequate for their current intended use. We maintain the following facilities:

		Approximate
		Square	Owned vs
Facility	Primary Activity	Footage	Leased

Boca Raton, FL	Corporate Headquarters	8,700	Leased
Eden Prairie, MN	Engineering, Administration	28,000	Leased
Edinburgh, Scotland	Engineering, Administration	7,000	Leased
Einsiedel, Germany	Manufacturing	28,400	Owned
Framingham, MA	Engineering, Administration	23,000	Leased
Hong Kong, China	Engineering, Administration	144,900	Owned
Madison, WI	Manufacturing/ Administration	45,000	Owned
Redwood Falls, MN	Manufacturing	117,000	Owned
Tatabanya, Hungary	Manufacturing	118,000	Owned
Vienna, Austria	Engineering, Administration	20,600	Leased
Youghal, Ireland	Engineering	36,000	Owned
Zhongshan, China	Manufacturing	800,000	Leased

      In addition to the above locations, we have leased or own sales/engineering offices located in or near Tucson, Arizona; Milpitas, California; Westminster, Colorado; Tokyo, Japan; and Paris, France. All facilities operate within the Power Conversion segment except the facilities in Boca Raton, Florida (Corporate) and in Madison, Wisconsin and Edinburgh, Scotland (Communications Products). The facilities described in this Item provide us with enough capacity to meet our current needs.

Item 3.	Legal Proceedings

      On February 8, 2001, VLT, Inc. and Vicor Corporation filed a suit against us in the United States District Court of Massachusetts alleging that we have infringed and are infringing on U.S. Reissue Patent No. 36,098 entitled “Optimal Resetting of The Transformer’s Core in Single Ended Forward Converters.” VLT has alleged that it is the owner of the patent and that we have manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. The suit requests that we pay damages, including royalties, lost profits, interest, attorneys’ fees and increased damages under 35 U.S.C. § 284. We have challenged the validity of the patent and have denied the infringement claims. Based on the district court’s claim construction rulings on January 3, 2003, we reached an agreement with VLT on a stipulated judgment, which the court entered on May 31, 2003.

      The respective parties each disagree with certain aspects of the district court’s claim construction, and the stipulated judgment allowed the parties to appeal the construction to the United States Court of Appeals for the Federal Circuit in Washington, DC. Both parties have now filed appeals to the claim construction contained within the stipulated judgment. At this time, no determination of the outcome of the appeals or any proceedings after the appeals can be reasonably estimated. Although we believe that we have a strong defense to the claims asserted by VLT, if we eventually were found liable to pay all of the damages requested by VLT, such a payment could have a material adverse effect on our business, operating results and financial condition.

      For additional detail with regards to the VLT/Vicor suit, please refer to Note 10 of the Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K.

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

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 26, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on The NASDAQ Stock MarketSM under the symbol ATSN. High and low sales prices by quarter for the common stock appears in Note 19 of the Notes to Consolidated Financial Statements entitled “Selected Consolidated Quarterly Data” accompanying the annual report.

      As of February 20, 2004, there were approximately 11,697 shareholders consisting of record holders and individual participants in security position listings.

      To date, we have not paid any cash dividends on our capital stock. The Board of Directors presently intends to retain all of our earnings for use in our business and does not anticipate paying cash dividends in the foreseeable future. In addition, the payment of dividends is prohibited by our current credit agreement.

Sales of Unregistered Securities

      In August 2003, we completed a private placement of $90 million of 5.5% Convertible Senior Subordinated Notes due 2010 to Lehman Brothers Inc. and Stephens Inc. in a private offering pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Convertible Notes were offered and sold by Lehman Brothers Inc. and Stephens Inc. to qualified institutional buyers in reliance on the exemption from registration provided by rule 144A of the Securities Act. Net proceeds from this offering were $86.3 million, after deducting discounts and commissions paid to the underwriters of approximately $3.7 million and other expenses incurred in connection with the offering.

      The Convertible Notes bear interest at 5.5% payable semiannually on February 15 and August 15 of each year beginning on February 15, 2004. The Convertible Notes may be converted into shares of our common stock at any time prior to their maturity date at a conversion price of $8.064 per share (equivalent to an initial conversion rate of 124.0079 shares per $1,000 principal amount of Convertible Notes), subject to adjustments for certain events as set forth in the registration statement on Form S-3 filed after the completion of the offering. On or after August 15, 2008, we may redeem some or all of the Convertible Notes at 100% of their principal amount plus accrued and unpaid interest to, but excluding, the redemption date. The Convertible Notes and the common stock issuable upon conversion were subsequently registered for resale pursuant to a shelf registration statement on Form S-3 under the Securities Act.

Equity Compensation Plan Information

      The following table sets forth information regarding shares issued under equity compensation plans as of December 26, 2003:

	Number of Securities to Be	Weighted Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options	Outstanding Options	Future Issuance

Equity Compensation Plans
Not approved by stockholders	—	—	—
Approved by stockholders	6,931,359	$11.68	654,000 (1)

(1)	Under the terms of the 2000 Plan, the Company reserved 4,400,000 shares of Common Stock for issuance. Additionally, options under the Company’s 1990 Performance Equity Plan that expire or terminate unexercised after the adoption of the 2000 Plan, and options under the 2000 Plan that expire or terminate unexercised, are available for new grants pursuant to the terms of the 2000 Plan.

Item 6.	Selected Financial Information

      The following table sets forth certain selected financial information.

For the Fiscal Years	2003	2002	2001	2000	1999

	(Dollars in thousands except per share data)
Results of Operations
Sales	$356,871	$350,829	$493,968	$690,083	$594,155
Net income (loss)	(15,622)	(108,822)	(31,763)	43,253	43,362
Per share — basic	(0.40)	(2.84)	(0.83)	1.15	1.16
Per share — diluted	(0.40)	(2.84)	(0.83)	1.10	1.11
Financial Position
Working capital	$109,519	$89,025	$152,776	$176,113	$127,637
Property, plant & equipment, net	64,210	78,631	103,291	105,059	88,468
Total assets	316,676	303,587	426,483	497,815	359,050
Total debt, including current maturities	90,004	69,533	100,606	74,813	46,110
Shareholders’ equity	114,037	123,446	219,245	256,512	199,912
Total capitalization (total debt plus equity)	204,041	192,979	319,851	331,325	246,022
Financial Statistics
Selling, general and administrative expenses	$38,898	$36,593	$54,057	$62,771	$50,185
— as a % of sales	10.9%	10.4%	10.9%	9.1%	8.4%
Research and development expenses	34,329	34,341	41,470	44,867	36,413
— as a % of sales	9.6%	9.8%	8.4%	6.5%	6.1%
Operating income (loss)	(9,584)	(120,569)	(31,945)	67,139	64,861
— as a % of sales	(2.7)%	(34.4)%	(6.5)%	9.7%	10.9%
Total debt as a % of total capitalization	44.1%	36.0%	31.4%	22.6%	18.7%
Debt to equity ratio	78.9%	56.3%	45.9%	29.2%	23.1%
Other Data
Capital expenditures	$7,081	$5,230	$28,763	$39,256	$33,359
Depreciation and amortization (includes impairment of goodwill in 2002)	$22,937	$78,834	$34,423	$27,195	$20,109
Common shares outstanding (000’s)	38,755	38,389	38,253	38,282	37,127
Employees	1,341	2,366	2,427	5,227	4,628
Temporary employees and contractors	3,492	2,310	2,818	3,960	3,269

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and related notes as well as the section under the heading “Risk Factors that May Affect Future Results.” With the exception of historical information, the matters discussed below may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Forward-looking statements typically use words or phrases such as “estimate”, “plans”, “projects”, “anticipates”, “continuing”, “ongoing”, “expects”, “believes”, or words of similar import. We caution readers that a number of important factors, including those identified in the section entitled “Risk Factors that May Affect Future Results” as well as factors discussed in our other reports filed with the Securities and Exchange Commission, could affect our actual results and cause them to differ materially from those expressed in the forward-looking statements. Forward-looking statements included in this Form 10-K are made only as of the date hereof, based on information available as of the date hereof, and subject to applicable law to the contrary, we assume no obligation to update any forward-looking statements.

Introduction

      We are a leading designer and manufacturer of advanced power conversion products and board level computing solutions incorporated into embedded communications systems. We generate revenue and earn profits through the sale of these products to OEM’s and distributors, predominately in the communications industry. Our operations are global, with design, manufacturing and sales resources in North America, Europe and Asia.

      Our business is organized into two operating segments, Power Conversion and Communications Products. The Power Conversion group designs, manufacturers and sells AC/DC and DC/DC power conversion products. The Communications Products group designs, manufactures and sells CPU boards and WAN I/O boards bundled with software protocols embedded in communications infrastructure systems. The two segments share a strategic direction, but have separate operations.

      Our products are used in commercial applications in the server and storage, networking, wireless infrastructure and telecommunications sectors of the communications industry. Our revenue is dependent on the success of our customers’ products and services, which incorporate our products as a component or sub-system. Our customers’ success is impacted by macroeconomic and industry trends, primarily corporate spending on information technology and capital spending by communication services providers. Spending in these areas contracted sharply in 2001, 2002 and, to a lesser extent, in the first half of 2003. In the fourth quarter of 2003, spending appeared to recover as evidenced by the higher revenues reported across the industry.

      In evaluating our products, customers consider quality, reliability, technology, service and cost relative to our competitors. The trend towards DPA is the technological shift having the greatest impact on our products. We are investing heavily in PoL and other DPA technologies in order to grow our competitive advantage in this area. In order to meet the cost requirements of our customers, we have consolidated our production in low-cost countries.

      We generate cash through net income, efficient working capital and capital equipment management and equity and debt financing transactions. Although we incurred significant net losses in the past three years, we generated substantial cash through reductions in working capital and by minimizing capital equipment purchases.

      We are financed through a mixture of equity and debt. We took actions in 2003 to lengthen our debt maturities and to allow us more flexibility to invest in our business. Our debt is in the form of 5.5% Convertible Senior Subordinated Notes due 2010 and an asset-based senior revolving credit facility, the availability under which is determined in accordance with a borrowing base calculation using domestic accounts receivable and inventory.

2003 Overview

      Beginning in 2001 and continuing through 2002, there was a decrease in demand experienced throughout the communications industry as consumers of computing and communications equipment became more conservative with their capital investment plans. The decline in our revenue that followed resulted in substantial operating losses, as we were unable to reduce our cost structure in line with the revenue reductions. The operating losses required waivers from our lenders and a renegotiation of terms on our existing revolving credit agreement, including reductions in the amount available for borrowing, during 2002.

      In the fourth quarter of 2002, we announced a series of restructuring actions to significantly lower operating costs. The restructuring plan provided a path to return to profitability and executing that plan was a primary focus of management. Entering 2003, we identified four goals for the year: achieve quarterly profitability, improve liquidity, grow revenue and continue to invest in research and development. These goals were substantially achieved as outlined below.

      Achieve quarterly profitability. In 2003, we executed our restructuring plan, including the closure of our Kindberg, Austria and Youghal, Ireland factories and consolidating production in our lower-cost China and Hungary plants. These and other actions reduced excess capacity and better aligned our cost structure with our revenue stream. The cost reductions combined with an increase in end market demand resulted in a profit being recorded in the fourth quarter of 2003, the first quarterly profit since 2001.

      Improve liquidity. We entered the year with $23.0 million of borrowings under our revolving credit agreement, due to expire in 2004, and a $50.0 million convertible subordinated note, due in 2007, but redeemable by the note holder (Finestar) in January 2005. In August 2003, we issued $90.0 million of convertible senior subordinated notes, due in 2010 and used a portion of the net proceeds to pay off the Finestar note. We also replaced our prior credit facility with a five-year, $35.0 million senior revolving credit facility with Fleet Capital. The financing transactions undertaken in 2003 have lengthened our debt maturities and provide greater flexibility to make longer-term investments in our business.

      We also generated $24.2 million of operating cash flow primarily driven by reductions in working capital. The operating cash flow and the cash provided by the financing activities described above, allowed us to fund capital expenditures and increase cash by $29.2 million to $94.2 million at the end of the year.

      Grow revenue. Sales in 2003 increased 2% from 2002 to $356.9 million driven by new product introductions and improvement in end market demand. Revenue increased sequentially from $81.9 million in the first quarter to $99.3 million in the fourth quarter, as demand improved across all of our market sectors late in the year.

      Continue to invest in research and development. Although we reduced our cost structure, we continue to invest in technology and new products to grow our business. We invested $34.3 million or 10% of revenue on research and development in 2003, consistent with our 2002 spending.

      We exited 2003 in a substantially stronger competitive and financial position. With the improvements made to our cost structure and liquidity, our focus in 2004 will be on growing the business. Our goals for 2004 are to grow market share, enter new communications market segments, continue to invest in industry leading technology and maintain profitability for the year.

Critical Accounting Policies

      We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risk related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Inventories

      We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or its current estimated market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Demand for our products can fluctuate significantly, and we consult with our sales and customer service organizations in order to determine the projections for each component and finished good. Because of the magnitude of the value of our inventory, any adjustment to excess and obsolete inventory would likely be material to our results. The estimate of inventory reserves is critical in both of our segments.

      We refined our calculation related to estimating our excess and obsolete inventory reserves during the fourth quarter of 2002. The refinement resulted in an increase to our excess and obsolete inventory reserve of $15.5 million in the fourth quarter of the year. In 2003, our gross inventory continued to decrease due to increased demand, enhanced resource management and the disposal of obsolete inventory. These factors contributed to a significant decrease in the reserve balance at the end of 2003 compared to 2002. At December 26, 2003, our inventory reserve balance was $23.7 million, representing 35% of the value of our gross inventory. This compares with $39.5 million, or 42% of gross inventory, at the end of 2002.

Warranties

      We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer purchase agreement. Our standard warranties require us to repair or replace defective products returned to us during such warranty period at no cost to the customer. At the time of sale, we record an estimate for warranty-related costs based on our actual historical return rates and communications with our customers. Changes in such estimates can have a material effect on net income and require us to forecast expected warranty claims. The estimate of warranty obligations is critical in both segments.

      The reserve is determined by first comparing the historical relationship between warranty costs, which are made up of labor and materials required to repair the parts returned, and revenue over the prior two years to calculate a rate. The rate is then applied to shipments under warranty using a sliding scale, based on historical return patterns. The reserve also includes specific large exposures that are probable and reasonably estimated. We have recognized expenses related to warranty costs of $5.2 million, $3.9 million and $3.8 million in 2003, 2002 and 2001, respectively. Each of these represents approximately 1% of revenue in their respective periods. Our warranty costs have historically been within our expectations and the provisions established.

Goodwill

      We adopted Statement of Financial Accounting Standards No. 142 on December 29, 2001. Under SFAS No. 142, we assess goodwill using a two-step approach on an annual basis in August of each year, or more frequently if indicators of impairment exist. SFAS No. 142 states that potential impairment exists if the fair value of a reporting unit is less than the carrying value of the assets of that unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value. Our initial application of SFAS No. 142 did not indicate an impairment existed.

      Management’s assumptions about future sales and cash flows on which the fair value estimate is based require significant judgment as prices and volumes fluctuate due to changing business conditions. In addition, the impact of recognizing a goodwill impairment charge was material to our results of operations in 2002 and could be material in the future to our consolidated financial results.

      During 2002, based on business conditions at that time, we performed an updated assessment of impairment of goodwill. As a result of this assessment, we recognized an impairment loss of $51.9 during the third quarter of the year. For additional information on the assessment and impairment, please refer to Note 17 of our Consolidated Financial Statements. We performed the same test in the third quarter of 2003, and determined an impairment did not exist. As of December 26, 2003, the balance of goodwill was $20.8 million, making our estimate of future earnings critical. We will continue to assess the impairment of goodwill in accordance with SFAS No. 142 in future periods.

Accounting for Income Taxes

      As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Statement of Operations. To the extent we decrease the valuation allowance in a period, we must include a benefit within the tax provision in the Statement of Operations.

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. A change in these estimates could have a material effect on our operating results. We have recorded a valuation allowance of $12.4 million as of December 26, 2003, due to uncertainties related to our ability to utilize some of the net operating loss carryforwards that make up our deferred tax assets before they expire. The valuation allowance is based on historical tax positions, tax planning strategies and expectations about future taxable revenue by jurisdiction and the period over which our deferred tax assets will be recoverable. The net deferred tax assets are $25.0 million and $28.6 million, net of the valuation allowance, at the end of 2003 and 2002, respectively.

Results of Operations

Consolidated

      Sales. The following table summarizes revenue by business segment in comparison to previous periods (in millions):

				2003	2002
				Compared to	Compared to
	2003	2002	2001	2002	2001

Power Conversion	$314.4	$318.9	$392.4	(1)%	(19)%
Communications Products	42.5	31.9	55.8	33%	(43)%
Artesyn Solutions	—	—	45.8	—	—

Total	$356.9	$350.8	$494.0	2%	(29)%

      In Communications Products, the increase in 2003 compared to 2002 ($10.6 million) is primarily attributable to increases in sales to our wireless and telecommunications customers, as several new programs entered development and our customers experienced an increase in end-user demand. In Power Conversion, the decrease in revenue compared with 2002 ($4.5 million) is due primarily to a decrease in sales to our server and storage customers in the first half of 2003. This was partially offset by an increase in sales to our distribution customers reflecting the impact of expanding our distribution network.

      During 2003, we realized sequential growth as revenue increased from $81.9 million in the first quarter to $99.3 million in the fourth quarter. Revenue growth accelerated in the fourth quarter across all of our markets due to new product introductions and increased end-user demand as spending on information technology and capital spending by communications service providers increased. Based on orders received in the fourth quarter of 2003 and our customers’ forecasts, we expect the higher level of demand to continue through the first half of 2004.

      The decrease in sales in 2002 compared to 2001 is primarily the result of a significant decrease in demand we experienced from most of our major customers starting in early 2001. The decreased level of customer demand was driven by lower spending on information technology and reduced capital spending by communication service providers.

      The reduction in sales was also impacted by the sale of Artesyn Solutions in the fourth quarter of 2001. If the impact of Artesyn Solutions were removed, the reduction in sales in 2002 compared to 2001 would be $97.3 million, or 22%.

      Gross Profit. Below is a comparison of gross profit and gross profit as a percent of revenue for 2003, 2002 and 2001 (in millions):

				2003	2002
				Compared to	Compared to
	2003	2002	2001	2002	2001

Gross profit	$69.3	$29.6	$56.3	134%	(47)%
Inventory charges	—	15.5	16.0	—	(3)%

Gross profit — excluding inventory charges	$69.3	$45.1	$72.3	54%	(38)%

Gross profit as a percent of revenue	19.4%	8.4%	11.4%
Gross profit as a percent of revenue — excluding inventory charges	19.4%	12.9%	14.6%

      Included in the 2002 results are charges of approximately $15.5 million for increased excess and obsolete inventory reserves as a result of a change in the reserve calculations. The charges were recorded in cost of sales, and reflect a refinement in our estimate of excess and obsolete inventory resulting from industry trends toward shorter product lifecycles and other factors. We did not record charges for excess and obsolete inventory outside of our normal recurring adjustment in 2003.

      The increase in 2003 gross profit, excluding the impact of the additional inventory charge ($24.2 million), was primarily the result of manufacturing cost reductions resulting from our restructuring actions taken during the last two years (approximately $20.0 million) and improvements in volume and sales mix. Manufacturing costs were reduced due to the closure of our Kindberg, Austria factory in April 2003, the closure of our Youghal, Ireland factory in September 2003, headcount reductions across all of our factories and lower inventory charges due to the significant reduction of inventory on hand.

      In 2003, our Communications Products segment accounted for approximately 12% of our total sales compared to approximately 9% in 2002. The increased sales recorded by Communications

Products, which includes higher margin software content and a historically higher pricing structure than Power Conversion, was the primary reason for the improved sales mix.

      We also experienced sequential improvement in gross profit as a percent of revenue during 2003, as our gross profit percentage increased from 16.4% in the first quarter to 22.4% in the fourth quarter. The improvement during 2003 was primarily the result of cost reductions from the restructuring actions discussed above.

      The decrease in gross profit in 2002 compared to 2001 was primarily attributable to the decrease in revenue in 2002 compared to 2001 (approximately $20.0 million). In addition, gross profit was negatively impacted by the exclusion of Artesyn Solutions from our consolidated results in 2002 (approximately $9.0 million) and supplier cancellation charges incurred in 2002 (approximately $2.0 million). These effects were somewhat offset by cost savings from our manufacturing locations, accounting for the balance of the change between periods.

      During 2001, we recorded a charge related to excess and obsolete inventory of $16.0 million related to raw materials purchased and finished goods manufactured to fulfill orders cancelled or delayed as customer demand unexpectedly decreased in the period. This charge corresponds to the charge recorded in 2002 of $15.5 million previously discussed.

      The restructuring actions to reduce excess capacity and lower manufacturing costs were largely complete at the end of 2003. Gross profits in 2004 will be favorably impacted by the full year effect of the restructuring actions implemented throughout 2003. Additionally, higher demand will increase manufacturing capacity utilization, which was approximately 75% at the end of 2003, allowing for better coverage of fixed costs and an improvement in gross profit as a percent of revenue.

      Operating Expenses. Operating expenses for 2003, 2002 and 2001 are as follows (in millions):

				% of Revenue

	2003	2002	2001	2003	2002	2001

Selling, general and administrative	$38.9	$36.6	$54.0	11%	10%	11%
Research and development	34.3	34.3	41.5	10%	10%	8%
Restructuring and related charges	5.6	27.3	15.9	2%	8%	3%
Goodwill impairment	—	51.9	—	—	15%	—
Goodwill amortization	—	—	8.1	—	—	2%
Gain on sale of Artesyn Solutions	—	—	(31.3)	—	—	(6)%

Total operating expenses	$78.8	$150.1	$88.2	22%	43%	18%

      Included in 2002 was a reduction in selling, general and administrative expenses, or SG&A, resulting from the effect of changes in foreign currency exchange rates of approximately $5.2 million. The effect in 2003 was a reduction of approximately $0.5 million, accounting for the increase in SG&A from 2002 to 2003.

      Excluding the effect of changes in foreign currency exchange rates, SG&A decreased $2.4 million in 2003 compared to 2002 as a result of the restructuring actions taken since 2001. These actions, which are discussed below in “Restructuring and Related Charges”, were intended to reduce infrastructure and personnel and to maintain the proper relationship between operating expenses and revenue. These cost saving initiatives are also the primary reason for the dollar reductions in SG&A in 2002 as compared to 2001. In addition, approximately $5.5 million of the decrease in SG&A in 2002 compared to 2001 is attributable to the exclusion of Artesyn Solutions after its sale.

      Research and development expenses totaled $34.3 million, or 10% of sales, in both 2003 and 2002. There were some reductions in research and development expenses in 2003 as a result of the restructuring actions, but these amounts were offset by additional expenses related to the increase in new product introductions in the fourth quarter. While we have reduced our research and development expenses and consolidated engineering facilities over the last several years to maintain an appropriate relationship with revenue, we believe a strong commitment to invest in research and development activities is vital to our ability to provide our customers with technologically-capable, low-cost product alternatives. As a result, we expect the level of research and development expenses in 2004 to maintain its current relationship with revenue.

      Restructuring and Related Charges. Pursuant to our restructuring plans, we recorded the following restructuring and related charges (in millions):

	2003	2002	2001

Employee termination costs	$2.2	$9.9	$8.7
Liability for payback of development grants	—	2.5	—
Facility closures	3.4	14.9	7.2

Total restructuring charges	$5.6	$27.3	$15.9

      The amounts recorded in 2003 were related to the transfer of manufacturing functions to our China facility and further consolidation of our business in Europe. The amount recorded in 2002 included amounts related to the closure of our Kindberg and Youghal manufacturing facilities. Although the closures were not completed until 2003, the majority of the expenses were recorded in 2002. During 2001, the charges reflect the closure of our manufacturing facility in Broomfield, Colorado and several engineering and administrative facilities worldwide.

      As part of ongoing restructuring efforts, we expect to record total charges of approximately $0.5 million in 2004, primarily related to costs that were not yet incurred when the restructuring was initiated, such as asset transfer costs and final amounts related to our restructuring actions in Europe. For additional information on our restructuring actions, please see Note 5 of our Consolidated Financial Statements.

      Amortization/ Impairment of Goodwill. On December 29, 2001, we adopted SFAS 142, “Goodwill and Other Intangible Assets”. With the adoption of SFAS 142, goodwill is no longer subject to amortization but is subject to an annual impairment test. We have not recorded and will not record amortization expense related to goodwill in any period after adoption of SFAS 142.

      Due to adverse business conditions in our end markets, we performed impairment tests of goodwill in accordance with SFAS No. 142 in the third quarter of 2002. The result of these tests indicated an impairment existed and a goodwill impairment loss was recognized in the Power Conversion segment for $35.0 million and the Communications Products segment for $16.9 million during the third quarter. The total impairment charge of $51.9 million is included in operating expenses in 2002.

      Our annual assessment of the fair value of our reporting units was performed in 2003 in accordance with SFAS No. 142, and no additional impairment was recognized.

      Gain on Sale of Artesyn Solutions. During December 2001, we sold our repair and logistics business, Artesyn Solutions, Inc., to Solectron Global Services, Inc. for $33.5 million. A substantial portion of the net proceeds was used to pay down outstanding debt. The gain on the transaction was $31.3 million and was included as a line item offset in operating expenses in 2001.

      Loss on Debt Extinguishment. Losses on debt extinguishment were $3.7 million in 2003 compared with $0.6 million in 2002. In conjunction with the placement of our 5.5% convertible notes in 2003, a portion of the net proceeds from the placement was used to pay off our then outstanding $50.0 million obligation to Finestar. The losses on debt extinguishment were comprised of the accretion of the remaining debt discount related to the transactions with Finestar ($2.4 million) along with the write-off of the remaining unamortized debt issuance costs ($0.7 million). For additional information on the placement of convertible debt completed in 2003 and the transaction with Finestar International Limited, please see Note 7 of the Consolidated Financial Statements.

      In March 2003, we entered into a new asset-based revolving credit facility with Fleet Capital Corporation, which replaced our prior revolving credit facility. Loss on debt extinguishment in 2003 also includes $0.6 million in expense related to the write-off of unamortized debt issuance costs in association with our previous credit agreement.

      During the fourth quarter of 2002, we entered into an agreement to amend the revolving credit facility in place at that time. One of the results of this amendment was a reduction in the overall availability/borrowing capacity under the agreement. We recorded debt extinguishment expenses of $0.6 million at the time related to the reduction in the facility’s capacity.

      Interest Expense, net. Interest expense, net is detailed as follows (in millions):

				2003	2002
				Compared to	Compared to
	2003	2002	2001	2002	2001

Interest expense	$5.0	$7.6	$8.2	(34)%	(7)%
Less: Interest income	(0.5)	(1.1)	(0.9)	(55)%	22%

Net interest expense	$4.5	$6.5	$7.3	(31)%	(11)%

      We entered 2003 with substantially lower borrowings on our revolving credit facility compared to the beginning of 2002. During the first quarter of 2003, we replaced our then existing revolving credit facility with a new, $35.0 million, five-year revolving asset-based credit facility with Fleet Capital Corporation. Using cash generated from operations, the outstanding debt on our credit facility was further reduced to zero at the end of 2003, compared to $23.0 million at the end of 2002. The reduction in interest expense was primarily the result of the reduced level of borrowings.

      As discussed above, the note previously outstanding with Finestar was paid off in the third quarter of 2003. As a result of the placement of convertible notes in 2003, the $50.0 million note outstanding with Finestar at 3% was replaced with $90.0 million of notes at 5.5%. The additional borrowings and the higher interest rate will result in higher interest expense in 2004 compared to 2003.

      Benefit for Income Taxes. Below is a comparison of the benefit for income tax and effective tax rate for 2003, 2002 and 2001 (in millions):

	2003	2002	2001

Benefit for income taxes	$2.2	$18.8	$7.5
Effective tax rate	12%	15%	19%

      The difference in the 2003 and 2002 tax rates is the result of the non-deductibility of goodwill written off and losses in certain tax jurisdictions that require a valuation allowance for the related deferred tax benefits. We record deferred tax assets for tax benefits on losses. We continually evaluate whether our deferred tax assets will be realized, and record a valuation allowance when appropriate. If we continue to experience losses or elect to cease operations in certain tax jurisdictions, we may need to record additional valuation allowances in the appropriate jurisdiction, and our effective tax rate could change significantly.

      The primary reasons for the difference between the effective tax rates in 2002 compared with 2001 periods was the non-deductibility of the majority of the goodwill impairment charge recorded in 2002 along with the valuation allowance of $3.1 million recorded in 2002 related to deferred tax assets in Hungary.

      Net Loss. The net loss recorded in each of the last three years is as follow (in millions, except per share data):

	2003	2002	2001

Net loss	$15.6	$108.8	$31.8
Net loss per basic and diluted share	$(0.40)	$(2.84)	$(0.83)
Basic and diluted shares outstanding	38.7	38.4	38.2

      In comparison to 2002, the improvement in net loss in 2003 resulted from the goodwill impairment loss, the additional excess and obsolete inventory charges and the significantly higher restructuring charges that were recorded in 2002. In addition, the higher gross profit as a result of manufacturing cost savings contributed to the improvement.

      The primary reasons for the increased loss in 2002 in comparison to 2001 were the goodwill impairment charge recorded in 2002, the gain on the sale of Artesyn Solutions recorded in 2001 and the reduction in revenue as discussed above. There was no amortization expense recognized in 2002 related to goodwill, which partially offset the negative factors discussed above.

Power Conversion

      Results for the Power Conversion segment in 2003 compared with prior years are as follows (in millions):

				2003	2002
				Compared to	Compared to
	2003	2002	2001	2002	2001

Revenue	$314.4	$318.9	$392.4	(1)%	(19)%
Operating loss	$15.8	$98.7	$60.9	(84)%	62%

      The decrease in revenue recorded in 2003 compared to 2002 was primarily the result of a decrease in sales to our server and storage customers somewhat offset by increases in sales to distribution customers. The decline in server and storage revenue reflected lower demand from the purchasers of information technology and occurred primarily in the first half of the year. During 2002 and 2003, we made additional investments in our infrastructure designed to better service our distribution customers. These investments consisted of expanding our sales staff and distribution networks in the U.S. and Europe, resulting in the growth in sales to distribution customers.

      During 2002, all of the markets serviced by our Power Conversion segment eroded compared to 2001. The reduction in end-user demand was the single most important factor in the decline of the segment’s revenue in 2002 compared to 2001.

      The primary reason for the reduction in the operating loss in 2003 was the $35.0 million charge for goodwill impairment recorded in 2002 along with the restructuring charges recorded in 2002 in excess of the amount recorded in 2003 ($20.8 million). The remainder of the difference is attributable to the additional excess and obsolete inventory charges recorded in 2002 ($15.0 million) and costs savings resulting from the restructuring actions.

      The goodwill impairment charge in 2002 is also the primary reason for the increase in the operating loss in 2002 compared to 2001. The remainder of the difference is attributable to the decrease in revenue ($6.8 million) and an increase in restructuring charges ($1.5 million) offset by amortization of goodwill recorded in 2001 ($2.0 million) and the effect of cost savings initiatives.

Communications Products

      Results for the Communications Products segment in 2003 compared with prior years are as follows (in millions):

				2003	2002
				Compared to	Compared to
	2003	2002	2001	2002	2001

Revenue	$42.5	$31.9	$55.8	33%	(43)%
Operating income (loss)	$6.2	$(21.9)	$(4.9)	128%	(347)%

      The increase in revenue in our Communications Products segment in 2003 compared to 2002 is primarily the result of increases in sales to our wireless and telecommunications customers. The increase reflects the introduction of new products and higher sales of existing products as customers responded to improved end-user demand. The decrease in revenue in 2002 compared to 2001 reflects the decrease in demand in the wireless and telecommunications market sectors resulting from the reduction in capital spending by communications service providers.

      The primary reason for the improvement in operating income in 2003 compared to 2002 is the goodwill impairment charge of $16.9 million recorded in 2002. Increased revenue in 2003 compared to 2002 was a substantial factor in the improvement (approximately $6.0 million), with the remainder of the difference being the inventory charge and restructuring expenses recorded in 2002.

      The goodwill impairment charge is also the primary difference between the operating loss recorded in 2002 in comparison to 2001, along with the effect of lower revenue ($10.8 million). These amounts were partially offset by the amortization expense recorded in 2001 ($6.1 million) and cost savings resulting from restructuring actions.

Liquidity and Capital Resources

      The following table presents selected financial statement information for each of the past three years (in millions except statistical data):

	2003	2002	2001

Cash and cash equivalents	$94.2	$65.0	$54.1
Long-term debt and capital leases	—	23.0	100.4
Convertible subordinated debt	90.0	46.5	—

Cash net of debt	$4.2	$(4.5)	$(46.3)

Working Capital Statistics:
Days of sales outstanding	48	47	60
Days of inventory on-hand	53	76	121
Days of accounts payable outstanding	58	51	42

      The primary sources of cash currently available to us are cash on hand and amounts available under our current revolving credit facility. These amounts are available to finance capital expenditures and payments of interest on our convertible senior subordinated debt. Movements in our working capital and cash flows from net income can be either sources or uses of cash, depending on prevailing business conditions.

      During 2003, our cash and equivalents increased from $65.0 million at the end of 2002 to $94.2 million at the end of 2003. The primary sources of cash were the issuance of convertible senior subordinated notes in the third quarter of 2003 along with reductions in inventory and increases in accounts payable during the year. These amounts were offset by the repayment of our note outstanding with Finestar and amounts outstanding on our revolving credit facility, increases in accounts receivable, capital expenditures and payments associated with previous acquisitions.

      Cash Flows from Operating Activities. During 2003, our cash flows from operating activities served as a source of cash of $24.2 million. An improvement in the performance of our working capital accounts was the significant component of our sources of cash from operations in 2003. We were able to reduce our balances in inventory significantly while maintaining our performance in accounts receivable and extending our terms in accounts payable. Inventory decreased due to programs, such as vendor managed inventory, put in place to reduce inventory requirements.

      Operating cash flows were impacted by $15.5 million in payments related to restructuring actions and $7.8 million in federal income tax refunds in 2003.

      Over the past three years, we have significantly improved our working capital performance as evidenced by the reduction in days of sales outstanding and days of inventory on-hand and the increase in days of accounts payable outstanding. Looking forward, we anticipate only modest improvement in our accounts receivable and accounts payable performance, as we believe we are operating close to an optimal level for our industry. We expect to continue to improve our inventory performance through better demand management and increased use of vendor-managed inventory.

      Cash Flows from Investing Activities. Cash flows from investing activities reflect a net cash use of $10.6 million in 2003, comprised primarily of capital expenditures ($7.1 million) and deferred payments related to previous acquisitions. Capital expenditures for the last two years have been below the level we would normally require to maintain and improve our manufacturing capabilities. The plant closures that occurred have provided us with enough available equipment that we have been able to maintain the necessary manufacturing capacity.

      Trends in design are resulting in a higher number of surface-mounted components in our products. These trends, combined with the expectation of higher demand, are dictating an increase in the number of SMT lines, automated test equipment and other related production equipment we currently utilize. As a result, our capital expenditures are expected to increase to approximately $15-$20 million in 2004 compared to the $7.1 million recorded in 2003.

      In 2003, we made deferred or contingent payments related to the acquisitions of Spider Software Limited and AzCore Technologies, Inc. for approximately $4.3 million. The remaining $0.7 million of contingent consideration for the AzCore acquisition was paid in the first quarter of 2004. All deferred or contingent obligations related to past acquisitions have been satisfied. For additional information on our acquisitions, please see Note 6 of the Consolidated Financial Statements.

      Cash Flows from Financing Activities. In 2003, cash flows from financing activities were a source of cash of $12.4 million in 2003. The primary source of cash was the issuance of $90.0 million of convertible senior subordinated notes due 2010. The net proceeds from the issuance were partially offset by the payoff of a $50 million convertible subordinated note to Finestar and payoffs related to the two revolving credit arrangements we had in place during 2003.

      On August 13, 2003, we completed an initial placement to qualified institutional investors of $75.0 million of our 5.5% convertible senior subordinated notes due 2010, and on August 27, 2003, we completed the sale of an additional $15.0 million. Net proceeds from the issuance of convertible senior subordinated notes in the third quarter of 2003 were approximately $86.3 million. The placement was completed in order to replace the convertible note that had previously been issued to Finestar and to provide us with additional long-term working capital. The note with Finestar was to mature in 2007 and contained a provision that allowed either party to redeem the note in January 2005. The new convertible debt issuance extended the maturity date and removed the possibility of redemption on the part of the holder. There are no financial covenant requirements associated with the 5.5% convertible senior subordinated notes. For additional information on the terms of the notes, please see Note 7 of the Consolidated Financial Statements.

      On January 15, 2002, we received an investment by Finestar, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component and video display manufacturer and one of our competitors. After the first closing of our August 2003 placement of 5.5% convertible senior subordinated notes due 2010, we fully paid the convertible subordinated note outstanding with Finestar. Additionally, because the Finestar note has been paid in full, the shares of our common stock underlying the convertible note are no longer issuable upon conversion or subject to the registration statement on Form S-3 filed in connection with the Finestar transaction.

      On March 28, 2003, we entered into a new five-year, $35.0 million senior revolving credit facility with Fleet Capital Corporation. The asset-based facility replaced our prior senior revolving credit facility that was due to expire in March 2004. For additional information on the terms of our new asset-based revolver, please see Note 8 of the Consolidated Financial Statements. On the day the agreement was completed, we used $19.0 million of cash on hand to pay off the amounts outstanding under our previous credit facility. We then borrowed $10.5 million on the new facility, resulting in a net reduction of total outstanding borrowings of $8.5 million. While the total availability under the facility is limited to $35.0 million, the amount available to be borrowed is based on our level of qualifying domestic accounts receivable and inventory, which is subject to changing business conditions. Generally, as our level of qualifying accounts receivable and inventory increases, our availability increases up to the prescribed limit. As of the end of the year, our outstanding balance on the revolving credit facility was zero, and our availability was $21.8 million.

      In addition to other affirmative and negative covenants customary for asset-based credit facilities, we are also subject to an EBITDA covenant that is triggered when the amount available to be borrowed plus cash deposited with Fleet falls below $20.0 million. As of the end of the year, the availability and the cash deposited with Fleet were above the prescribed limit, and we were not subject to the additional covenant. Up to $5.0 million of the facility’s capacity can be used for letters of credit.

      Our sources of cash are the cash we currently have on hand, the availability we maintain on our asset-based credit facility and expected cash generated from net income. We are expecting to generate cash from net income in 2004, but if our projections are significantly below our expectations, we believe that our other sources of cash are sufficient to cover our operating expenses, capital expenditures, restructuring requirements and interest payments for the next twelve months. If we are not able to generate cash from operations for a sustained period of time, we would, after our cash on hand and available line of credit were depleted, need to identify additional sources of cash. These sources could include additional issuances of debt or equity, sales of equipment or portions of the business.

      From a long-term perspective, our sources of cash are expected to remain the same. We are dependent on generating cash from net income as our primary long-term source of cash. We would be required to identify other long-term sources of cash if we were not able to generate cash from net income or if we decided to take on a strategic initiative, such as an acquisition, which would require cash. We continually evaluate options with respect to additional financing, including the sale of debt or equity instruments and portions of the business. Any such financing or sale transactions could have an adverse effect on our stock price and could dilute our shareholders’ ownership interest in our company.

      The following is a summary of future payments under contractual obligations as of December 26, 2003 (in millions):

	Payments Due by Period

	Total	<1 year	1-2 years	2-3 years	4-5 years	>5 years

Convertible senior subordinated notes	$90.0	—	—	—	—	$90.0
Asset-based revolving credit facility	—	—	—	—	—	—
Interest payments on convertible debt	34.8	5.0	5.0	5.0	5.0	14.8
Operating leases	22.4	9.5	7.3	1.9	1.0	2.6

Total contractual cash obligations	$147.2	$14.5	$12.3	$6.9	$6.0	$107.4

	Commitment Expiration by Period

	Total	<1 year	1-2 years	2-3 years	4-5 years	>5 years

Asset-based revolving credit facility	$35.0	—	—	—	—	$35.0

Risk Factors That May Affect Future Results

      The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. With the exception of historical information, the matters discussed below may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. Forward-looking statements typically use words or phrases such as “estimate”, “plans”, “projects”, “anticipates”, “continuing”, “ongoing”, “expects”, “believes”, or words of similar import. We caution readers that a number of important factors, as well as factors discussed in our other reports filed with the Securities and Exchange Commission, could affect our actual results and cause them to differ materially from those expressed in the forward-looking statements. Forward-looking statements included in this form 10-K are made only as of the date hereof, based on information available as of the date hereof, and subject to applicable law to the contrary, we assume no obligation to update any forward looking-statements.

Economic and business conditions in the communications industry have caused us to incur significant losses in recent years, and our losses will continue if demand for communications infrastructure does not improve.

      We have incurred significant losses in 2001, 2002 and 2003 due to a drop in demand for our products resulting from a reduction in spending on computing and communications infrastructure during that time. While we are seeing a reversal of this trend which is reflected in improvements in revenue in the second half of 2003, we had net losses of $15.6 million, $108.8 million (which includes non-cash after-tax write-offs of $49.4 million in goodwill impairment charges and $11.3 million in additional excess and obsolete inventory charges) and $31.8 million for 2003, 2002 and 2001, respectively. Growth in the communications industry has been driven primarily by the expansion of the Internet, broadband and wireless networks. During the past three years, these applications have suffered a significant downturn. Our future revenue growth depends in large part on the resumed growth of these services as widely used media for commerce and communication. In addition, unless we take steps to further reduce our cost structure, we do not anticipate a significant increase in profitability without revenue growth. If demand for our products does not improve, we could continue to experience operating losses.

Our future profitability depends on our ability to successfully market our products in a volatile, competitive industry characterized by rapidly changing prices, technologies and customer demand.

      The markets for our products are characterized by rapidly changing technologies, changing customer demands, evolving industry standards, frequent new product introductions and, in some cases, short product life cycles. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment as well as an accurate anticipation of technological and market trends. To respond to the needs of our customers in the communications industry, we must continuously develop new and more advanced products at lower prices. We are making significant investments in next generation technologies but there can be no assurance that these investments will lead to additional revenue and profitability. Our inability to properly assess developments in the communications industry or to anticipate the needs of our customers could cause us to lose business with our current customers and prevent us from obtaining new customers.

Price erosion could have a material effect on our profitability.

      We operate in an industry where quality, reliability, stability, product capability and other factors influence our customers’ decisions to purchase our products. The price of our products is also a factor, and it could become a more important factor the more competitive our industry becomes. The competitive nature of our industry could result in price reductions, reduced profit margins and loss of market share, each of which would adversely affect our business, operating results and financial condition. Our strategies to manage the competition include, but are not limited to, maintaining an appropriate level of investment in research and development and sustaining and expanding relationships with our customers in the high-growth sectors of our industry; however, there can be no assurance that such strategies will be effective.

We face risks by having most of our manufacturing capacity concentrated in foreign locations

      In 2003, approximately 88% of our total sales were from products manufactured in China and Europe. The closure of our facilities in Austria and Ireland in 2003 has further concentrated our manufacturing capacity of our Power Conversion segment to our low-cost facilities in China and Hungary. We would expect the percentage of products sold that were manufactured in foreign locations to be in excess of 90% of our total sales in 2004. The cost structure of these facilities and its relationship to our customers’ expectations for the price of our products makes our future success dependent on the ability to efficiently utilize our foreign manufacturing locations. International operations are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, interruptions in air or sea transportation, political or economic changes, difficulties in staffing and managing foreign operations, foreign currency exchange rates and potentially adverse tax consequences, any or all of which could adversely affect our ability to manufacture our products and deliver those products to our customers.

We rely on significant relationships with a small number of customers and the loss of any of those customers could adversely affect our revenue and operating results.

      Our ten largest customers accounted for 71% of our total sales for the 2003 fiscal year, with sales to Hewlett-Packard, Dell Computer and Sun Microsystems accounting for approximately 15%, 11% and 10% of our total 2003 sales, respectively. While we are designed into and derive revenue from several distinct products with each customer, decisions by a small number of our customers to defer their purchasing decisions or to purchase products elsewhere could have a material adverse effect on our business, operating results and financial condition.

      In addition, if we were to experience an unanticipated catastrophic quality issue (i.e., a product or design failure) with one of our customers (especially one of our three largest customers) that threatened our relationship with that customer, the competitive nature of our industry could allow that customer to terminate its relationship with us and move its business to one of our competitors.

Although we are “designed in” to many long-term customer programs enabling us to be included in our customers’ new products over a product lifecycle, significant parts of our business depend primarily on continued relationships with our existing customers. If one or more of such relationships are terminated for any reason, or significantly reduced, it could significantly reduce our total sales, thereby greatly impacting our future operating results and profitability.

If demand for our products were to increase, we could face production capacity constraints very quickly due to recent restructuring actions.

      During the recent decrease in demand, we closed manufacturing facilities in Broomfield, Colorado; Kindberg, Austria; and Youghal, Ireland and moved production from these plants to our lower-cost facilities in Tatabanya, Hungary and Zhong Shan, China. Our current capabilities are in line with what we expect to be required to produce over the near term. If demand were to increase from our expectations, we would be forced to add additional production capacity on very short notice. We began to see a turnaround in demand in the latter half of 2003. If our capacity constraints keep us from fulfilling customers’ orders, it could have a material adverse effect on our results from operations.

Consolidating our manufacturing capacity into lower cost facilities could result in production delays and quality issues.

      The decrease in demand experienced by our company and our industry over the past few years led to our decision to close several manufacturing and engineering facilities and move the production of a number of products to lower-cost facilities. Although the closures and transfers have been completed, transition issues that normally occur when a new product goes into production at a new location may still result in production delays or quality issues. Any problems associated with delays of shipments to customers, cancellations of delayed shipments, diversion of management attention, increases in inventory levels, increases in quality issues, increases in warranty returns or an inability to achieve anticipated manufacturing cost reductions could result in a material adverse effect on our business, operating results and financial condition.

We face risks associated with the sale of our products in foreign locations.

      International sales have been, and are expected to continue to be, an important component of our total sales. In 2003, international sales represented 37% of our total sales. Because our customers do business in international locations, our future success is dependent on our continued growth and our ability to administer our sales operations in foreign markets. The success and profitability of our international operations is subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, increased import duties, interruptions in air or sea transportation, political or economic changes, difficulties in managing foreign operations, longer payment cycles, problems in collecting accounts receivable, foreign currency exchange rates and potentially adverse tax consequences, any or all of which could adversely affect our operations.

Our future profitability may be adversely affected by a disruption in our supply chain.

      As a result of the custom nature of certain of our manufactured products, components used in the manufacture of these products are currently obtained from a limited number of suppliers, and a small percentage of components are purchased from a single vendor. A change in suppliers, which could take several months to properly transition, could cause a delay in manufacturing, additional manufacturing costs, and a possible loss of sales that could adversely affect our future operating results and financial position.

With an asset-based credit facility, we face risks associated with fluctuating credit availability.

      The amount available for borrowing under our senior credit facility is calculated as a percentage of our domestic accounts receivable and inventory that meet certain criteria as set forth in the credit agreement, minus reserves as determined by our lender. Our lender maintains the right to change the advance rates and eligibility criteria for our domestic accounts receivable and inventory and the discretion to change or institute new reserves against our availability. Accordingly, the amount available for borrowing under our senior credit facility may be reduced due to the reduction in the amount of our eligible assets resulting from changing market conditions, and the application of or changes to eligibility criteria, as well as the reduction of advance rates and/or the increase or change in reserve amounts, which may be imposed at the discretion of our lender. These factors could have the result of reducing the amount we may borrow under the facility at a time when we have a need to borrow additional amounts or requiring repayments under the facility at a time when we do not have adequate cash flow to make such repayments or when such repayments may not be in our best interest due to the economic climate and/or our financial condition at that time. These consequences could negatively impact our liquidity and such impact could be material. As of December 26, 2003, however, there were no amounts outstanding on our asset-based revolving credit facility.

The provisions of our credit agreement could affect our ability to enter into certain transactions.

      On March 28, 2003, we entered into a five-year, $35.0 million credit facility with Fleet Capital Corporation. The asset-based facility replaced our prior revolving credit facility that was due to expire in March 2004. Our credit agreement may restrict our ability to enter into certain corporate transactions (including, among other things, the disposition of assets, making certain capital expenditures and forming or acquiring subsidiaries) unless we obtain the prior written consent of Fleet Capital Corporation. Because we cannot guarantee that Fleet Capital Corporation will, in all circumstances, provide consent for the specific purposes for which we intend, our ability to enter into certain corporate transactions may be prohibited or delayed.

Market consolidation could create companies that are larger and have greater resources than us.

      Our principal competitors include Acbel Polytech (Taiwan), Delta Electronics (Taiwan and Thailand), Emerson Electric, Invensys (UK), Lite-On (Taiwan), Power-One, and Tyco International. If our competitors consolidate, they would likely create entities with increased market share, customer bases, proprietary technology, marketing expertise and sales forces and would likely have increased purchasing leverage for acquiring raw materials. Such a development may create stronger competitors, which would likely adversely affect our ability to compete in the markets we serve.

We face, and might in the future face, intellectual property infringement claims that might be costly to resolve.

      We have from time to time received, and may in the future receive, communications from third parties asserting that our products or technology infringe on a third party’s patent or other intellectual property rights. Such claims have resulted in litigation in the past, and could result in litigation in the future. If we do not prevail in any such litigation, our business may be adversely affected, depending on the technology at issue. In addition, our industry is characterized by uncertain and conflicting intellectual property claims and, in some instances, vigorous protection and pursuit of intellectual property rights or positions, which have on occasion resulted in protracted and expensive litigation. We cannot make the assurance that intellectual property claims will not be made against us in the future or that we will not be prohibited from using our technologies subject to any such claims or that we will not be required to obtain licenses and make corresponding royalty payments. In addition, the necessary management attention to, and legal costs associated with, litigation could have a material adverse effect on our business, operating results and financial condition.

      Currently, we are a defendant in one such patent infringement suit with VLT, Inc. For additional information on the VLT lawsuit, please refer to Item 3 — Legal Proceedings and Note 10 of the Consolidated Financial Statements.

Our future success could depend on the protection of our intellectual property; costs associated with enforcing our intellectual property rights could adversely affect our operating results.

      We generally rely on patents and trade secret laws to establish and maintain proprietary rights in some of our technology and products, and such protections may become more important in our industry. While we have been issued a number of patents and other patent applications are currently pending, there can be no assurance that any of the patents will not be challenged, invalidated or circumvented, or that any rights granted under these patents will, in fact, provide us with competitive advantages. In addition, there can be no assurance that patents will be issued from pending applications, or that claims on future patents will be broad enough to protect our technology. Also, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. Litigation may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could have a significant adverse effect on our operating results.

Our future profitability may be adversely affected by a change in governmental regulation.

      Our operations are subject to laws, regulations, government policies and product certification requirements worldwide. Changes in such laws, regulations, policies or requirements could result in the need to modify products and could affect the demand for our products, which may involve substantial costs or delays in sales and could have an adverse effect on our future operating results.

We rely on certain key personnel and a loss of such personnel could adversely affect our business.

      If we lose one or more members of senior management, or if we cannot attract and retain qualified management or technical personnel, our operating results could be adversely affected. Our capacity to develop and implement new technology depends on our ability to employ personnel with highly technical skills. Competition for such qualified technical personnel is intense due to the relatively limited number of engineers available.

Increased leverage as a result of the issuance of our convertible debt may harm our financial condition and results of operations.

      At December 26, 2003, we had $90 million of outstanding debt as reflected in our consolidated balance sheet included in this filing. We may incur additional indebtedness in the future and the notes do not restrict our future issuance of indebtedness. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	a portion of our cash flow from operations will be dedicated to the payment of interest required with respect to outstanding indebtedness;

•	increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

•	depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, capital expenditures, and general corporate and other purposes may be limited.

      Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to the success of the marketing of our products, general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we are not able to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things:

•	to seek additional financing in the debt or equity markets;

•	to refinance or restructure all or a portion of our indebtedness, including the notes; or

•	to sell selected assets.

      Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms.

We may not have sufficient funds to repurchase our convertible notes upon a change of control.

      Our convertible notes issued during 2003 include a provision that the note holders have the right to tender the notes and request that the notes be repurchased if a “change of control” occurs. Should a “change of control” occur, no assurance can be given that we will have sufficient funds available to purchase notes that are tendered for repurchase or that we will be able to arrange financing on favorable terms. A failure to repurchase the tendered notes constitutes an event of default under the indenture.

Our Board of Directors’ ability to issue preferred shares could deter a change in control that could be profitable to our shareholders.

      Pursuant to our Certificate of Incorporation, as amended, our Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock, of which 451,376 have been designated as series A Junior Participating Preferred Stock in connection with our “poison pill”, and to establish the preferences and rights of any such shares of preferred stock issued. The issuance of the preferred shares can have the effect of creating preferential dividends and/or other rights and/or delaying, making more difficult, or preventing a change of control of our Company, even if a change of control is in the shareholders’ interest.

We have a “poison pill” that could deter a potentially profitable take-over by a third party.

      Under our Company’s rights agreement, rights are issued along with each of our shares of common stock. A holder of such rights can purchase from us, under specified conditions, a portion of a preferred share, or receive common stock of our Company, or receive common stock of the entity acquiring us having a value equal to twice the exercise price of the right. The exercise price of the right is $95.00. This arrangement is often called a “poison pill.” Our poison pill may have the effect of delaying or preventing a change of control of our Company, even if a change of control is in the shareholders’ interest.

There are certain provisions of Florida law that could limit acquisitions and changes of control.

      The Florida 1989 Business Corporation Act, as amended, contains a section entitled “control-share acquisitions”, which, in certain circumstances, eliminates the voting rights of shares acquired in quantities so as to constitute “control shares”, as defined under Florida law. Florida law may also restrict business combinations between our Company and 10% owners of our common stock unless approved by two-thirds of the voting shares of “disinterested” shareholders or by a majority of our Company’s “disinterested” directors. These provisions may also have the effect of inhibiting a third-party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change of control of our Company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then current price.

Our former independent public accountant, Arthur Andersen LLP, has been found guilty of federal obstruction of justice charges and involved parties are unlikely to be able to exercise effective remedies against such firm in any legal action.

      Our former independent public accountant, Arthur Andersen LLP, provided us with auditing services for prior fiscal periods through December 28, 2001, including issuing an audit report on our fiscal 2001 consolidated financial statements included in this filing. On June 15, 2002, a jury in Houston, Texas found Arthur Andersen LLP guilty of a Federal obstruction of justice charge arising from the Federal Government’s investigation of Enron Corp. On August 31, 2002, Arthur Andersen LLP ceased practicing before the Commission. Arthur Andersen LLP has not reissued its audit report with respect to our audited consolidated financial statements, has not consented to the inclusion of its audit report and has not performed any procedures in connection with this filing. As a result, there may not be an effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission with respect to our audited consolidated financial statements that are included in this report or any other filing we may make with the Commission, including, with respect to any offering registered under the Securities Act or any claim under Section 11 of the Securities Act. In addition, even if such a claim could be asserted, as a result of its conviction and other lawsuits, Arthur Andersen LLP may fail or otherwise have insufficient assets to satisfy claims made by investors or by us that might arise under Federal securities laws or otherwise relating to any alleged material misstatement or omissions with respect to our audited consolidated financial statements.

      In addition, in connection with any future capital market transaction in which we are required to include financial statements that were audited by Arthur Andersen LLP, as a result of the foregoing, investors may elect not to participate in any such offering or, in the alternate, may require us to obtain a new audit of previously audited financial statements. Consequently, our financing costs may increase or we may miss a capital market opportunity.

Our shareholders will be diluted if we issue shares subject to options, warrants, convertible notes or payment of matching contributions under our 401(k) plan.

      As of December 26, 2003, we had reserved the following shares of our common stock for issuance:

•	1,550,000 shares issuable upon exercise of outstanding warrants held by Finestar International, which are subject to anti-dilution provision that provide for adjustments to the exercise price of the warrants for issuances of additional securities below certain prices;

•	6,931,000 shares issuable pursuant to stock options outstanding;

•	654,000 shares available for future grant under the Company’s stock option plans;

•	11,161,000 shares issuable upon conversion of 5.5% Convertible Senior Subordinated notes issued in August 2003.

•	704,000 shares for the purpose of making matching contributions under our 401(k) plan

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

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

      We have significant assets and operations in Europe and Asia and, as a result, our financial performance could be affected by significant fluctuations in foreign exchange rates. To mitigate potential adverse trends, our operating strategy takes into account changes in exchange rates over time. Accordingly, in the past, we have entered into various forward contracts that change in value as foreign exchange rates change to protect the value of our existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The principal currency hedged was the Euro.

      It is our policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet the objectives as stated above. We do not enter into foreign currency or interest rate transactions for speculative purposes. Gains or losses that result from changes in foreign currency rates are recorded at the time they are incurred. These gains or losses have not been material in any recent periods. We currently have no hedging instruments outstanding.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Artesyn Technologies, Inc.

      We have audited the accompanying consolidated balance sheets of Artesyn Technologies, Inc. as of December 26, 2003 and December 27, 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the fiscal years ended December 26, 2003 and December 27, 2002. Our audits also included the financial statement schedule for the years ended December 26, 2003 and December 27, 2002 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of Artesyn Technologies, Inc. for the fiscal year ended December 28, 2001 were audited by other auditors who have ceased operations and whose report dated January 21, 2002 expressed an unqualified opinion on those statements and schedule.

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

      In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artesyn Technologies, Inc. at December 26, 2003 and December 27, 2002 and the consolidated results of its operations and its cash flows for the fiscal years ended December 26, 2003 and December 27, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the 2003 and 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 17 to the consolidated financial statements, effective December 29, 2001, the Company changed its method of accounting for goodwill and certain intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

      As discussed above, the financial statements of Artesyn Technologies, Inc. for the fiscal year ended December 28, 2001 were audited by other auditors who have ceased operations. As described in Note 17, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of December 29, 2001. Our audit procedures with respect to the disclosures in Note 17 with respect to 2001 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in that period related to goodwill to the previously issued financial statements and the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related loss per share amounts. In our opinion, the disclosures for 2001 in Note 17 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements or schedule of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements or schedule taken as a whole.

/s/ ERNST & YOUNG LLP

West Palm Beach, Florida

January 26, 2004

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

      We will not be able to obtain the written consent of Arthur Andersen LLP as required by Section 7 of the Securities Act of 1933 for any registration statement or periodic report we may file in the future. Accordingly, investors will not be able to sue Arthur Andersen LLP pursuant to section 11(a)(4) of the Securities Act with respect to any such filings and, therefore, ultimate recovery from Arthur Andersen LLP may also be limited as a result of Arthur Andersen LLP’s financial condition or other matters resulting from the various civil and criminal lawsuits against that firm.

CONSOLIDATED BALANCE SHEETS

	December 26,	December 27,
	2003	2002

	(Amounts in thousands except
	share data)
ASSETS
Current Assets
Cash and cash equivalents	$94,215	$65,001
Accounts receivable, net of allowances of $2,831 in 2003 and $3,121 in 2002	54,196	44,235
Inventories	44,047	55,588
Prepaid expenses and other current assets	2,753	1,926
Deferred income taxes	11,526	16,234

Total current assets	206,737	182,984

Property, Plant & Equipment, Net	64,210	78,631

Other Assets
Goodwill	20,806	18,676
Deferred income taxes	19,211	18,803
Other assets	5,712	4,493

Total other assets	45,729	41,972

	$316,676	$303,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$47,994	$37,451
Accrued and other current liabilities	49,224	56,508

Total current liabilities	97,218	93,959

Long-Term Liabilities
Long-term debt and capital lease obligations	—	23,004
Convertible subordinated debt	90,000	46,517
Deferred income taxes	5,693	6,460
Other long-term liabilities	9,728	10,201

Total long-term liabilities	105,421	86,182

Total liabilities	202,639	180,141

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01; 80,000,000 shares authorized; 38,755,365 shares issued and outstanding in 2003 (38,389,065 shares in 2002)	387	384
Additional paid-in capital	129,169	127,887
Retained earnings (accumulated deficit)	(8,041)	7,581
Accumulated other comprehensive loss	(7,478)	(12,406)

Total shareholders’ equity	114,037	123,446

	$316,676	$303,587

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended

	December 26,	December 27,	December 28,
	2003	2002	2001

	(Amounts in thousands except per share data)
Sales	$356,871	$350,829	$493,968
Cost of Sales	287,617	321,263	437,700

Gross Profit	69,254	29,566	56,268

Expenses
Selling, general and administrative	38,898	36,593	54,057
Research and development	34,329	34,341	41,470
Gain on sale of Artesyn Solutions	—	—	(31,308)
Restructuring and related charges	5,611	27,345	15,913
Goodwill amortization	—	—	8,081
Goodwill impairment	—	51,856	—

	78,838	150,135	88,213

Operating Loss	(9,584)	(120,569)	(31,945)

Other Income (Expense)
Debt extinguishment expense	(3,723)	(558)	—
Interest expense	(5,003)	(7,576)	(8,236)
Interest income	534	1,122	894

	(8,192)	(7,012)	(7,342)

Loss Before Benefit for Income Taxes	(17,776)	(127,581)	(39,287)
Benefit for Income Taxes	(2,154)	(18,759)	(7,524)

Net Loss	$(15,622)	$(108,822)	$(31,763)

Basic and Diluted Loss Per Share	$(0.40)	$(2.84)	$(0.83)

Weighted Average Common and Common Equivalent Shares Outstanding	38,678	38,370	38,229

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

					Accumulated Other
					Comprehensive Loss

					Foreign	Changes in
	Common Stock		Additional	Retained Earnings	Currency	Fair Value
			Paid-in	(Accumulated	Translation	of	Comprehensive
	Shares	Amount	Capital	Deficit)	Adjustment	Derivatives	Loss

	(Amounts in thousands)
Balance, December 29, 2000	38,282	$383	$121,360	$149,873	$(15,104)	$—	$—
Issuance of common stock under stock option plans	160	2	1,093	—	—	—	—
Tax benefit from exercises of stock options	—	—	186	—	—	—	—
Repurchases and retirement of common stock	(189)	(2)	(598)	(1,707)	—	—	—
Cumulative effect of accounting change for derivatives, net of tax provision of $442	—	—	—	—	—	938	938
Changes in fair value of derivatives, net of tax benefit of $(499)	—	—	—	—	—	(1,178)	(1,178)
Net loss	—	—	—	(31,763)	—	—	(31,763)
Foreign currency translation adjustment, net of tax benefit of $(1,004)	—	—	—	—	(4,238)	—	(4,238)

Comprehensive loss	—	—	—	—	—	—	(36,241)

Balance, December 28, 2001	38,253	383	122,041	116,403	(19,342)	(240)	—
Issuance of common stock under stock option plans	136	1	741	—	—	—	—
Issuance of warrants in connection with convertible subordinated debt	—	—	5,105	—	—	—	—
Net loss	—	—	—	(108,822)	—	—	(108,822)
Changes in fair value of derivative financial instrument, net of tax provision of $89	—	—	—	—	—	240	240
Foreign currency translation adjustment, net of tax provision of $2,565	—	—	—	—	6,936	—	6,936

Comprehensive loss							(101,646)

Balance, December 27, 2002	38,389	384	127,887	7,581	(12,406)	—
Issuance of common stock	295	3	899	—	—	—	—
Issuance of common stock under stock option plans	71	—	202	—	—	—	—
Modification of warrants in connection with convertible subordinated debt	—	—	181	—	—	—	—
Net loss	—	—	—	(15,622)	—	—	(15,622)
Foreign currency translation adjustment, net of tax benefit of $(679)	—	—	—	—	4,928	—	4,928

Comprehensive loss							$(10,694)

Balance, December 26, 2003	38,755	$387	$129,169	$(8,041)	$(7,478)	$—

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended

	December 26,	December 27,	December 28,
	2003	2002	2001

	(Amounts in thousands)
Operating Activities
Net loss	$(15,622)	$(108,822)	$(31,763)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, goodwill amortization and amortization of deferred debt issuance costs	22,937	26,978	34,423
Impairment of goodwill	—	51,856	—
Deferred income tax provision (benefit)	980	(12,826)	(9,114)
Provision for inventory valuation reserves	1,874	25,818	31,722
Provision for bad debts and returns	1,418	356	2,059
Gain on sale of Artesyn Solutions	—	—	(31,308)
Non-cash restructuring charges	1,349	5,883	2,765
Accretion of convertible subordinated debt discount	1,064	1,622	—
Loss on debt extinguishment	3,723	588	—
(Gain) loss on foreign currency transactions	(451)	(5,231)	340
Other non-cash items	(109)	724	311
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(8,577)	30,768	41,144
Inventories	11,525	27,366	12,642
Prepaid expenses and other assets	278	(102)	3,187
Accounts payable and accrued liabilities	3,816	1,111	(54,440)

Net Cash Provided by Operating Activities	24,205	46,089	1,968

Investing Activities
Purchases of property, plant & equipment	(7,081)	(5,230)	(28,763)
Proceeds from sale of property, plant & equipment	735	538	353
Proceeds from sale of Artesyn Solutions	—	—	33,500
Earn-out payments related to acquisitions	(4,259)	(4,335)	(10,349)

Net Cash Used in Investing Activities	(10,605)	(9,027)	(5,259)

Financing Activities
Proceeds from issuance of convertible senior subordinated notes due 2010	90,000	—	—
Financing costs on convertible senior subordinated notes due 2010	(3,725)
Proceeds from issuances of long-term debt, net of financing costs	9,481	—	60,690
Principal payments on convertible debt	(50,000)	—	—
Principal payments on debt and capital leases	(33,512)	(79,115)	(35,862)
Proceeds from exercises of stock options	202	742	1,095
Proceeds from issuance of senior subordinated convertible notes due 2007 and warrants, net of financing costs	—	49,000	—
Repurchases of common stock	—	—	(2,307)

Net Cash Provided by (Used in) Financing Activities	12,446	(29,373)	23,616

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3,168	3,229	(625)

Increase in Cash and Cash Equivalents	29,214	10,918	19,700

Cash and Cash Equivalents, Beginning of Year	65,001	54,083	34,383

Cash and Cash Equivalents, End of Year	$94,215	$65,001	$54,083

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

      General Artesyn Technologies, Inc. (Nasdaq: ATSN), a Florida corporation formed in 1968, is primarily engaged in the design, development, manufacture and sale of power conversion products and board level solutions within the communications industry.

      Basis of Presentation The consolidated financial statements include the accounts of Artesyn Technologies, Inc. and our subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

      For purposes of clarity, as used herein, the terms “we”, “us”, “our”, “the Company”, and “Artesyn” mean Artesyn Technologies, Inc. and its subsidiaries (unless the context indicates another meaning).

      Fiscal Year Our fiscal year ends on the Friday nearest December 31, which results in a 52- or 53-week year. The fiscal years ended December 26, 2003, December 27, 2002, and December 28, 2001 are all comprised of 52 weeks. The upcoming fiscal year will be 53 weeks in length and will end on December 31, 2004.

      Cash and Cash Equivalents Highly liquid investments with original maturities of 90 days or less are classified as cash and cash equivalents. These investments are carried at cost, which approximates market value.

      Trade Receivables Trade receivables are recognized on our Consolidated Balance Sheets at fair value. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and specific customer collection issues that we have identified. Trade receivables are evaluated and written off against the allowance if they are determined to be uncollectible.

      Inventories Inventories are stated at the lower of cost or market, on a first-in, first-out basis. A provision has been made to reduce obsolete or excess inventories to market based on current and expected demand for the finished product and the components used to manufacture it. Finished goods and work-in-process inventories include material, labor and manufacturing overhead.

      Property, Plant & Equipment Property, plant and equipment is stated at cost. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets ranging from three to thirty years. Leasehold improvements are recorded at cost and are amortized using the straight-line method over the remaining lease term, or the economic useful life, whichever is shorter. Leasehold improvements are written-off if the related leasehold is vacated. Major renewals and improvements are capitalized, while maintenance, repairs and minor renewals not expected to extend the life of an asset beyond its normal useful life are expensed as incurred.

      Impairment of Long-Lived Assets We periodically evaluate whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets to be held and used, or whether the remaining balance of long-lived assets to be held and used should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of long-lived assets to be held and used to determine whether impairment has occurred. Fair value is compared to carrying value in calculating the amount of the impairment. There was no impairment of assets held and used for any of the years presented. (See Note 5 for asset disposals related to restructuring activities).

      Long-lived assets meeting the criteria prescribed by Statement of Financial Accounting Standard No. 144 are classified as long-lived asset to be disposed of, and are reported at the lower of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the carrying amount or fair value minus the costs to sell such assets. A gain or loss on the ultimate disposition of an asset held for sale is recorded when the sale is completed.

      Goodwill The excess of purchase price over net identifiable assets of companies acquired (goodwill), which were accounted for under the purchase method of accounting, is capitalized and periodically evaluated for impairment as prescribed by Statement of Financial Accounting Standards No. 142, which we adopted in the first quarter of 2002. Under SFAS No. 142, we assess goodwill using a two-step approach on an annual basis, in August of each year or more frequently if indicators of impairment exist. SFAS No. 142 states that potential impairment exists if the fair value of a reporting unit is less than the carrying value of the assets of that unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value.

      The reporting units on which the goodwill assessment was performed were determined to be at our segment level. There were no further distinctions made because there were no business units below the segment level where discrete financial information is available, that were regularly reviewed by segment management and exhibited separate economic characteristics from the other components of the operating segment.

      Foreign Currency Translation The functional currency of our European and certain Asian subsidiaries is each entity’s local currency. Assets and liabilities are translated from their functional currency into US dollars using exchange rates in effect at the balance sheet date. Equity is translated using historical exchange rates. Income and expense items are translated using average exchange rates for the period. The effect of exchange rate fluctuations on translating foreign currency assets and liabilities into US dollars is included in accumulated other comprehensive loss, net of income taxes. Translation of intercompany accounts and foreign exchange transaction gains and losses are included in the results of operations and resulted in a $5.2 million gain during 2002 and insignificant amounts for all other periods presented. The functional currency of our Asian subsidiaries is predominantly the US dollar, as their transactions are generally denominated in US dollars. The effect of exchange rate fluctuations for these subsidiaries is included in results of operations.

      Revenue Recognition We recognize revenue and the related costs of sales as products are shipped and title is passed to the customer or as services are provided. For sales including software products, we typically have no installation, maintenance or other obligations related to the software, accordingly, revenue is recognized as the products are shipped and the customer accepts title. For those products which require additional services, revenue related to the services is deferred and recognized as the services are performed in accordance with Statement of Position 97-2, “Software Revenue Recognition”, and related interpretations.

      Sales are comprised of gross revenues less provisions for expected customer returns and other sales allowances. The related reserves for these provisions are included in “Accounts Receivable, net of allowances” in the accompanying consolidated balance sheets. We establish provisions for estimated returns and sales allowances concurrently with the recognition of revenue based on a variety of factors including actual return and sales allowance history and projected economic conditions. We continually monitor customer inventory levels and make adjustments to these provisions when we believe actual product returns or other allowances may differ from established reserves.

      All amounts billed to customers related to shipping and handling are included in sales. All costs associated with shipping and handling are recognized in cost of sales.

      Product Warranty We record estimated product warranty costs in the period in which the related revenues are recognized. Management periodically evaluates estimates used in the prepara-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tion of the financial statements for continued reasonableness. Warranty expense is generally determined by calculating the historical relationship between sales and warranty costs and applying the calculation to the current period’s sales. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluation.

      Changes in our product warranty liability are as follows ($000’s):

	2003	2002

Balance, beginning of period	$5,378	$6,197
Warranties issued during the period	5,183	3,947
Settlements made during the period	(2,707)	(4,766)

Balance, end of period	$7,854	$5,378

      Research and Development Research and development costs include product engineering, product development and research and developments costs, which are expensed in the period incurred.

      Advertising Expenses Costs related to advertising are recognized in Selling, General and Administrative expenses as incurred. Advertising expense is not material in any of the periods presented.

      Income Taxes Income taxes reflect the current and deferred tax consequences of events that have been recognized in our financial statements or tax returns. The realization of deferred tax assets is based on historical tax positions, tax planning strategies and expectations about future taxable income.

      Valuation allowances are recorded related to deferred tax assets if their realization does not meet the “more likely than not” criteria detailed in SFAS 109, “Accounting for Income Taxes”.

      Tax returns related to our consolidated financial statements are filed in the United States, individual states, and foreign countries where Artesyn conducts business.

      Stock-Based Compensation We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based compensation for employees and non-employee directors. In accordance with APB 25, if the exercise price of our stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized for our fixed stock option plans. Pro forma information regarding net loss and loss per share is required by SFAS 123, “Accounting for Stock-Based Compensation as amended by Statement of Financial Accounting Standards No. 148”, and has been determined as if we had accounted for our employee and outside directors stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001

Risk-free interest rate	1.4%-2.8%	3.1%	4.5%
Dividend yield	—	—	—
Expected volatility	94%	98%	94%
Expected life	3.3 years	3.9 years	3.9 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our pro forma information follows ($000s except per share data):

		2003	2002	2001

Net loss	As reported	$(15,622)	$(108,822)	$(31,763)
Pro forma expense, net of tax effect		(5,464)	(11,965)	(11,748)

	Pro forma	$(21,086)	$(120,787)	$(43,511)

Loss per share-Basic and Diluted	As reported	$(0.40)	$(2.84)	$(0.83)

	Pro forma	$(0.55)	$(3.15)	$(1.14)

      The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results. See Note 11 of the consolidated financial statements for other disclosures related to our stock option plans.

      Loss Per Share Basic loss per share (“EPS”) is calculated by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during each period in accordance with SFAS No. 128, “Earnings Per Share”. Where applicable, diluted earnings per share includes the potential impact of convertible securities and dilutive common stock equivalents using the treasury stock method. All outstanding stock options, warrants and stock related to convertible debt were excluded from computing diluted earnings per share because their effects were anti-dilutive for all fiscal periods presented.

      Comprehensive Loss SFAS No. 130, “Reporting Comprehensive Income” requires companies to report all changes in equity in a financial statement for the period in which they are recognized, except those resulting from investment by owners and distributions to owners. We have chosen to disclose Comprehensive Loss, which encompasses net loss and the effects of foreign currency translation adjustments and changes in fair value of derivative financial instruments, both net of tax, in the Consolidated Statements of Shareholders’ Equity and Comprehensive Loss.

      Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant estimates made by management include the provision for doubtful accounts receivable, inventory write-downs for potentially excess or obsolete inventory, restructuring liabilities, warranty reserves, valuation allowances on deferred tax assets, and the valuation of intangible assets. Actual results could differ from those estimates.

      Concentration of Credit Risk Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and financial instruments used in hedging activities. Our cash management and investment policies restrict investments to low-risk, highly liquid securities, and we perform periodic evaluations of the credit standing of the domestic and foreign financial institutions with which we deal. We sell our products to customers in various geographical areas. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain reserves for potential credit losses, and such losses traditionally have been within our expectations and have not been material in any year. There were no financial instruments used in hedging activities during 2003. As of December 26, 2003 and December 27, 2002, we believe we had no significant concentrations of credit risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table includes sales to customers in excess of 10% of total sales for the periods presented:

	2003	2002	2001

Hewlett-Packard	15%	17%	19%
Dell Computer	11%	15%	12%
Sun Microsystems	10%	13%	9%

      Revenue from Hewlett-Packard is recorded in both segments, with revenue from Dell and Sun recorded only in Power Conversion. Sales to Hewlett-Packard during 2001 include sales from Artesyn Solutions, Inc. prior to the 2001 sale of this subsidiary (See Note 16). During 2001, sales from Artesyn Solutions Inc. represented approximately one-third of the amount sold to Hewlett-Packard.

      Fair Value of Financial Instruments Carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these accounts. The fair value of amounts outstanding under our credit facility is determined using current applicable interest rates as of the balance sheet date and approximates the carrying value of such debt because the underlying instruments are at variable rates that are re-priced frequently. The fair value of our Senior Subordinated Convertible Notes is $113.5 million based on actual, private market transactions occurring at or near the end of the year as reported to us by the initial purchasers.

Recent Accounting Pronouncements

      We adopted the provisions of Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” effective December 28, 2002. SFAS 143 changes the way companies recognize and measure retirement obligations that are legal obligations and result from the acquisition, construction, development or operation of long-lived tangible assets. Our primary asset retirement obligations relate to certain leasehold improvements for which an asset retirement obligation has been recorded. The adoption of SFAS 143 did not have a material impact on our consolidated financial condition or results of operations.

      In the first quarter of 2003, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). Among other matters, SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required gains and losses from extinguishments of debt to be classified as extraordinary items, net of related income taxes. We adopted SFAS 145 effective December 28, 2002, and there was no material impact on our consolidated results of operations and financial position. Amounts written off related to the repayment of our previous credit facility in the third quarter of 2003 (See Note 8 of our Consolidated Financial Statements) and the fulfillment of our obligation to Finestar (See Note 7 of our Consolidated Financial Statements) were not classified as extraordinary as a result of the application of SFAS 145.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)”, which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 is effective for exit or disposal activities that were initiated after December 31, 2002. We adopted SFAS 146 effective December 28, 2002, and there was no material impact on our consolidated results of operations and financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34, dated November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. Upon adoption, these provisions did not have a material effect on our consolidated financial condition or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB issued FASB Interpretation 46 (revised December 2003), which effectively modified and clarified certain provisions of FIN 46, as originally issued, and modified the effective date for certain entities. Public companies will apply the provisions of FIN 46, as revised, no later than the first reporting period that ends after March 15, 2004. We do not expect any impact on our financial position, results of operations or cash flows from adoption.

      In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. The consensus addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The consensus also supersedes certain guidance set forth in SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003. We adopted this new pronouncement effective June 28, 2003 and are applying the provisions of this statement on a prospective basis subsequent to that date. The impact to our financial position, results of operations, and cash flows would not have been materially different had we adopted this new pronouncement on December 29, 2001.

      In November 2003, the Emerging Issues Task Force of the FASB reached a consensus on EITF No. 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. The consensus addresses arrangements that include software that is more than incidental to the products or services as a whole, requiring software and software related elements to be included within the scope of SOP 97-2. If the software included in an arrangement were essential to the functionality of the hardware, the hardware would be considered software related and should be included under the scope of 97-2. However, if the software were not essential to the functionality of the unrelated equipment, the equipment would not be considered software related and would, therefore, be excluded from the scope of SOP 97-2. The impact to our financial position, results of operations, and cash flows would not have been materially different had we adopted this new pronouncement on December 28, 2002.

      Reclassifications Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Inventories

      The components of inventories are as follows ($000s):

	December 26,	December 27,
	2003	2002

Raw materials	$17,184	$24,105
Work-in-process	8,446	9,304
Finished goods	18,417	22,179

	$44,047	$55,588

3.	Property, Plant & Equipment

      Property, plant & equipment is comprised of the following ($000s):

	December 26,	December 27,
	2003	2002

Land	$1,633	$1,553
Buildings and fixtures	21,953	21,101
Machinery and equipment	162,301	168,847
Leasehold improvements	8,914	10,508

	194,801	202,009
Less accumulated depreciation and amortization	(130,591)	(123,378)

	$64,210	$78,631

      Depreciation and amortization expense related to property, plant & equipment was $22.2 million, $25.8 million, and $25.5 million in fiscal years 2003, 2002 and 2001, respectively.

4.	Accrued and Other Liabilities

      The components of accrued and other current liabilities are as follows ($000s):

	December 26,	December 27,
	2003	2002

Compensation and benefits	$14,780	$13,858
Income taxes payable	9,949	6,958
Warranty reserve	7,854	5,378
Commissions	879	713
Restructuring reserve (current portion)	5,552	16,348
Deferred acquisition payments	715	4,284
Other	9,495	8,969

	$49,224	$56,508

      At December 26, 2003 and December 27, 2002, other accrued liabilities consisted primarily of accruals for professional fees, consulting, insurance, interest, deferred income and other taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of other long-term liabilities are as follows ($000s):

	December 26,	December 27,
	2003	2002

Restructuring reserve	$8,662	$9,139
Director’s pension plan	1,066	1,062

	$9,728	$10,201

5.	Restructuring and Related Charges

      Starting in 2001, we implemented plans to restructure our operations due to the significant reduction in customer demand for our products that had resulted in excess manufacturing capacity and costs. Our restructuring activities address these issues and are comprised of the following elements:

(1) A realignment of our commercial functions along customer/market lines in order to provide enhanced customer service.

(2) Addressing excess capacity and cost issues by closing several operating and administrative facilities throughout the world and consolidating these functions into other existing locations.

(3) The elimination of a number of operational and administrative positions company-wide.

      Pursuant to our restructuring plans, during 2003, 2002 and 2001, we recorded restructuring and related charges totaling approximately $5.6 million, $27.3 million and $15.9 million, respectively. This amount included employee and facility expenses related to the closure of our Kindberg, Austria and Youghal, Ireland manufacturing facilities. Other headcount reductions, asset write-offs and facility closure expenses are included in this charge. The components of this charge, along with the 2003 activity related to these and other restructuring charges, are presented in the following table ($000’s):

		2003 Activity

	Accrued				Accrued
	Liability at		Reductions		Liability at
	December 27,	Restructuring			December 26,
	2002	Charge	Cash	Non-Cash	2003

Employee termination costs	$8,879	$2,201	$(9,618)	$—	$1,462
Liability for payback of developmental grants	2,654	30	396	—	3,080
Facility closures	13,954	3,380	(6,313)	(1,349)	9,672

	$25,487	$5,611	$(15,535)	$(1,349)	$14,214

      The charge for facility closures is comprised of write-offs of equipment and other fixed assets to be disposed of or abandoned, and an estimate of the future lease commitments and buy-out options for those locations being closed, after considering sublease and time-to-market expectations. We closed our Kindberg, Austria facility in April 2003 and our Youghal, Ireland plant in September 2003. The disposal of assets related to the two closures was substantially completed by the end of the fourth quarter of 2003. Remaining lease payments for the closed facilities, which total approximately $8.9 million, extend into 2006 (remaining lease payments are recorded in both current and long-term liabilities). We will continue to aggressively market these locations in an attempt to secure sublease arrangements on favorable terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The restructuring plans include the termination and payment of related severance benefits for approximately 1,900 employees (1,200 direct labor, 500 indirect labor and 200 administrative), of which approximately 1,800 employees have been terminated as of December 26, 2003. The remaining terminations and associated termination payments will be made during the first half of 2004, at which time we expect to record an additional restructuring provision of approximately $0.3 million.

      The charges for payback of developmental grants relate to the headcount reduction at our Ireland location. We were granted development funds by the Irish government subject to the condition we maintain a work force of at least 300 employees at the facility in Ireland. The restructuring actions at the facility have resulted in a headcount significantly below 300 employees, triggering an obligation to repay the grants. In September 2003, we negotiated a supplemental agreement with the Irish government containing a payment schedule for the amounts in question, resulting in the reclassification of the liability from short-term to long-term.

      As part of ongoing restructuring efforts, we expect to record total charges of approximately $0.5 million in 2004, primarily related to non-exit costs that were not yet incurred when the restructuring was recognized, such as facility maintenance, and final amounts related to our restructuring actions in Europe.

      The components of the restructuring charge, along with the 2002 activity are presented in the following table ($000’s):

		2002 Activity

	Accrued				Accrued
	Liability at		Reductions		Liability at
	December 28,	Restructuring			December 27,
	2001	Charge	Cash	Non-Cash	2002

Employee termination costs	$2,283	$9,887	$(3,291)	$—	$8,879
Liability for payback of developmental grants	—	2,547	107	—	2,654
Facility closures	3,149	14,911	1,777	(5,883)	13,954

	$5,432	$27,345	$(1,407)	$(5,883)	$25,487

      The components of the restructuring charge, along with the 2001 activity are presented in the following table ($000’s):

		2001 Activity

	Accrued				Accrued
	Liability at		Reductions		Liability at
	December 29,	Restructuring			December 28,
	2000	Charge	Cash	Non-Cash	2001

Employee termination costs	$255	$8,687	$(6,659)	$—	$2,283
Facility closures	153	7,226	(1,465)	(2,765)	3,149

	$408	$15,913	$(8,124)	$(2,765)	$5,432

6.	Business Combinations

      Effective March 27, 2000, we acquired 100% of the capital stock of Spider Software Limited (“Spider”). Spider supplies embedded telecommunications and protocol software to the communications marketplace within our Communications Products segment. The purchase price included approximately $33 million of fixed cash payments, of which $28 million was paid in the first quarter of 2000 and the remaining $5 million was paid in April 2002 and 2003, in equal installments. We initially forecasted up to an additional $11.0 million of contingent consideration that could have been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earned based on Spider’s ability to achieve certain earnings targets through March 2003. For the earn-out period ended March 30, 2001, an additional $1.2 million in purchase price was recorded based on Spider’s results. Approximately $0.7 million of the earn-out was paid during 2001, with the remaining $0.5 million paid in the third quarter of 2002. No additional amounts were earned or paid related to the earn-out periods ended March 31, 2002 and 2003.

      In connection with the acquisition, the allocation of purchase price was as follows (in millions):

Fair value of tangible assets acquired	$2.7
Liabilities assumed	(2.2)
Goodwill	34.7

Amount paid for Spider’s common stock	$35.2

      Effective August 4, 2000, we acquired 100% of the capital stock of AzCore Technologies, Inc. (“AzCore”). The purchase price consisted of a $5.8 million cash payment, net of cash acquired, made in the third quarter of 2000 and additional contingent payments of up to $8.0 million if AzCore’s products meet certain milestones. Through 2002, approximately $5.5 million of these payments had been made. In 2003, payments for an additional $1.8 million were made, with the final $0.7 million payment made in the first quarter of 2004. No additional amounts will be paid related to the acquisition of AzCore.

      In connection with the acquisition, the allocation of purchase price was as follows (in millions):

Fair value of tangible assets acquired	$0.1
Goodwill	13.7

Amount paid/accrued for AzCore’s common stock	$13.8

      All acquisitions were accounted for under the purchase method of accounting. Accordingly, goodwill of $34.7 million related to Spider and $13.7 million related to AzCore was recorded, representing the excess of the purchase price over the estimated fair value of the net assets acquired and transaction costs.

      Through December 28, 2001, the goodwill related to the Spider and AzCore transactions was being amortized on a straight-line basis over a period of six and twenty years, respectively. The results of operations of the companies have been included in Artesyn’s consolidated financial statements from the dates of acquisition.

7.	Convertible Debt

      On August 13, 2003, we completed the initial placement to qualified institutional buyers of $75.0 million of 5.5% Convertible Senior Subordinated Notes due in 2010, and subsequently sold an additional $15.0 million of notes on August 27, 2003. Net proceeds from this placement were $86.3 million. The notes bear interest at 5.5%, payable semi-annually on February 15 and August 15 of each year beginning on February 15, 2004, and will mature August 15, 2010. On or after August 15, 2008, we may redeem some or all of the notes at 100% of their principal amount plus accrued and unpaid interest. Holders of the notes may convert the notes into shares of our common stock at any time prior to the maturity date of the notes (unless previously redeemed or repurchased) at a conversion price of $8.064 per share (equivalent to an initial conversion rate of approximately 124.0079 shares per $1,000 principal amount of notes), subject to adjustments for certain events as set forth in the registration statement on Form S-3 filed after the completion of the offering. The notes are not listed on any securities exchange or included in any automated quotation system. The notes are eligible for trading on the PORTAL market of the National Association of Securities Dealers, Inc. There are no financial covenant requirements associated with the notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On January 15, 2002, we received an investment by Finestar, an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component, and video display manufacturer and one of our competitors. This investment consisted of the issuance of a $50.0 million five-year subordinated convertible note and a five-year warrant to purchase up to 1.55 million shares of our common stock. We attributed approximately $4.5 million of the value of the transaction to the warrant, and were accreting the balance of the debt, as required, back to the face value of the note when the placement of the 5.5% convertible notes was completed. With a portion of the net proceeds from the private placement, we fully paid the convertible note held by Finestar, which resulted in a $3.1 million loss on debt extinguishment in the third quarter of 2003. Additionally, because the Finestar note has been paid in full, the shares of common stock underlying the convertible note are no longer issuable upon conversion or subject to the registration statement on Form S-3 filed in connection with the Finestar transaction.

      In addition, the warrant we issued to Finestar will remain outstanding. Due to the weighted average anti-dilution protection feature in the original warrant agreement with Finestar, the exercise price of the warrant was adjusted to $10.83 per share from $11.50 per share in connection with the convertible senior subordinated notes issued in August 2003. The $0.2 million change in the fair value of the warrants was recorded as a cost of the convertible senior subordinated debt issuance.

8.	Long-Term Debt

      Long-term debt and capital lease obligations consist of the following:

	December 26,	December 27,
	2003	2002

Senior revolving credit facility(a)
U.S. dollar denominated borrowings	$—	$23,000
Capital lease obligations(b)	4	16

	4	23,016
Less current maturities (included in accrued and other current liabilities)	4	12

Long-term debt and capital lease obligations	$—	$23,004

(a)	On March 28, 2003, we entered into a five-year, $35.0 million credit facility with Fleet Capital Corporation. The asset-based facility replaced our prior revolving credit facility that was due to expire in March 2004. The facility bears interest at LIBOR plus 2.25% or the bank’s Prime Rate plus 0.5%, and adjusts in the future based on the level of availability under the facility plus our domestic cash on hand. While the availability on the facility is $35.0 million, the amount available to be borrowed could be limited based on our level of domestic accounts receivable and inventory, which is subject to changing business conditions. We are also subject to a financial covenant that only applies when the amount available to be borrowed plus cash deposited at Fleet Bank falls below a prescribed limit. We are also subject to other covenants and conditions. Up to $5.0 million of the facility’s capacity can be used for letters of credit. On December 26, 2003, the amount available to be borrowed was approximately $21.8 million, none of which was outstanding on December 26, 2003. Our asset-based facility is secured by our domestic assets, including a pledge of the stock of our domestic subsidiaries and 65% of the stock of certain of our foreign subsidiaries. On the date the credit agreement was completed, we used $19.0 million of cash on hand to pay off the amounts outstanding on our previous credit facility. The remaining unamortized balance of deferred financing costs capitalized in connection with the previous credit facility of $0.6 million was written off as a loss on debt extinguishment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Items under capital leases include equipment, furniture and leasehold improvements.

      Future obligations related to the maturities of long-term capital leases and convertible senior subordinated notes are as follows ($000s):

		5.5%
		Convertible Senior
Fiscal year	Capital Leases	Subordinated Notes

2004	$4	$—
2005	—	—
2006	—	—
2007	—	—
2008 and thereafter	—	90,000

	$4	$90,000

9.	Income Taxes

      Our tax provision is based on the geographical distribution of expected income, statutory rates and tax planning available in various jurisdictions in which we operate. Judgment is required in determining the worldwide provision for income taxes, as well as realizable deferred tax assets and liabilities. We adjust our income tax provision, when required, for any changes that impact its underlying judgments and tax positions. The components of the provision (benefit) for income taxes consist of the following ($000s):

	2003	2002	2001

Current provision (benefit):
Federal	$(3,486)	$(5,372)	$2,804
State	(398)	(614)	281
Foreign	750	53	(1,495)

Total current	(3,134)	(5,933)	1,590

Deferred provision (benefit):
Federal	3,449	(7,795)	(553)
State	477	(764)	(61)
Foreign	(2,946)	(4,267)	(8,500)

Total deferred	980	(12,826)	(9,114)

Total provision (benefit) for income taxes	$(2,154)	$(18,759)	$(7,524)

      Income taxes have not been provided on the undistributed net earnings of our foreign subsidiaries of approximately $55.2 million as of the end of 2003, as we do not intend to repatriate such earnings.

      The components of our loss before benefit for income taxes consist of the following ($000s):

	2003	2002	2001

U.S.	$(5,552)	$(64,821)	$(6,224)
Foreign	(12,224)	(62,760)	(33,063)

Total loss before benefit for income taxes	$(17,776)	$(127,581)	$(39,287)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation of our effective tax benefit rate to the U.S. federal statutory income tax rate is as follows:

	2003	2002	2001

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign tax effects	(30.4)	(14.8)	(15.4)
Permanent items	3.1	(1.4)	1.9
Goodwill impairment	—	(6.1)	—
State income tax effect, net of federal benefit	(0.6)	0.8	(0.4)
Tax credits	4.3	1.2	—
Other	0.7	—	(1.9)

Effective income tax benefit rate	12.1%	14.7%	19.2%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities as of December 26, 2003 and December 27, 2002 are as follows ($000s):

	2003	2002

Current Deferred Tax Assets
Inventory valuation reserves	$4,173	$5,277
Other accrued liabilities	6,780	8,723
Allowance for doubtful accounts	573	810
Net operating loss carryforwards	—	856
Other	—	568

	$11,526	$16,234

Long-Term Deferred Tax Assets
Lease liabilities	$2,177	$4,473
Other accrued liabilities	556	570
Net operating loss carryforwards	27,260	21,733
Tax credit carryover	1,633	550
Goodwill	—	2,210
Valuation allowance	(12,415)	(10,733)

	$19,211	$18,803

Long-Term Deferred Tax Liabilities
Property, plant & equipment	$3,804	$2,994
Foreign liabilities	—	1,845
Goodwill	1,210	943
Other	679	678

	$5,693	$6,460

      The valuation allowances as of December 26, 2003, and December 27, 2002, are primarily associated with foreign net operating loss carry-forwards related to certain Artesyn subsidiaries. Management has established a valuation allowance where it believes that it is “more likely than not” that it will not realize these deferred tax assets based on historical tax positions, tax planning

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strategies and expectations about future taxable income. The valuation allowance increased $1.7 million, $7.8 million and $0.6 million during 2003, 2002 and 2001, respectively.

      Approximately $18.5 million of our net operating loss carryforwards expire through fiscal 2007 and $9.3 million through 2023. Certain foreign net operating loss carryforwards totaling approximately $106.7 million have an indefinite life. Approximately $64.6 million of our net operating loss carryforwards are offset by a valuation allowance (millions).

	Net Operating
Country	Loss Available	Expiration

United States	$9.3	2023
Austria	60.6	No expiration
Hungary	18.5	2005-2007
Germany	4.1	No expiration
United Kingdom	11.4	No expiration
Ireland	25.1	No expiration
Netherlands	5.5	No expiration

Total	$134.5

      The number of years that are open for tax audit vary depending on the tax jurisdiction. A number of years may elapse before a particular matter is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our financial statements reflect the probable outcome of known tax contingencies.

10.	Commitments and Contingencies

Legal Proceedings

      On February 8, 2001, VLT, Inc. and Vicor Corporation filed a suit against us in the United States District Court of Massachusetts alleging that we have infringed and are infringing on U.S. Reissue Patent No. 36,098 entitled “Optimal Resetting of The Transformer’s Core in Single Ended Forward Converters.” By agreement, Vicor Corporation subsequently withdrew as plaintiff. VLT has alleged that it is the owner of the patent and that we have manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. The suit requests that we pay damages, including royalties, lost profits, interest, attorneys’ fees and increased damages under 35 U.S.C. § 284. We have challenged the validity of the patent and have denied the infringement claims. Following factual discovery, the Court entertained briefs and arguments relating to the interpretation of the relevant patent claims in the VLT action and three other related cases filed by VLT against other defendants. On January 3, 2003, the Court issued four opinions construing relevant language from the claims. Based on the district court’s claim construction rulings, we reached an agreement with VLT on a stipulated judgment, which the court entered on May 31, 2003.

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

      The respective parties each disagree with certain aspects of the district court’s claim construction, and the stipulated judgment allowed the parties to appeal the construction to the United States

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Court of Appeals for the Federal Circuit in Washington, DC. Both parties have now filed such appeals. On appeal, we are seeking a different claim construction that would invalidate the patent, thereby exonerating all of our products. VLT has asked the appellate court to reverse aspects of the judgment so that it can seek to recapture our sales that did not infringe under the stipulated judgment. We have agreed with VLT that if the appellate court changes the claim construction the parties then will be free to argue their respective positions about patent validity or invalidity, enforceability or unenforceability, and infringement or non-infringement, with respect to all of the accused products. At this time, no determination of the outcome of the appeals or any proceedings after the appeals can be reasonably estimated. Although we believe that we have a strong defense to the claims asserted by VLT, if we eventually were found liable to pay all of the damages requested by VLT, such a payment could have a material adverse effect on our business, operating results and financial condition. Alternatively, if the judgment is affirmed on appeal, then the remaining issue will be an accounting of damages that we owe to VLT on the limited sales of the remaining category of its products that infringe under the stipulated judgment. The parties have not agreed as to the standard or amount of damages that would be owed in that event, but we believe that such damages would not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

      We are a party to various other legal proceedings, which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, we believe that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

Purchase Commitments

      We have long-term relationships pertaining to the purchase of certain raw materials with various suppliers as of December 26, 2003. These purchase commitments are not expected to exceed Artesyn’s usage requirements.

Lease Obligations

      We are obligated under non-cancelable operating leases for facilities and equipment that expire at various dates through 2009 and thereafter and contain renewal options. Future minimum annual rental obligations as of December 26, 2003 are as follows ($000s):

Operating
Fiscal Year	Leases

2004	$9,514
2005	7,326
2006	1,941
2007	1,032
2008	945
2009 and thereafter	1,670

$22,428

      Rental expense under operating leases amounted to $10.2 million, $10.6 million and $9.6 million in fiscal years 2003, 2002 and 2001, respectively. Sublease income was $0.2 million, $2.6 million and $2.6 million for fiscal years 2003, 2002 and 2001, respectively.

      A lease liability has been recorded for several leased facilities no longer deployed in our operations, including facilities in Broomfield, Colorado; Milpitas, California and Framingham, Massachusetts. The future contracted lease obligations have been accrued for as part of our restructuring

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserve. The aggregate minimum annual rental obligations and sublease income under these leases have been included in the lease commitments table presented above. The total of these liabilities, which are included in current and long-term accrued liabilities, was $8.9 million at December 26, 2003.

11.     Stock-Based Compensation Plans

Employee Stock Option Plan

      During 2000, we established the 2000 Performance Equity Plan, or PEP, under which we reserved 4,400,000 shares of common stock for granting of either incentive or nonqualified stock options to key employees and officers. This was essentially an extension of the 1990 Performance Equity Plan, pursuant to which no options could be granted after 2000. Options that terminate or expire under the 1990 Plan are available for re-grant under the PEP. Under the current plan, non-qualified stock options have been granted at prices not less than the fair market value of the underlying common stock on the date of each grant as determined by our Board of Directors. The maximum term of the options is 10 years, although all options granted subsequent to 1997 have been granted with a 5-year term. The options granted in 2003 become exercisable in stages upon the passage of time ranging from eighteen to thirty-six months from the date of grant. The vesting of certain options can also be restricted based on the level of our stock price.

Outside Directors Stock Option Plan

      In 1990, we established the 1990 Outside Directors Stock Option Plan, which was last amended in 2003. Under the current provisions of this plan, 1,000,000 shares of common stock are reserved for granting of non-qualified stock options to our directors who are not employees at exercise prices not less than the fair market value of the underlying common stock on the date of each grant. Upon election or appointment to the Board of Directors and each year he or she is elected thereafter, outside directors receive options to purchase 10,000 shares of common stock provided that they own a specified number of shares of common stock of Artesyn based on a formula set forth in the plan or as of a previous grant date. The options granted under the Outside Directors plan fully vest on the one-year anniversary of the date of grant and are for a ten-year term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes activity under all stock option plans for fiscal years 2003, 2002 and 2001:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		average		average		average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding, beginning of year	7,050,064	$12.87	7,160,755	$14.62	5,378,978	$18.14
Options granted	1,008,200	6.29	1,231,200	4.34	2,813,850	8.58
Options exercised	(70,750)	2.87	(136,003)	5.74	(159,763)	5.54
Options canceled	(1,056,155)	14.79	(1,205,888)	15.25	(872,310)	18.59

Options outstanding, end of year	6,931,359	$11.68	7,050,064	$12.87	7,160,755	$14.62

Options exercisable, end of year	3,887,284	$15.81	3,323,544	$17.65	3,274,021	$16.04

Weighted-average fair value of options granted during the year	$3.90		$2.95		$5.74

      The following table summarizes information about stock options outstanding at December 26, 2003:

	Options Outstanding
				Options Exercisable
		Weighted-
		average	Weighted-		Weighted-
		Remaining	average		average
		Contractual Life	Exercise		Exercise
Range of Exercise Prices	Options	(Years)	Price	Options	Price

$1.42	5,000	3.77	$1.42	—	$—
1.82 – 2.65	799,500	3.63	2.58	12,000	2.64
2.69 – 3.60	467,250	3.13	3.02	263,000	2.70
3.61 – 5.37	887,400	2.78	5.31	444,325	5.33
5.50 – 6.97	790,000	4.52	6.94	21,125	6.21
7.19 – 7.28	196,900	5.60	7.24	161,900	7.25
7.50 – 9.19	902,800	2.44	9.03	408,000	9.17
10.09 – 16.00	747,154	3.17	13.17	499,304	14.30
16.44 – 19.94	699,565	2.57	18.09	699,565	18.09
20.13 – 43.13	1,435,790	1.78	24.51	1,378,065	24.31

	6,931,359	2.95	$11.68	3,887,284	$15.81

Employee Stock Purchase Plans

      In May 1996, the Board of Directors established an employee stock purchase plan that allowed substantially all employees to purchase shares of our common stock. Under the terms of the plan, eligible employees were able to purchase shares of common stock through the accumulation of payroll deductions. This program ended on December 28, 2001. Employees purchased 87,093 shares on the open market pursuant to the plan in 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following shares of common stock have been reserved for future issuance as of December 26, 2003 (000s):

Description	Shares

Conversion of Convertible Senior Subordinated Notes	11,161
Conversion of common stock warrants outstanding	1,550
Available for issuance pursuant to stock options outstanding	6,931
Available for future grant under stock options plans	654
Available for issuance for 401(k) plan matching obligations	704

21,000

12.	Employee Benefit Plans

      We provide retirement benefits to our employees through the Artesyn Technologies, Inc. Employees’ Thrift and Savings Plan (the “Plan”), pursuant to which employees may elect to purchase Company common stock or make other investment elections. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees. The Plan permits substantially all United States employees to contribute up to 20% of their base compensation (as defined) to the Plan, limited to a maximum amount as set by the Internal Revenue Service. Artesyn may, at the discretion of the Board of Directors, make a matching contribution to the Plan. Costs charged to operations for matching contributions were approximately $0.9 million, $0.9 million and $1.0 million for 2003, 2002 and 2001, respectively.

      Substantially all employees of our Austrian subsidiary are entitled to benefit payments upon termination. The benefit payments are based primarily on the employees’ salaries and the number of years of service. At December 28, 2001, we had recorded a liability of $1.4 million related to this plan. During 2002, a substantial portion of this reserve was reclassified as a restructuring reserve related to the announced closure of our Kindberg, Austria manufacturing facility. The remaining liability at December 26, 2003 of $0.5 million relates to employees that have remained employed by Artesyn after the closure of the Kindberg facility. We recorded $0.1 million, $0.2 million and $0.1 million in severance expense during 2003, 2002 and 2001, respectively, related to this plan.

13.	Business Segments and Geographic Information

      We are organized in two industry segments, Power Conversion and Communications Products. Power Conversion is engaged in the business of designing and manufacturing power supplies and power conversion products for the telecommunications, wireless infrastructure, networking and computing markets. Those same markets are serviced by the Communications Products segment, which provides WAN interfaces, CPU boards and protocol software. Artesyn sells products directly to Original Equipment Manufacturers and also to a network of industrial and retail distributors throughout the world. Our principal markets are in the United States, Europe and Asia-Pacific, with the United States and Europe being the largest based on sales. Sales are made in U.S. dollars and certain European currencies. “Other” below represents the results of Artesyn Solutions, which was sold during 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below presents information about reportable segments. ($000s)

	2003	2002	2001

Sales
Power Conversion	$314,412	$318,961	$392,357
Communications Products	42,459	31,868	55,805
Other	—	—	45,806

Total	$356,871	$350,829	$493,968

Operating Income (Loss)
Power Conversion	$(15,774)	$(98,660)	$(60,938)
Communications Products	6,190	(21,909)	(4,904)
Other	—	—	2,589
Gain on Sale of Artesyn Solutions	—	—	31,308

Total	$(9,584)	$(120,569)	$(31,945)

Year-End Assets
Power Conversion	$220,973	$245,945	$332,437
Communications Products	44,763	39,310	62,698
Corporate	50,940	18,332	31,348

Total	$316,676	$303,587	$426,483

Capital Expenditures
Power Conversion	$6,008	$4,883	$25,949
Communications Products	1,053	306	2,252
Other/ Corporate	20	41	562

Total	$7,081	$5,230	$28,763

Depreciation and Amortization
Power Conversion	$20,433	$23,733	$24,171
Communications Products	1,836	2,081	8,242
Other	—	—	1,330
Corporate	668	1,164	680

Total	$22,937	$26,978	$34,423

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information about our operations by geographical region is shown below. Sales are attributed to geographical areas based on selling location. Long-lived assets consist of property, plant and equipment, net, at year-end ($000s):

	2003	2002	2001

Sales
United States	$223,695	$221,355	$334,430
Austria	37,982	56,303	73,408
Ireland	19,024	20,534	46,543
Hong Kong	67,253	45,401	30,972
Other foreign countries	8,917	7,236	8,615

Total sales	$356,871	$350,829	$493,968

Long-Lived Assets
United States	$15,843	$16,335	$27,449
Austria	1,893	6,839	10,125
Ireland	2,967	6,519	6,848
Hong Kong	32,026	35,767	45,575
Other foreign countries	11,481	13,171	13,294

Total long-lived assets	$64,210	$78,631	$103,291

Net Assets
United States	$43,940	$23,382	$54,714
Austria	16,175	24,244	40,543
Ireland	2,925	14,303	32,441
Hong Kong	31,021	35,918	61,237
Other foreign countries	19,976	25,599	30,310

Net assets	$114,037	$123,446	$219,245

14.     Issuance of Common Stock

      We issued 80,836 and 295,535 shares of common stock in the first quarter of 2004 and 2003, respectively, in order to fulfill the commitment made by the Board of Directors to match the contributions of employees participating in our 401(k) savings plan, pursuant to which employees may elect to purchase our common stock or make other investment elections. The shares issued were registered pursuant to a shelf registration of 1,000,000 shares of common stock filed with the Securities and Exchange Commission on Form S-8 (Commission File Number 333-120854) on January 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Supplemental Cash Flow Disclosures

	2003	2002	2001

Cash paid during the year for:
Interest	$1,410	$3,816	$7,029

Income taxes	$102	$387	$192

Non-cash investing and financing activities:
Property and equipment acquired under capital lease obligations	$—	$—	$11

      No federal income tax was paid in 2003 and 2002 due to Artesyn’s net taxable losses during these years. Information with regard to Artesyn’s acquisitions, which are accounted for under the purchase method of accounting, is as follows:

	2003	2002	2001

Fair value of non-cash assets acquired, net of liabilities	$—	$—	$106
Goodwill	—	1,967	10,243
Deferred acquisition payments	4,259	2,368	—

Cost, net of cash acquired	$4,259	$4,335	$10,349

16.     Sale of Artesyn Solutions, Inc.

      During the fourth quarter of 2001, we sold our component repair and logistics business, Artesyn Solutions, Inc., to Solectron Global Services, Inc. The purchase price for the sale was $33.5 million, which is reflected in fiscal 2001 as a source of cash from investing activities. A substantial portion of the proceeds from the sale was used to reduce the then outstanding balance on our senior revolving credit facility. Included in Total Operating Expenses in fiscal 2001 is the pre-tax gain on the sale of the subsidiary of $31.3 million.

17.     Amortization and Impairment of Goodwill

      We adopted Statement of Financial Accounting Standards No. 142 on December 29, 2001. Under SFAS No. 142, we assess goodwill using a two-step approach on an annual basis, in August of each year, or more frequently if indicators of impairment exist. SFAS No. 142 states that potential impairment exists if the fair value of a reporting unit is less than the carrying value of the assets of that unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value. Our initial application of SFAS No. 142 did not indicate an impairment existed.

      During 2002, due to adverse business conditions in our end markets, operating performance was lower than was initially anticipated. In addition, our stock price had fallen dramatically during the year, indicating our implied value had declined. Based on these trends, our earnings forecasts were revised and we performed an updated assessment of impairment of goodwill. As a result of this assessment, we recognized an impairment loss in the Power Conversion segment of $35.0 million and a loss in the Communications Products segment of $16.9 million during the third quarter of 2002. The fair value of each reporting unit was determined by an independent third-party using the present value of expected future cash flows. Our 2003 annual assessment under SFAS No. 142 was performed in August 2003, and no additional impairment was recognized. As of December 26, 2003, the balance of goodwill was $20.8 million, and was primarily recorded on the books of our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Communications Products segment. We will continue to assess the impairment of goodwill in accordance with SFAS No. 142 in future periods.

      The reporting units on which the goodwill assessment was performed were determined to be at our segment level. There were no further distinctions made because there were no business units below the segment level where discrete financial information is available, that were regularly reviewed by segment management and exhibited separate economic characteristics from the other components of the operating segment.

      As discussed in Note 1, upon our adoption of SFAS No. 142, goodwill is no longer subject to amortization. The following table is a reconciliation between net loss, as reported, and net loss excluding goodwill amortization for 2001, prior to the adoption of SFAS No. 142 (000’s, except per share data):

2001

Reconciliation to Net Loss
Net loss, as reported	$(31,763)
Amortization of goodwill	8,081
Tax effect	(269)

Net loss excluding effect of goodwill amortization	$(23,951)

Adjusted loss per share
Weighted average common shares — basic and diluted	38,229

Loss per share — basic and diluted	$(0.63)

18.     Related Party Transactions

      Stephen A. Ollendorff, a director of the Company, was Of Counsel to the law firm of Kirkpatrick & Lockhart LLP during all fiscal years presented. Kirkpatrick & Lockhart LLP acted as counsel for the Company in fiscal years 2003, 2002 and 2001 and received fees of approximately $1.7 million, $2.5 million and $1.4 million, respectively, in such fiscal years for various legal services rendered to our Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     Selected Consolidated Quarterly Data (Unaudited)

      Data in the table below is presented on the basis of a 13-week period ($000s, except per share data):

	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter

Fiscal 2003
Sales	$81,856	$87,644	$88,035		$99,336
Gross profit	13,390	15,346	18,237		22,281
Net income (loss)	(7,459)	(4,155)	(5,244)		1,236	(a)
Per share — basic and diluted	(0.19)	(0.11)	(0.14)		0.03
Stock price per common share
High	4.05	6.00	9.00		9.50
Low	2.60	2.74	5.42		7.01
Fiscal 2002
Sales	$90,505	$90,895	$86,020		$83,409
Gross profit (loss)	11,242	12,034	9,421		(3,131)
Net loss	(7,357)	(10,149)	(55,671	)(c)	(35,645	)(b)
Per share — basic and diluted	(0.19)	(0.26)	(1.45)		(0.93)
Stock price per common share
High	11.05	9.28	6.55		4.45
Low	7.90	5.00	1.55		1.03

(a)	The fourth quarter of 2003 reflects increased revenue and the effect of cost reductions from restructuring actions largely completed in prior quarters. For additional information, please refer to Management Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this annual report on Form 10-K.

(b)	Fourth quarter 2002 includes inventory charges related to excess and obsolete inventory of $15.5 million and restructuring expenses of $17.8 million.

(c)	Includes goodwill impairment charge of $51.9 million.

      The sum of the quarterly earnings (loss) per share amounts differs from those reflected in the accompanying Consolidated Statements of Operations due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The current report on Form 8-K filed May 14, 2002 is incorporated herein by reference. This report included Item 4 for the reporting of a change in the Registrant’s Certifying Accountant, then Arthur Andersen LLP, and Item 7(c)16 letter addressing the change.

Item 9A.	Controls and Procedures

      As of December 26, 2003 our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 26, 2003, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers

      The information called for by Item 10 is incorporated herein by reference to our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 26, 2003.

      We have adopted the Artesyn Technologies, Inc. Code of Business Conduct and Ethics, a code of ethics that applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, Treasurer, Corporate Controller and other finance organization employees. The Code of Ethics is publicly available on our website at www.artesyn.com. Any substantive amendments to the Code of Ethics or grant of any waiver from a provision of the Code to our Chief Executive Officer, Chief Financial Officer, Treasurer, or the Corporate Controller will be disclosed on our website or in a report on Form 8-K.

Item 11.	Executive Compensation

      The information called for by Item 11 is incorporated by reference to our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 26, 2003.

Item 12.	Security Owners and Beneficial Ownership by Management

      The information called for by Item 12 is incorporated herein by reference to our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 26, 2003.

Item 13.	Certain Relationships and Related Transactions

      The information called for by that portion of Item 13 is incorporated herein by reference to our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 26, 2003.

Item 14.	Principal Accounting Fees and Services

      The information called for by Item 14 is incorporated herein by reference to our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 26, 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

      The following consolidated financial statements of Artesyn Technologies, Inc. and subsidiaries are filed as part of this Form 10-K:

(2) Financial Statement Schedules

      The following information is filed as part of this Form 10-K:

Report of predecessor Independent Certified Public Accountants On Schedule	69
Schedule II — Valuation and Qualifying Accounts	70

      Schedules other than the one listed above have been omitted because they are either not required or not applicable, or because the required information has been included in the consolidated financial statements or notes thereto.

(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit #	Description

3.1	By-laws of the Company, as amended, effective October 16, 1990 — incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, filed with the Commission on September 25, 1997, as amended.
3.2	Articles of Amendment to Articles of Incorporation of the Company, as amended on December 22, 1998 — incorporated by reference to Exhibit 3.4 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
4.1	Amended and Restated Rights Agreement, dated as of November 21, 1998, between the Company and The Bank of New York as Rights Agent, including the form of Right Certificate and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits B and C, respectively — incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 1998.
4.2	Purchase agreement between the Registrant, Lehman Brothers Inc. and Stephens Inc., dated August 7, 2003 -incorporated by reference to Exhibit 4.1 of Registrant’s Form S-3 Registration Statement (Commission file number 333-109053) filed with the commission on September 23, 2003.

Exhibit #	Description

4.3	Indenture between the Registrant and The Bank of New York, dated August 13, 2003 — incorporated by reference to Exhibit 4.2 of Registrant’s Form S-3 Registration Statement (Commission file number 333-109053) filed with the commission on September 23, 2003.
4.4	Resale Registration Rights Agreement between the Registrant, Lehman Brothers Inc. and Stephens Inc. dated August 13, 2003 — incorporated by reference to Exhibit 4.3 of Registrant’s Form S-3 Registration Statement (Commission file number 333-109053) filed with the commission on September 23, 2003.
10.1	Lease for facilities of Boschert, Incorporated located in Milpitas, California — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1986.
10.2	Letter Amendment to Lease of Boschert, Incorporated facilities, dated January 9, 1991, located in Milpitas, California — incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1990.
10.3	Sublease for facilities of Boschert, Incorporated located in Milpitas, California — incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1988.
10.4	Sublessee Estoppel Certificate to sublease for facilities of Boschert, Incorporated, dated February 4, 1991, located in Milpitas, California — incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1990.
10.5	Employment Agreement, dated as of January 1, 2000, by and between Artesyn Technologies, Inc., a Florida Corporation, and Joseph M. O’Donnell — incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.6	Employment Agreement, dated as of January 1, 2000, by and between Artesyn Technologies, Inc., a Florida Corporation, and Richard J. Thompson — incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.7	Grant Agreement, dated October 26, 1994, by and among the Industrial Development Authority of Ireland, Power Products Ltd. and Computer Products, Inc. — incorporated by reference to Exhibit 10.43 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1994.
10.8	Performance Equity Plan as amended — incorporated by reference to Exhibit 10.46 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 1995.
10.9	2000 Performance Equity Plan — incorporated by reference to Exhibit 4.1 of Registrant’s registration statement of Form S-8 filed with the Commission April 23, 2001.
10.10	Agreement by and between Superior Investments I, Inc. and the Company, dated January 22, 1996, regarding the leasing of certain premises and real property located in Broomfield, Colorado — incorporated by reference to Exhibit 10.27 to Form 10-K of Zytec Corporation for the year ended December 31, 1995. (File No. 0-22428).
10.11	Third Addendum to Lease Agreement between Zytec Corporation and Superior Investments I, Inc., dated May 23, 1997 — incorporated by reference to Exhibit 10.2 to Form 10-Q of Zytec Corporation for the quarter ended June 29, 1997.
10.12	Fourth Addendum to Lease Agreement between Zytec Corporation and Superior Investments I, Inc., dated June 27, 1997 — incorporated by reference to Exhibit 10.3 to Form 10-Q of Zytec Corporation for the quarter ended June 29, 1997.
10.13	1990 Outside Directors Stock Option Plan as amended May 8, 2003 — incorporated by reference to Exhibit 10 of Registrant’s Form 10-Q filed with the Commission on August 4, 2003.

Exhibit #	Description

10.14	Outside Directors’ Retirement Plan effective October 17, 1989, as amended January 25, 1994, August 15, 1996, January 29, 1998 and October 28, 1999, incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1999.
10.15	Stock Purchase Agreement, dated July 31, 2000, by and among Artesyn Technologies, Inc., Artesyn North America, Inc., and AzCore Technologies, Inc. — incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000.
10.16	Share Purchase Agreement, dated March 10, 2000, by and among Artesyn Communications Products UK Ltd., and Zozma Investments Limited, and David Noble — incorporated by reference to Exhibit 10.33 of Registrant’s Annual Report of Form 10-K for the period ended December 29, 2000.
10.17	Stock Purchase Agreement, dated January 12, 2001, by and among Artesyn Communications Products, Inc. and Real-Time Digital, Inc. — incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001.
10.18	Securities Purchase Agreement dated January 14, 2002, by and between Artesyn Technologies, Inc. and Finestar International Limited — incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K/A, filed with the Commission on January 24, 2002.
10.19	3% Convertible Note, due January 15, 2007, issued by Artesyn Technologies, Inc. to Finestar International Limited — incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K/A, filed with the Commission on January 24, 2002.
10.20	Warrant to Purchase Shares of Common Stock of Artesyn Technologies, Inc., dated January 15, 2002, issued by Artesyn Technologies, Inc. to Finestar International Limited — incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K/A, filed with the Commission on January 24, 2002.
10.21	Registration Rights Agreement dated January 15, 2002, by and between Artesyn Technologies, Inc. and Finestar International Limited — incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K/A, filed with the Commission on January 24, 2002.
10.22	Stock Purchase Agreement, dated November 20, 2001, by and among Artesyn Solutions, Inc., Artesyn North America, Inc. and Solectron Global Services, Inc. — incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 8, 2002.
10.23	Amendment to Stock Purchase Agreement dated November 20, 2001, by and among Artesyn Solutions, Inc., Artesyn North America, Inc. and Solectron Global Services, Inc. — incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 8, 2002.
10.24	Waiver and Second Amendment to Credit Agreement, dated as of December 3, 2001, by and among Artesyn Technologies Inc., a Florida corporation, as a borrower, Artesyn Cayman LP, a Cayman Islands exempted limited partnership, Artesyn North America, Inc., a Delaware corporation, and Artesyn Technologies Communications Products, Inc., a Wisconsin corporation, as the initial Subsidiary Borrowers, the financial institutions party to the Credit Agreement, as Lenders and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. — incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 8, 2002.
10.25	Waiver of selected entitlements related to Registration Rights Agreement by and between Artesyn Technologies, Inc., a Florida corporation, and Finestar International Limited, a British Virgin Islands corporation. — incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q filed with the Commission on May 8, 2002.

Exhibit #	Description

10.26	Loan and Security Agreement dated March 28, 2003 by and among Fleet Capital Corporation, Artesyn Technologies, Inc. and certain of its subsidiaries — incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Commission April 3, 2003.
10.27	Promissory Note Payoff Agreement, dated August 1, 2003, by and between ARTESYN TECHNOLOGIES INC., a Florida Corporation, and FINESTAR INTERNATIONAL LIMITED, a British Virgin Islands corporation — incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q filed with the Commission on November 7, 2003.
10.28	Supplemental agreement made the 5th day of September 2003 between the INDUSTRIAL DEVELOPMENT AGENCY (IRELAND), ARTESYN INTERNATIONAL LIMITED, and ARTESYN TECHNOLOGIES, INC. — incorporated by reference to Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q filed with the Commission on November 7, 2003.
21	List of subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

During the thirteen week period ended December 26, 2003, we filed the following current reports on Form 8-K:

a) On October 21, 2003, we announced 2003 third quarter financial results.

REPORT OF PREDECESSOR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ON SCHEDULE

To Artesyn Technologies, Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Artesyn Technologies, Inc. and subsidiaries and have issued our report thereon dated January 21, 2002. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in Item 15(a)(2) is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,

January 22, 2002.

      This is a copy of the report on schedule previously issued by Arthur Andersen LLP in connection with Artesyn’s Annual Report on Form 10-K for the year ended December 28, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The schedule listed under Item 14 in the previous year is listed under Item 15 in this report.

      We will not be able to obtain the written consent of Arthur Andersen LLP as required by Section 7 of the Securities Act of 1933 for any periodic report or registration statement we may file in the future. Accordingly, investors will not be able to sue Arthur Andersen LLP pursuant to section 11(a)(4) of the Securities Act with respect to any such filings and, therefore, ultimate recovery from Arthur Andersen LLP may also be limited as a result of Arthur Andersen LLP’s financial condition or other matters resulting from the various civil and criminal lawsuits against that firm.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended on the Friday Nearest December 31 ($000s)

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E

		Additions		Deductions

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs &	Other			End of
Description	of Period	Expenses	Accounts	Description	Amount	Period

Fiscal Year 2003:
Reserve deducted from asset
To which it applies:
Accounts Receivable allowances	$3,121	$1,418	—	(1)	$1,708	$2,831
Inventory valuation reserve	39,451	1,874	—	(1)	17,625	23,700
Valuation allowance for deferred tax assets	10,733	1,682	—		—	12,415
Fiscal Year 2002:
Reserve deducted from asset
To which it applies:
Accounts Receivable allowances	$4,140	$356	—	(1)	$1,375	$3,121
Inventory valuation reserve	37,212	25,818	—	(1)	23,579	39,451
Valuation allowance for deferred tax assets	2,910	7,823	—		—	10,733
Fiscal Year 2001:
Reserve deducted from asset
To which it applies:
Accounts Receivable allowances	$3,571	$2,059	—	(1)	$1,490	$4,140
Inventory valuation reserve	23,844	31,722	—	(1)	18,354	37,212
Valuation allowance for deferred tax assets	2,342	568	—		—	2,910

(1)	The reduction relates to charge-offs

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTESYN TECHNOLOGIES, INC.
(Company)

By:	/s/ JOSEPH M. O’DONNELL

Joseph M. O’Donnell
Chairman of the Board,
President and Chief Executive Officer

Dated: March 10, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH M. O’DONNELL Joseph M. O’Donnell	Chairman of the Board, President and Chief Executive Officer, and Director	March 10, 2004

/s/ RICHARD J. THOMPSON Richard J. Thompson	Vice President — Finance, Chief Financial Officer, and Secretary	March 10, 2004

/s/ EDWARD S. CROFT Edward S. Croft, III	Director	March 10, 2004

/s/ LAWRENCE J. MATTHEWS Lawrence J. Matthews	Director	March 10, 2004

/s/ STEPHEN A. OLLENDORFF Stephen A. Ollendorff	Director	March 10, 2004

/s/ PHILLIP A. O REILLY Phillip A. O’Reilly	Director	March 10, 2004

/s/ BERT SAGER Bert Sager	Director	March 10, 2004

/s/ A. EUGENE SAPP, JR. A. Eugene Sapp, Jr.	Director	March 10, 2004

/s/ RONALD D. SCHMIDT Ronald D. Schmidt	Director	March 10, 2004

Signature	Title	Date

/s/ LEWIS SOLOMON Lewis Solomon	Director	March 10, 2004

/s/ JOHN M. STEEL John M. Steel	Director	March 10, 2004

INDEX TO EXHIBITS

Exhibit
No.	Description

21	List of subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.