Form 10-Q
period 2004-03-26
ARTESYN TECHNOLOGIES INC
filed 2004-05-05
CIK 23071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-4466

Artesyn Technologies, Inc.

(Exact name of registrant as specified in its charter)

Florida

(State or other jurisdiction of incorporation or organization)

59-1205269	7900 Glades Road, Suite 500, Boca Raton, FL
(I.R.S. Employer Identification Number)	(Address of principal executive offices)

(561) 451-1000	33434
(Registrant’s phone number, including area code)	(Zip Code)

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

The number of shares of Common Stock, $.01 par value, of the Registrant issued and outstanding as of April 23, 2004 was 38,930,751 shares.

Artesyn Technologies, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Artesyn Technologies, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	March 26, 2004	December 26, 2003
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$95,503	$94,215
Accounts receivable, net of allowances of $2,180 in 2004 and $2,831 in 2003	50,885	54,196
Inventories	49,663	44,047
Prepaid expenses and other current assets	3,187	2,753
Deferred income taxes	11,526	11,526

Total current assets	210,764	206,737

Property, Plant & Equipment, Net	64,885	64,210

Other Assets
Goodwill	21,318	20,806
Deferred income taxes	18,957	19,211
Other assets	5,488	5,712

Total other assets	45,763	45,729

Total Assets	$321,412	$316,676

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$52,103	$47,994
Accrued and other current liabilities	47,734	49,224

Total current liabilities	99,837	97,218

Long-Term Liabilities
Convertible subordinated debt	90,000	90,000
Deferred income taxes	5,672	5,693
Other long-term liabilities	8,307	9,728

Total long-term liabilities	103,979	105,421

Total liabilities	203,816	202,639

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01; 80,000,000 shares authorized; 38,925,101 shares issued and outstanding in 2004 (38,755,365 shares in 2003)	389	387
Additional paid-in capital	130,415	129,169
Retained earnings (accumulated deficit)	(6,124)	(8,041)
Accumulated other comprehensive loss	(7,084)	(7,478)

Total shareholders’ equity	117,596	114,037

Total Liabilities and Shareholders’ Equity	$321,412	$316,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

Artesyn Technologies, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in Thousands Except Per Share Data)

	Thirteen Weeks Ended
	March 26, 2004	March 28, 2003
Sales	$96,513	$81,856
Cost of sales	72,040	68,466

Gross profit	24,473	13,390

Operating expenses
Selling, general and administrative	10,447	9,817
Research and development	10,154	8,286
Restructuring and related charges	—	2,081

Total operating expenses	20,601	20,184

Operating income (loss)	3,872	(6,794)

Other income (expense)
Loss on debt extinguishment	—	(627)
Interest expense, net	(1,247)	(1,066)

Income (loss) before for income taxes	2,625	(8,487)

Provision (benefit) for income taxes	708	(1,028)

Net income (loss)	$1,917	$(7,459)

Earnings (loss) per share

Basic	$0.05	$(0.19)

Diluted	$0.05	$(0.19)

Weighted average common and common equivalent shares outstanding
Basic	38,845	38,560

Diluted	39,886	38,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

Artesyn Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Thirteen Weeks Ended
	March 26, 2004	March 28, 2003
Operating Activities
Net income (loss)	$1,917	$(7,459)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,430	6,074
Loss on debt extinguishment	—	627
Other non-cash items	662	643
Changes in operating assets and liabilities:
Accounts receivable	2,968	(1,855)
Inventories	(5,709)	1,582
Prepaid expenses and other assets	(447)	(1,422)
Accounts payable and accrued liabilities	2,753	3,219

Net Cash Provided by Operating Activities	7,574	1,409

Investing Activities
Purchases of property, plant & equipment	(5,713)	(1,127)
Proceeds from sale of property, plant & equipment	15	94
Earn-out payments related to acquisitions	(715)	(1,006)

Net Cash Used in Investing Activities	(6,413)	(2,039)

Financing Activities
Principal payments on debt and capital leases	—	(23,003)
Proceeds from issuance of long-term debt, net of financing costs	—	9,647
Proceeds from exercises of stock options and other financing activities	377	—

Net Cash Provided by (Used in) Financing Activities	377	(13,356)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(250)	841

Increase (Decrease) in Cash and Cash Equivalents	1,288	(13,145)

Cash and Cash Equivalents, Beginning of Period	94,215	65,001

Cash and Cash Equivalents, End of Period	$95,503	$51,856

The accompanying notes are an integral part of these consolidated financial statements.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

March 26, 2004

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

In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly the consolidated financial position, results of operations and cash flows of Artesyn Technologies, Inc. The results of operations for the thirteen weeks ended March 26, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year 2004. In addition, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 2003 Annual Report on Form 10-K.

For purposes of clarity, as used herein, the terms “we,” “us,” “our,” and “Artesyn” refer to Artesyn Technologies, Inc. and its subsidiaries (unless the context indicates another meaning).

2. Inventories

The components of inventories are as follows ($000s):

	March 26, 2004	December 26, 2003
Raw materials	$20,201	$17,184
Work-in-process	9,602	8,446
Finished goods	19,860	18,417

	$49,663	$44,047

3. Accrued Liabilities

The components of accrued and other current liabilities are as follows ($000s):

	March 26, 2004	December 26, 2003
Accrued and other current liabilities:
Compensation and benefits	$13,676	$14,780
Income taxes payable	10,380	9,949
Warranty reserve	7,988	7,854
Restructuring reserve (current portion)	5,463	5,552
Other	10,227	11,089

	$47,734	$49,224

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

March 26, 2004

(Unaudited)

At March 26, 2004 and December 26, 2003, other accrued liabilities consisted primarily of accruals for professional fees, consulting, commissions, interest, deferred income and other taxes.

The components of other long-term liabilities are as follows ($000s):

	March 26, 2004	December 26, 2003
Other long-term liabilities:
Restructuring reserve	$7,085	$8,662
Directors’ pension plan	1,222	1,066

	$8,307	$9,728

4. Restructuring and Related Charges

We implemented restructuring plans over the past three years to ensure that our cost structure matches our anticipated level of demand. The restructuring plans included a reduction of approximately 1,900 positions worldwide, and the charges recorded were primarily comprised of related severance and benefits. Write-off of fixed assets and costs associated with a reduction in excess capacity were also included in the charges. We expect to pay most of the remaining restructuring liabilities during the remainder of 2004 with the exception of those related to facilities closures. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends to 2006. The 2004 activity related to these and other restructuring charges, are presented in the following table ($000s):

	Restructuring Liabilities at December 26, 2003	Applications of Reserve	Restructuring Liabilities at March 26, 2004
Employee termination costs	$1,462	$(341)	$1,121
Liability for payback of developmental grants	3,080	(65)	3,015
Facility closures	9,672	(1,260)	8,412

	$14,214	$(1,666)	$12,548

The liability for payback of developmental grants relate to the headcount reduction at our Ireland location. We were granted developmental funds by the Irish government subject to the condition that we maintain a work force of at least 300 employees at the facility in Ireland. The restructuring actions at the facility have resulted in a headcount significantly below 300 employees, triggering an obligation to repay the grants. In September 2003, we signed an agreement to repay €1.2 million (equivalent to $1.5 million) to the Irish government over the next four years. Approximately $0.4 million is classified as current as of March 26, 2004, with the additional amount recorded in long-term liabilities.

5. Convertible Debt

During 2003, we completed the placement to qualified institutional buyers of $90.0 million of 5.5% Convertible Senior Subordinated Notes due in 2010. Net proceeds were $86.3 million. The notes bear interest at 5.5%, payable semi-annually on February 15 and August 15 of each year beginning on February 15, 2004, and will mature August 15, 2010. On or after August 15, 2008, we may redeem some or all of the notes at 100% of their principal amount plus accrued and unpaid interest. Holders of the notes may convert the notes into shares of our common stock at any time prior to the maturity date of the notes (unless

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

March 26, 2004

(Unaudited)

previously redeemed or repurchased) at a conversion price of $8.064 per share (equivalent to an initial conversion rate of approximately 124.0079 shares per $1,000 principal amount of notes), subject to adjustments for certain events. The notes are not listed on any securities exchange or included in any automated quotation system. The notes are eligible for trading on the PORTAL market of the National Association of Securities Dealers, Inc. There are no financial covenant requirements associated with the notes.

On January 15, 2002, we received an investment by Finestar International Ltd., which consisted of the issuance of a $50.0 million five-year subordinated convertible note. With a portion of the net proceeds from the placement of convertible debt discussed above, we fully paid the convertible note held by Finestar in 2003.

6. Credit Agreement

In March 2003, we entered into a five-year, $35.0 million credit facility with Fleet Capital Corporation. While there are no borrowings outstanding at this time, the facility currently would bear interest at LIBOR plus 2.0% or the bank’s Prime Rate plus 0.25%. The interest rates will change in the future based on the level of adjusted availability under the facility plus our domestic cash on hand. While the commitment on the facility is $35.0 million, the amount available to be borrowed is limited based on our level of domestic accounts receivable and inventory, which is subject to changing business conditions. We are also subject to a financial covenant that becomes applicable if the amount available to be borrowed under the credit facility plus cash deposited at the designated bank falls below a prescribed limit. We are also subject to other covenants and conditions. Up to $5.0 million of the facility’s capacity can be used for letters of credit. On March 26, 2004, the amount available for borrowing was approximately $21.7 million, none of which was outstanding. Our asset-based facility is secured by our domestic assets, including a pledge of the stock of our domestic subsidiaries and 65% of the stock of certain of our foreign subsidiaries. During the second quarter of 2004, the parent company of Fleet Capital completed a merger with Bank of America resulting in Fleet Capital changing its name to Bank of America Business Capital. The merger will not have any effect on the provisions of our current agreement.

On the date the credit agreement was completed, we used $19.0 million of cash on hand to pay off the amounts outstanding on our previous credit facility. The remaining unamortized balance of deferred financing costs capitalized in connection with the previous credit facility of $0.6 million was written off in the first quarter of 2003 as a loss on debt extinguishment.

7. Income Taxes

In the thirteen weeks ended March 26, 2004, an income tax provision of 27% of the pretax income was recorded compared to a benefit of 12.1% in the same period in 2003. The difference between the tax rates is the result of several factors, including the profit recorded in the 2004 period compared to a loss in the 2003 period, additional valuation allowances or deferred tax assets recorded in various locations and the geographic distribution of profits and losses between tax jurisdictions.

We have recorded deferred tax assets for tax benefits on losses in several locations. We continually evaluate whether our deferred tax assets will be realized, and record a valuation allowance where appropriate. If we continue to experience losses or elect to cease operations in certain overseas tax jurisdictions, we may need to record additional valuation allowances on the appropriate jurisdiction, and our effective tax rate could change significantly.

In the first quarter of 2004, the Austrian government proposed a change in the income tax rate applied to profits and losses generated in its jurisdiction from 34% to 25%. If this proposal becomes law, it would require us to adjust our deferred tax asset in this jurisdiction to reflect the effect of the lower tax rate.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

March 26, 2004

(Unaudited)

8. Acquisitions

Effective August 4, 2000, we acquired 100% of the capital stock of AzCore Technologies, Inc. The purchase price consisted of a $5.8 million cash payment, net of cash acquired, made in the third quarter of 2000 and additional contingent payments of up to $8.0 million if AzCore’s products met development milestones. The final contingent payment under this agreement of $0.7 million was made in the first quarter of 2004.

9. Business Segments and Geographic Information

We are organized in two industry segments, Power Conversion and Communications Products. Power Conversion is engaged in the business of designing and manufacturing power supplies and power conversion products for the communications, wireless, transmission and computing markets. Those same markets are serviced by the Communications Products segment, which provides WAN interfaces, CPU boards, DSP solutions and protocol software. We sell products directly to Original Equipment Manufacturers and also to a network of industrial and retail distributors throughout the world. Our principal markets are in the United States, Europe and Asia-Pacific, with the United States being the largest based on sales. Sales are made in U.S. dollars and certain European currencies.

The table below presents information about reported segments. ($000s)

	Thirteen Weeks Ended
	March 26, 2004	March 28, 2003
Sales
Power Conversion	$83,357	$73,236
Communications Products	13,156	8,620

Total	$96,513	$81,856

Operating Income (Loss)
Power Conversion	$1,970	$(7,945)
Communications Products	1,902	1,151

Total	$3,872	$(6,794)

	As of March 26, 2004	As of December 26, 2003
Assets
Power Conversion	$222,577	$220,973
Communications Products	47,132	44,763
Corporate	51,703	50,940

Total	$321,412	$316,676

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

March 26, 2004

(Unaudited)

10. Legal Proceedings

On February 8, 2001, VLT, Inc. and Vicor Corporation filed a suit against us in the United States District Court of Massachusetts alleging that we have infringed on U.S. Reissue Patent No. 36,098 entitled “Optimal Resetting of The Transformer’s Core in Single Ended Forward Converters.” By agreement, Vicor Corporation subsequently withdrew as plaintiff. VLT has alleged that it is the owner of the patent and that we have manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. The suit requests that we pay damages, including royalties, lost profits, interest, attorneys’ fees and increased damages under 35 U.S.C. § 284. We have challenged the validity of the patent and have denied the infringement claims. Following factual discovery, the district court entertained briefs and arguments relating to the interpretation of the relevant patent claims in the VLT action and three other related cases filed by VLT against other defendants. On January 3, 2003, the district court issued four opinions construing relevant language from the claims. Based on the district court’s claim construction rulings, we reached an agreement with VLT on a stipulated judgment, which the court entered on May 31, 2003.

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

The respective parties each disagree with certain aspects of the district court’s claim construction, and the stipulated judgment allowed the parties to appeal the construction to the United States Court of Appeals for the Federal Circuit in Washington, DC. Both parties filed such appeals and have briefed the issues to the Federal Circuit Court, which has scheduled oral arguments on the appeals for May 5, 2004. On appeal, we are seeking a different claim construction that would invalidate the patent, thereby exonerating all of our products. VLT has asked the appellate court to reverse aspects of the judgment so that it can seek to recapture our sales that did not infringe under the stipulated judgment. We have agreed with VLT that if the appellate court changes the claim construction the parties then will be free to argue their respective positions about patent validity or invalidity, enforceability or unenforceability, and infringement or non-infringement, with respect to all of the accused products. At this time, no determination of the outcome of the appeals or any proceedings after the appeals can be reasonably estimated. Although we believe that we have a strong defense to the claims asserted by VLT, if we eventually were found liable to pay all of the damages requested by VLT, such a payment could have a material adverse effect on our business, operating results and financial condition. Alternatively, if the judgment is affirmed on appeal, then the remaining issue will be an accounting of damages that we owe to VLT on the limited sales of the remaining category of its products that infringe under the stipulated judgment. The parties have not agreed as to the standard or amount of damages that would be owed in that event, but we believe that such damages would not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

Certain of VLT’s claims relate to technology that we licensed from Galaxy Power, Inc. in 1994. As part of the license agreement, Galaxy agreed to indemnify and defend us against any and all claims that use of the licensed know-how infringes any patent. Galaxy, however, has denied our requests to cover or share in the defense costs in the VLT case. Accordingly, on April 9, 2004, we filed a complaint against Galaxy in the United States District Court for the District of Massachusetts, seeking reimbursement of defense costs we have paid to date, as well as future defense costs and any ultimate liability to VLT. Galaxy’s response to that complaint is due to be filed on or about May 17, 2004.

We are a party to various other legal proceedings, which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, we believe that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

March 26, 2004

(Unaudited)

11. Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based compensation for employees and non-employee directors. In accordance with APB 25, as the exercise price of our stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized for our fixed stock option plans. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, and has been determined as if we had accounted for its employee and outside directors stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirteen Weeks Ended
	March 26, 2004	March 28, 2003
Risk-free interest rate	2.6%	2.2%
Dividend yield	—	—
Expected volatility	83%	97%
Expected life	3.5 years	3.0 years

Artesyn’s pro forma information follows ($000s except per share data):

		Thirteen Weeks Ended
		March 26, 2004	March 28, 2003
Net income (loss):	As reported	$1,917	$(7,459)
Pro forma expense, net of tax effect		(932)	(2,106)

	Pro forma	$985	$(9,565)

Earnings (loss) per share-basic	As reported	$0.05	$(0.19)

	Pro forma	$0.03	$(0.25)

Earnings (loss) per share-diluted	As reported	$0.05	$(0.19)

	Pro forma	$0.02	$(0.25)

The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

March 26, 2004

(Unaudited)

12. Issuance of Common Stock

We issued 80,836 and 295,535 shares of common stock in the first quarter of 2004 and 2003, respectively, to match the contributions of employees participating in our 401(k) savings plan as approved by the Board of Directors. The shares issued were registered pursuant to a shelf registration of 1,000,000 shares of common stock filed with the Securities and Exchange Commission on Form S-8 (Commission File Number 333-120854) on January 31, 2003.

13. Comprehensive Income (Loss)

Total comprehensive income (loss) was $2.3 million and ($6.8) million for the thirteen weeks ended March 26, 2004 and March 28, 2003, respectively. Total comprehensive income (loss) is primarily comprised of net income (loss) and adjustments for foreign currency translation.

14. Product Warranty

We record estimated product warranty costs as revenues are recognized. Warranty expense is generally determined by calculating the historical relationship between sales and warranty costs and applying the calculation to the current period’s sales. Warranty expense is also recorded based on specific warranty claims.

Changes in our product warranty liability are as follows ($000s):

	Thirteen Weeks Ended
	March 26, 2004	March 28, 2003
Balance, beginning of period	$7,854	$5,378
Warranties charged during the period	963	875
Settlements made during the period	(829)	(610)

Balance, end of period	$7,988	$5,643

15. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, that addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB issued FASB Interpretation 46 (revised December 2003), which effectively modified and clarified certain provisions of FIN 46, as originally issued, and modified the effective date for certain entities. We applied the provisions of FIN 46, as revised, in the first quarter of 2004, with no impact from adoption on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q. With the exception of historical information, the matters discussed below may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Forward-looking statements typically use words or phrases such as “estimate”, “plans”, “projects”, “anticipates”, “continuing”, “ongoing”, “expects”, “believes”, or words of similar import. We caution readers that a number of important factors, including those identified in the most recently filed annual report on Form 10-K, as well as factors discussed in other reports filed with the Securities and Exchange Commission, could affect our actual results and cause them to differ materially from those expressed in the forward-looking statements. Forward-looking statements included in this Form 10-Q are made only as of the date hereof, based on information available as of the date hereof, and subject to applicable law to the contrary, we assume no obligation to update any forward-looking statements.

Introduction

We are a leading designer and manufacturer of advanced power conversion products and board level computing solutions incorporated in communications systems. We provide products to Original Equipment Manufacturers, or OEM’s, and distributors predominantly in the communications industry. Our operations are global, with design, manufacturing and sales organizations in North America, Europe and Asia.

We earned $0.05 per share in the first quarter of 2004, a significant improvement from the $0.19 per share loss in the first quarter of 2003. The improvement in net income resulted from higher revenue, reflecting a recovery in our end markets, manufacturing cost reductions and improved sales mix.

Revenue in the first quarter of 2004 was $96.5 million, an 18% increase from $81.9 million in the first quarter of 2003. The increase is primarily the result of demand improvements in the server and storage, telecommunications and networking end markets. Compared to the fourth quarter of 2003, revenue decreased due to lower sales to specific server and storage customers somewhat offset by increases in revenue in our Communications Products segment.

Gross profit increased in the first quarter of 2004 to $24.5 million, or 25.4% of revenue, compared to $13.4 million, or 16.4% of revenue, in the same quarter of 2003. The gross profit improvement is attributable to the increased revenue over the year ago quarter, manufacturing cost reductions resulting from recently completed restructuring actions and an improved sales mix.

Our cash balances as of March 26, 2004 was $95.5 million, an increase of $1.3 million from the end of 2003. The increase in cash and cash equivalents resulted from cash flow from operating activities less cash used in investing activities, mainly for capital expenditures of production equipment.

We booked $106.1 million of orders in the first quarter of 2004, yielding a book-to-bill ratio of 1.10. The orders, coupled with customers’ forecasts of product requirements, indicate revenue should rise approximately 5% in the second quarter of 2004 from the levels of the first quarter.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risk related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a more detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of our most recently filed annual report on Form 10-K.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or its current estimated market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Demand for our products can fluctuate significantly, and we consult with our sales and customer service organizations in order to determine the projections for each component and finished good. Because inventory accounts for approximately 15% of our total assets, adjustments to excess and obsolete inventory can be material to our financial results. At March 26, 2004, our inventory reserve balance was $23.0 million, representing 32% of gross inventory. This compares with $23.7 million, or 35% of gross inventory, as of December 26, 2003.

Warranties

We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer purchase agreement. Our standard warranties require us to repair or replace defective products returned to us during such warranty period at no cost to the customer. At the time of sale, we record an estimate for warranty-related costs based on our historical return rates and specifically identified warranty claims. Changes in such estimates could have a material effect on net income and require us to forecast expected warranty claims.

The reserve is determined by first comparing the historical relationship between warranty costs, which are made up of labor and materials required to repair the parts returned, and revenue over the prior two years to calculate a rate. The rate is then applied to shipments under warranty using a sliding scale, based on historical returns. The reserve also includes specific large exposures that are probable and reasonably estimable. We recognized expenses related to warranty costs of $1.0 million in the thirteen week period ended March 26, 2004, and $0.9 million in the comparable period in 2003. Each of these represents approximately 1% of revenue in their respective periods. Our warranty costs have historically been within our expectations and the provisions established.

Goodwill

Under Statement of Financial Accounting Standards No. 142, we assess goodwill using a two-step approach on an annual basis in August of each year, or more frequently if indicators of impairment exist. SFAS No. 142 states that potential impairment exists if the fair value of a reporting unit is less than the carrying value of the assets of that unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value.

Management’s assumptions about future sales and cash flows on which the fair value estimate is based require significant judgment as prices and volumes fluctuate due to changing business conditions. In addition, the impact of recognizing a goodwill impairment charge was material to our results of operations in 2002 and could be material to our consolidated financial results in the future. As of March 26, 2004, the balance of goodwill was $21.3 million. We will continue to assess the impairment of goodwill in accordance with SFAS No. 142 in future periods.

Accounting for income taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Statements of Operations. To the extent we decrease the valuation allowance in a period, we must include a benefit within the tax provision in the Statements of Operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. A change in these estimates could have a material effect on our operating results. We have recorded a valuation allowance of $12.4 million as of March 26, 2004, due to uncertainties related to our ability to utilize some of the net operating loss carryforwards that make up our deferred tax assets before they expire. The valuation allowance is based on historical tax positions, tax planning strategies and expectations about future taxable revenue by jurisdiction and the period over which our deferred tax assets will be recoverable. The deferred tax assets, net of valuation allowances, were $24.8 million as of March 26, 2004, and $25.0 million at the end of 2003.

Results of Operations

Consolidated

Sales. The following table summarizes revenue by business segment for the thirteen weeks ended March 26, 2004 in comparison to the same period in 2003 (in millions):

	2004	2003	2004 Compared to 2003
Power Conversion	$83.4	$73.3	14%
Communications Products	13.1	8.6	52%

Total	$96.5	$81.9	18%

The increase in revenue in Power Conversion compared to 2003 (approximately $10.1 million) is primarily the result of increases in sales to server and storage, telecommunications and networking customers. After several years of decline, the server and storage market, which makes up the largest percentage of our sales, experienced growth starting in the second half of 2003 as companies began to increase their investment in technology infrastructure.

In Communications Products, the increase in the thirteen weeks ended March 26, 2004 compared to the same period in 2003 was approximately $4.5 million. This increase is primarily attributable to additional sales to telecommunications and wireless customers in 2004. These additional sales were the result of both new product introductions and increased sales of mature products as our customers experienced an increase in end market demand.

Orders booked in the first quarter of 2004 were $106.1 million, suggesting that revenue levels will grow in the second quarter. Projections from our customers and others within our industry suggest that overall technology spending, a key indicator of our future performance, will increase in 2004 over 2003 driven by the need to replace aging equipment and expand wireless networks. Our expectation is that quarterly revenue will continue to exceed the amounts recorded in 2003.

Gross Profit. Below is a comparison of gross profit and gross profit as a percent of revenue for the thirteen weeks ended March 26, 2004 compared to the same period in 2003 (in millions, except percentage data):

	2004	2003	2004 Compared to 2003
Gross profit	$24.5	$13.4	83%

Gross profit as a percent of revenue	25.4%	16.4%

The increase in gross profit in the first quarter of 2004 compared with the first quarter of 2003 was primarily due to the sales mix and the effect of higher revenue (approximately $7.1 million). Sales mix improved due to the sale of higher margin DC/DC power conversion products and an increase in revenue from our Communications Product segment, whose bundled hardware/software products have historically higher gross margins than our other segment. Manufacturing cost reductions resulting from restructuring actions also contributed to the increase in gross profit (approximately $4.5 million), reflecting the closure of our Kindberg, Austria factory in May 2003 and the Youghal, Ireland manufacturing facility in September 2003.

Gross profit as a percent of revenue increased from 16.4% in the first quarter of 2003 to 25.4% in the first quarter of 2004 for the reasons discussed above. We also experienced sequential improvement in gross profit as a percent of revenue during the first quarter of 2004 compared to 22.5% recorded in the fourth quarter of 2003. The sequential quarterly improvement was primarily the result of sales mix.

The restructuring actions to reduce excess capacity and lower manufacturing costs were largely complete at the end of 2003. Gross profit in 2004 in comparison with 2003 is expected to be favorably impacted by the full year effect of the restructuring actions, as it was in the first quarter of 2004.

Operating Expenses. Operating expenses for the thirteen weeks ended March 26, 2004 compared with the same period in the prior year are as follows (in millions):

			Percent of Revenue
	2004	2003	2004	2003
Selling, general and administrative	$10.4	$9.8	11%	12%
Research and development	10.2	8.3	11%	10%
Restructuring and related charges	—	2.1	—	3%

Total operating expenses	$20.6	$20.2	21%	25%

The increase in selling, general and administrative expenses, or SG&A, in the first quarter of 2004 compared to the same period in 2003 is primarily the result of increased commissions (approximately $0.3 million) due to an increase in commissionable sales and increased investment in sales infrastructure and personnel (approximately $0.3 million). For the remainder of 2004, we expect SG&A expenses to decrease as a percent of sales to approximately 10% at year-end.

Research and development expenses totaled $10.2 million, or 11% of sales, in the first quarter of 2004 compared with $8.3 million, or 10% of sales in the same period in 2003. The primary reason for the increase is the engineering expenses related to the higher level of new product introductions in the first quarter of 2004 and increased investments in technology development. We believe a strong commitment to invest in research and development activities is vital to our ability to provide our customers with technically advanced, low-cost products. As a result, we expect the level of research and development expenses in 2004 to maintain its current relationship with revenue.

Restructuring and Related Charges. Pursuant to our restructuring plans, we recorded $2.1 million of restructuring and related charges for the thirteen week period ended March 28, 2003. No material restructuring charges were recorded in 2004.

Loss on Debt Extinguishment. In March 2003, we entered into a new asset-based revolving credit facility with Fleet Capital Corporation, which replaced our prior revolving credit facility. Loss on debt extinguishment in 2003 includes $0.6 million in expense related to the write-off of unamortized debt issuance costs in association with our previous credit agreement.

Interest Expense, net. Interest expense, net for the thirteen weeks ended March 26, 2004 compared to the same period in the prior year is as follows (in millions):

	2004	2003	2004 Compared to 2003
Interest expense	$1.4	$1.2	17%
Less: Interest income	(0.2)	(0.1)	100%

Net interest expense	$1.2	$1.1	9%

The increase in interest expense in the first quarter of 2004 compared to the same period in the preceding year is due to the higher level of debt in 2004. The additional borrowings and the higher interest rate associated with the convertible debt issuance in 2003 compared to the debt issued to Finestar International will result in higher interest expense in 2004 compared to 2003.

Provision (Benefit) for Income Taxes. Below is a comparison of the provision (benefit) for income tax and effective tax rate for the thirteen weeks ended March 26, 2004 in comparison to the same period in 2003 (in millions except percentages):

	2004	2003
Provision (benefit) for income taxes	$0.7	$(1.0)
Effective tax rate	27%	12%

The difference in the 2004 and 2003 tax rates is primarily the geographic distribution of profits and losses, along with adjustments to valuation allowances on deferred tax assets recorded at various locations.

In the first quarter of 2004, the Austrian government proposed a change in the income tax rate applied to profits and losses generated in its jurisdiction from 34% to 25%. If this proposal becomes law, it would require us to adjust our deferred tax asset in this jurisdiction to reflect the effect of a lower tax rate on our deferred tax assets, with a corresponding increase to our income tax provision.

We record deferred tax assets for tax benefits of losses. We continually evaluate whether our deferred tax assets will be realized, and record a valuation allowance when appropriate. If we continue to experience losses or elect to cease operations in certain tax jurisdictions, we may need to record additional valuation allowances in the appropriate jurisdiction, and our effective tax rate could change significantly.

Net Income (Loss). The net income (loss) recorded for the thirteen weeks ended March 26, 2004 compared to the same period in the previous year set forth below (in millions, except per share data):

	2004	2003
Net income (loss)	$1.9	$(7.5)
Earnings (loss) per basic and diluted share	$0.05	$(0.19)
Weighted average shares outstanding
-Basic	38.8	38.6
-Diluted	39.9	38.6

The net income reported in the first quarter of 2004 compared to the net loss reported in the first quarter of 2003 is primarily the result of increased revenue, a favorable sales mix, manufacturing cost reductions resulting from restructuring actions completed during 2003 and restructuring charges recorded in 2003 as discussed above.

Power Conversion

Results for the Power Conversion segment in the first quarter of 2004 in comparison with the same period in the prior year are as follows (in millions):

	2004	2003	2004 Compared to 2003
Revenue	$83.4	$73.3	14%
Operating income (loss)	$2.0	$(7.9)	125%

Sales to server and storage, networking and telecommunications customers are the primary reason for the increase in revenue in Power Conversion in the first quarter of 2004 compared to the same period in 2003 (approximately $10.1 million). As companies began to increase spending on technology infrastructure, revenues from server and storage customers experienced growth in the second half of 2003 after several years of decline.

The primary reason for the increase in operating income in the first quarter of 2004 compared with the first quarter of 2003 was manufacturing cost reductions resulting from restructuring actions in 2003 (approximately $4.5 million). The increase in revenue between the periods and a favorable sales mix (approximately $3.5 million) also contributed to the increase.

Communications Products

Results for the Communications Products segment in the first quarter of 2004 in comparison with the same period in the prior year are as follows (in millions):

	2004	2003	2004 Compared to 2003
Revenue	$13.1	$8.6	52%
Operating income	$1.9	$1.2	58%

New product introductions and increased sales of mature products drove the increase in revenue in our Communications Products segment (approximately $4.5 million) in the first quarter of 2004 compared to the first quarter of 2003. The increase is an indication of the recovery of the telecommunications and wireless markets in 2004 as our customers experienced an increase in end user demand, resulting from market growth driven by increased outsourcing.

The improvement in operating income in the first quarter of 2004 compared with the first quarter of 2003 is primarily attributable to the increases in revenue between the periods. The favorable effect of the revenue increase is somewhat offset by increased engineering expenses related to the higher level of new product introductions and higher selling expenses, reflecting an investment in sales infrastructure and personnel.

Liquidity and Capital Resources

The following table presents selected financial statement information as of the end of the first quarter of 2004 compared to the end of 2003 (in millions except statistical data):

	As of March 26, 2004	As of December 26, 2003
Cash and cash equivalents	$95.5	$94.2
Long-term debt and capital leases	—	—
Convertible subordinated debt	90.0	90.0

Cash net of debt	$5.5	$4.2

Working Capital Statistics:
Days of sales outstanding	48	48
Days of inventory on-hand	68	53
Days of accounts payable outstanding	71	58

The primary sources of cash currently available to us are cash on hand and funds available under our current revolving credit facility. These amounts are available to finance capital expenditures and payments of interest on our convertible senior subordinated debt.

Our cash and cash equivalents increased from $94.2 million at the end of 2003 to $95.5 million at the end of the first quarter of 2004. The primary source of cash was net income adjusted for non-cash expenses (approximately $8.0 million), which includes the effect of depreciation and amortization. Increases in accounts payable and decreases in accounts receivable also contributed to the increase in cash. These amounts were somewhat offset by an increase in inventory of approximately $5.7 million, capital expenditures of $5.7 million and a contingent payment associated with the acquisition of AzCore Technologies, Inc.

Cash Flows from Operating Activities. During the first quarter of 2004, our cash flows from operating activities served as a source of cash of $7.6 million. Net income adjusted for non-cash expenses was the primary source of cash, providing us with $8.0 million in operating cash in the period. Overall, the effect of working capital changes was neutral on cash as increases in inventory were offset by reductions in accounts receivable and increases in accounts payable.

Overall working capital performance remained consistent with the level recorded at the end of 2003. While our Days Sales Outstanding remained at 48, Days of Inventory On-hand at the end of the first quarter increased from the end of 2003 due to the strategic purchase of long lead-time components and materials purchased to support expected increases in demand in the second quarter of 2004. The increased level of component purchases is also reflected in an increase in accounts payable, offsetting the cash flow effect of the change in inventory.

Looking forward, we do not expect to generate a significant amount of cash from working capital because our anticipated higher level of demand will require additional investments in inventory and accounts receivable during the year. Accordingly, net income adjusted for non-cash expenses are expected to be the primary contributor to cash from operations during 2004.

Cash Flows from Investing Activities. Cash flows from investing activities reflect a net cash use of $6.4 million in the first quarter of 2004, comprised primarily of capital expenditures ($5.7 million) and deferred payments related to previous acquisitions ($0.7 million).

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

In the first quarter of 2004, we made the final contingent payment related to the acquisition of AzCore of $0.7 million. All deferred or contingent obligations related to past acquisitions have been satisfied.

Cash Flows from Financing Activities. In the first quarter of 2004, cash flows from financing activities were a source of cash of $0.4 million, resulting primarily from the exercise of stock options.

During 2003, we completed the placement to qualified institutional investors of $90.0 million of our 5.5% convertible senior subordinated notes due 2010. Net proceeds from the issuance of convertible senior subordinated notes in the third quarter of 2003 were approximately $86.3 million. The placement was completed in order to replace previously outstanding debt and to provide us with additional long-term working capital. There are no financial covenant requirements associated with the 5.5% convertible senior subordinated notes.

In March 2003, we entered into a new five-year, $35.0 million senior revolving credit facility with Fleet Capital Corporation. For additional information on the terms of our new asset-based revolver, please see Note 6 of the Condensed Consolidated Financial Statements. While the total availability under the facility is limited to $35.0 million, the amount available to be borrowed is based on our level of domestic qualifying accounts receivable and inventory, which is subject to changing business conditions. Generally, as our level of qualifying accounts receivable and inventory increases, our availability increases up to the prescribed limit and vice-versa. As of the end of the first quarter of 2004, our outstanding balance on the revolving credit facility was zero, and our availability was $21.7 million.

In addition to other affirmative and negative covenants customary for asset-based credit facilities, we are also subject to an EBITDA covenant that is triggered when the amount available to be borrowed plus cash deposited with the designated bank falls below $20.0 million. As of the end of the first quarter of 2004, the availability and the cash deposited were above the prescribed limit, and we were not subject to the additional covenant. Up to $5.0 million of the facility’s capacity can be used for letters of credit.

Our sources of cash include the cash we currently have on hand, the availability we maintain on our asset-based credit facility and expected cash to be generated from operations. We believe that our sources of cash are sufficient to cover our operating expenses, capital expenditures, restructuring requirements and interest payments for the next twelve months. If we are not able to generate cash from operations for a sustained period of time, we would, after our cash on hand and available line of credit were depleted, need to identify additional sources of cash. These sources could include additional issuances of debt or equity, sales of equipment or portions of the business.

From a long-term perspective, our sources of cash are expected to remain the same. We are dependent on generating cash from operations as our primary long-term source of cash. We would be required to identify other long-term sources of cash if we were not able to generate cash from operations or if we decided to take on a strategic initiative, such as an acquisition, which would require cash. We continually evaluate options with respect to additional financing, including the sale of debt or equity instruments and portions of the business. Any such financing or sale transactions could have an adverse effect on our stock price and could dilute our shareholders’ ownership interest in our company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates and fluctuations in the value of foreign currencies using a variety of derivative financial instruments. In the past, we have managed our interest rate risk on variable rate debt instruments through the use of interest rate swaps, pursuant to which we exchange our floating rate interest obligations for fixed rates. The fixing of the interest rates offsets our exposure to the uncertainty of floating interest rates during the term of the debt. Currently, we do not have any interest rate swaps outstanding.

We have significant assets and operations in Europe and Asia and, as a result, our financial performance could be affected by significant fluctuations in foreign exchange rates. To mitigate potential adverse trends, our operating strategy takes into account changes in exchange rates over time. Accordingly, in the past, we have entered into various forward contracts that change in value as foreign exchange rates change to protect the value of our existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The principal currency hedged was the Euro. Currently, we do not have any forward contracts outstanding.

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

Item 4. Controls and Procedures

As of March 26, 2004 our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 26, 2004, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in our internal control over financial reporting

Forward Looking Statements

Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on our current expectations with respect to future sales, operating efficiencies, research and development expenditures, growth and working capital needs. Such statements involve risks and uncertainties which may cause actual results to differ materially from those set forth in these forward-looking statements. Factors that might affect such forward-looking statements include, among others, fluctuation in end market demand, integration of operations and technology, market acceptance of existing and new products, factors that may affect our manufacturing operations in foreign locations, dependence on and volatility of foreign sales, the potential for fluctuation in operating results and general technological changes which may render our existing products uncompetitive or obsolete and other risks described in our various reports filed with the SEC. Any forward-looking statements included in this Form 10-Q are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 8, 2001, VLT, Inc. and Vicor Corporation filed a suit against us in the United States District Court of Massachusetts alleging that we have infringed on U.S. Reissue Patent No. 36,098 entitled “Optimal Resetting of The Transformer’s Core in Single Ended Forward Converters.” As of March 26, 2004, the matter has not been resolved.

For additional detail with respect to the VLT/Vicor suit, please refer to Note 10 of the Consolidated Financial Statements in Item 8 of our 2003 Annual Report on Form 10-K and Note 10 of the Condensed Consolidated Financial Statements in Item 1 of this report.

We are a party to various other legal proceedings, which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, we believe that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

Item 5. Other Information

On February 1, 2004, we issued 80,836 shares of common stock in order to fulfill the commitment made by our Board of Directors to match the contribution of the employees participating in the Artesyn 401(k) savings plan, pursuant to which employees may elect to purchase our common stock or make other investment elections. The shares were registered pursuant to a shelf registration of 1,000,000 shares of Common Stock filed with the Securities and Exchange Commission on Form S-8 (Commission File Number 333-102854) on January 31, 2003. Any additional information related to the issuance can be obtained by reviewing the Form S-8.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.

31.1	Certification by the Chief Executive Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the thirteen week period ended March 26, 2004, we filed the following current reports on Form 8-K:

a)	On January 27, 2004, we announced 2003 fourth quarter and full year financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artesyn Technologies, Inc.

Date: May 5, 2004

	By:	/s/Richard J. Thompson
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