Form 10-Q
period 2004-06-25
ARTESYN TECHNOLOGIES INC
filed 2004-08-04
CIK 23071

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2004

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

The number of shares of Common Stock, $.01 par value per share, of the Registrant issued and outstanding as of July 23, 2004 was 39,199,251 shares.

Artesyn Technologies, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Artesyn Technologies, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	June 25, 2004	December 26, 2003
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$100,877	$94,215
Accounts receivable, net of allowances of $2,241 in 2004 and $2,831 in 2003	55,221	54,196
Inventories	51,175	44,047
Prepaid expenses and other current assets	2,353	2,753
Deferred income taxes	11,526	11,526

Total current assets	221,152	206,737

Property, Plant & Equipment, Net	63,888	64,210

Other Assets
Goodwill	21,262	20,806
Deferred income taxes	4,523	19,211
Other assets	19,308	5,712

Total other assets	45,093	45,729

Total Assets	$330,133	$316,676

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$53,952	$47,994
Accrued and other current liabilities	51,886	49,224

Total current liabilities	105,838	97,218

Long-Term Liabilities
Convertible subordinated debt	90,000	90,000
Deferred income taxes	5,645	5,693
Other long-term liabilities	7,465	9,728

Total long-term liabilities	103,110	105,421

Total liabilities	208,948	202,639

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 39,199,251 shares issued and outstanding in 2004 (38,755,365 shares in 2003)	392	387
Additional paid-in capital	131,314	129,169
Retained Earnings (Accumulated deficit)	(3,048)	(8,041)
Accumulated other comprehensive loss	(7,473)	(7,478)

Total shareholders’ equity	121,185	114,037

Total Liabilities and Shareholders’ Equity	$330,133	$316,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

Artesyn Technologies, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in Thousands Except Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Sales	$105,497	$87,644	$202,010	$169,499
Cost of sales	79,025	72,298	151,065	140,763

Gross profit	26,472	15,346	50,945	28,736

Operating expenses
Selling, general and administrative	11,239	9,169	21,687	18,987
Research and development	9,920	8,487	20,073	16,773
Restructuring and related charges	—	1,521	—	3,602

Total operating expenses	21,159	19,177	41,760	39,362

Operating income (loss)	5,313	(3,831)	9,185	(10,626)

Other income (expense)
Loss on debt extinguishment	—	—	—	(627)
Interest expense, net	(1,278)	(897)	(2,525)	(1,962)

Income (loss) before for income taxes	4,035	(4,728)	6,660	(13,215)
Provision (benefit) for income taxes	957	(573)	1,665	(1,601)

Net income (loss)	$3,078	$(4,155)	$4,995	$(11,614)

Earnings (loss) per share
Basic	$0.08	$(0.11)	$0.13	$(0.30)

Diluted	$0.08	$(0.11)	$0.13	$(0.30)

Weighted average common and common equivalent shares outstanding
Basic	39,032	38,700	38,939	38,514

Diluted	39,885	38,700	39,888	38,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

Artesyn Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Twenty-Six Weeks Ended
	June 25, 2004	June 27, 2003
Operating Activities
Net income (loss)	$4,995	$(11,614)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,030	11,955
Loss on debt extinguishment	—	627
Other non-cash items	4,448	1,129
Changes in operating assets and liabilities:
Accounts receivable	(2,013)	1,189
Inventories	(10,187)	2,042
Prepaid expenses and other assets	386	(1,229)
Accounts payable and accrued liabilities	7,845	1,891

Net Cash Provided by Operating Activities	16,504	5,990

Investing Activities
Purchases of property, plant & equipment	(10,861)	(2,393)
Proceeds from sale of property, plant & equipment	818	418
Earn-out payments related to acquisitions	(715)	(4,259)

Net Cash Used in Investing Activities	(10,758)	(6,234)

Financing Activities
Principal payments on debt and capital leases	—	(23,506)
Proceeds from issuance of long-term debt, net of financing costs	—	9,453
Proceeds from exercises of stock options	1,276	49

Net Cash Provided by (Used in) Financing Activities	1,276	(14,004)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(360)	1,709

Increase (Decrease) in Cash and Cash Equivalents	6,662	(12,539)

Cash and Cash Equivalents, Beginning of Period	94,215	65,001

Cash and Cash Equivalents, End of Period	$100,877	$52,462

The accompanying notes are an integral part of these consolidated financial statements.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 25, 2004

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

In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly the consolidated financial position, results of operations and cash flows of Artesyn Technologies, Inc. The results of operations for the thirteen and twenty-six weeks ended June 25, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year 2004. In addition, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 2003 Annual Report on Form 10-K.

For purposes of clarity, as used herein, the terms “we,” “us,” “our,” and “Artesyn” refer to Artesyn Technologies, Inc. and its subsidiaries (unless the context indicates another meaning).

2.	Inventories

The components of inventories are as follows ($000s):

	June 25, 2004	December 26, 2003
Raw materials	$20,909	$17,184
Work-in-process	10,279	8,446
Finished goods	19,987	18,417

	$51,175	$44,047

3.	Accrued Liabilities

The components of accrued and other current liabilities are as follows ($000s):

	June 25, 2004	December 26, 2003
Accrued and other current liabilities:
Compensation and benefits	$15,169	$14,780
Income taxes payable	11,043	9,949
Warranty reserve	8,105	7,854
Restructuring reserve (current portion)	5,119	5,552
Other	12,450	11,089

	$51,886	$49,224

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 25, 2004

(unaudited)

At June 25, 2004 and December 26, 2003, other accrued liabilities consisted primarily of accruals for professional fees, consulting, commissions, interest, deferred income and other taxes.

The components of other long-term liabilities are as follows ($000s):

	June 25, 2004	December 26, 2003
Other long-term liabilities:
Restructuring reserve	$6,238	$8,662
Directors’ pension plan	1,227	1,066

	$7,465	$9,728

4.	Restructuring and Related Charges

We implemented restructuring plans over the past three years to ensure that our cost structure matches our anticipated level of demand. The restructuring plans included a reduction of approximately 1,900 positions worldwide, and the charges recorded were primarily comprised of related severance and benefits. Write-off of fixed assets and costs associated with a reduction in excess capacity were also included in the charges. We expect to pay most of the remaining restructuring liabilities during 2004 with the exception of those related to facility closures. The liabilities related to facility closures contain continuing lease obligations, the longest of which extends to 2007. The 2004 activity related to restructuring charges are presented in the following table ($000s):

	Restructuring Liabilities at December 26, 2003	Applications of Reserve	Restructuring Liabilities at June 25, 2004
Employee termination costs	$1,462	$(592)	$870
Liability for payback of developmental grants	3,080	(75)	3,005
Facility closures	9,672	(2,190)	7,482

	$14,214	$(2,857)	$11,357

The liability for payback of developmental grants relate to the workforce reduction at our Ireland location. We were granted developmental funds by the Irish government subject to the condition that we maintain a work force of at least 300 employees at the facility in Ireland. The restructuring actions at the facility have resulted in a headcount significantly below 300 employees, triggering an obligation to repay the grants. In September 2003, we signed an agreement to repay €1.2 million (equivalent to $1.5 million) to the Irish government over the next four years, with repayment of the remaining liability contingent based on certain future requirements. Approximately $0.4 million is classified as current as of June 25, 2004, with the additional amount recorded in long-term liabilities.

There have been no material restructuring expenses recorded in 2004. For the thirteen and twenty-six weeks ended June 27, 2003, the restructuring expense was $1.5 million and $3.6 million, respectively.

5.	Convertible Debt

Convertible debt consists of $90.0 million of 5.5% Convertible Senior Subordinated Notes due in 2010. The notes mature on August 15, 2010 at 100% of their principal amount plus accrued and unpaid interest.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 25, 2004

(unaudited)

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

In the thirteen and twenty-six weeks ended June 25, 2004, an income tax provision of 23.7% and 25.0%, respectively, of the pretax income was recorded compared to a benefit of 12.1% in the same periods in 2003. The difference between the tax rates is the result of several factors, including the profit recorded in the 2004 periods compared to a loss in the 2003 periods, the distribution of profits and losses between tax jurisdictions and losses incurred in locations where valuation allowances existed during 2003, keeping us from recording deferred tax assets.

We have recorded deferred tax assets for net operating loss carryforwards in several locations. We continually evaluate whether our deferred tax assets will be realized, and record a valuation allowance where appropriate. If we continue to experience losses or elect to cease operations in certain tax jurisdictions, we may need to record additional valuation allowances in the appropriate jurisdiction, and our effective tax rate could change significantly.

In the second quarter of 2004, the Austrian government enacted a change in the income tax rate applied to profits and losses generated in its jurisdiction after 2004 from 34% to 25%. The change required us to lower our deferred tax asset by $0.3 million in this jurisdiction to reflect the effect of the lower tax rate.

In the second quarter of 2004, we executed an inter-company sale of assets, resulting in the establishment of a deferred charge asset associated with previously recorded deferred tax assets in our Austrian tax jurisdiction. The asset, which totals approximately $14.2 million, is recorded in long-term assets and will be amortized over its useful life. Long-term deferred tax assets were reduced by a corresponding amount when the asset was established.

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

Corporate expenses include items related to compliance, litigation and other corporate administration. After a reassessment in the second quarter of 2004 due to changes in segment management, these expenses are no longer considered when the chief operating decision maker is evaluating the performance of the two segments or when resource allocation decisions are made. Accordingly, corporate expenses are no longer allocated to our reportable segments and we have restated the segment information for the current and prior year.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 25, 2004

(unaudited)

The tables below present information about reported segments: ($000s)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Sales
Power Conversion	$87,999	$77,896	$171,356	$151,130
Communications Products	17,498	9,748	30,654	18,369

Total	$105,497	$87,644	$202,010	$169,499

Operating Income (Loss)
Power Conversion	$2,585	$(3,247)	$7,060	$(8,816)
Communications Products	5,514	1,761	7,811	3,159
Corporate	(2,786)	(2,345)	(5,686)	(4,969)

Total	$5,313	$(3,831)	$9,185	$(10,626)

	As of June 25, 2004	As of December 26, 2003
Assets
Power Conversion	$220,565	$220,973
Communications Products	48,980	44,763
Corporate	60,588	50,940

Total	$330,133	$316,676

9.	Legal Proceedings

On February 8, 2001, VLT, Inc. and Vicor Corporation filed a suit against us in the United States District Court of Massachusetts alleging that we infringed on a U.S. patent entitled “Optimal Resetting of The Transformer’s Core in Single Ended Forward Converters.” The plaintiff has alleged that it is the owner of the patent and that we have manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. The suit requests that we pay damages, including royalties, lost profits, interest, attorneys’ fees and increased damages under 35 U.S.C. § 284. We have challenged the validity of the patent and have denied the infringement claims. Based on the district court’s claim construction rulings in early 2003, we reached an agreement with VLT on a stipulated judgment, which the court entered on May 31, 2003.

In the stipulation, VLT agreed that, under the court’s construction, most of the Artesyn products that were originally accused of infringement (representing over 90% of the accused sales volume) did not infringe the patent. In exchange, we agreed that, under the court’s claim construction, the patent is valid and enforceable, and one category of its products (representing less than 10% of the accused sales) did infringe the patent, prior to its expiration in February of 2002. Due to the patent expiration, the parties agree that no current Artesyn products can infringe.

The respective parties each appealed the stipulated judgment, including the district court’s claim construction to the United States Court of Appeals for the Federal Circuit. On May 24, 2004, the Federal Circuit affirmed the rulings of the District Court. The Federal Circuit recently denied both parties’ petitions for rehearing of that decision. VLT, however, subsequently filed a motion in which it requested the Federal Circuit to reconsider its rulings in light of the court’s actions in an unrelated case that VLT claimed could affect the decision in our case. We have opposed VLT’s petition and the Federal Circuit has not yet ruled upon it.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 25, 2004

(unaudited)

If the Federal Circuit ultimately denies VLT’s petition, the only remaining issue will be an accounting of damages owed by us to VLT on the limited sales of the remaining category of our products that infringe under the stipulated judgment. The parties do not agree as to the standard or amount of damages that would be owed in that event.

Certain of VLT’s claims relate to technology that we licensed from Galaxy Power, Inc. in 1994. As part of the license agreement, Galaxy agreed to indemnify and defend us against any and all claims that use of the licensed know-how infringes any patent. Galaxy, however, has denied our requests to cover or share in the defense costs in the VLT case. Accordingly, on April 9, 2004, we filed a complaint against Galaxy in the United States District Court, seeking reimbursement of defense costs we have paid to date, as well as future defense costs and any ultimate liability to VLT. Galaxy filed its answer and asserted affirmative defenses and three counterclaims: (I) breach of contract for failure to pay the final $100,000 in installment due under the agreement (which we are holding to set off against our damages for Galaxy’s breach); (II) abuse of process; and (III) violation of Massachusetts General Laws Chapter 93A. We have filed a motion to dismiss counts II and III for failure to state a claim upon which relief may be granted. Galaxy has withdrawn counts II and III without prejudice and the court has set a discovery schedule.

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

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based compensation for employees and non-employee directors. In accordance with APB 25, as the exercise price of our stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized for our fixed stock option plans. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” and has been determined as if we had accounted for our employee and outside directors stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Twenty-Six Weeks Ended
	June 25, 2004	June 27, 2003
Risk-free interest rate	3.7%	1.8%
Dividend yield	—	—
Expected volatility	80%	97%
Expected life	4.2 years	2.5 years

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 25, 2004

(unaudited)

Artesyn’s pro forma information follows ($000s except per share data):

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Net income (loss):	As reported	$3,078	$(4,155)	$4,995	$(11,614)
Pro forma expense, net of tax effect		(709)	(1,256)	(1,686)	(3,362)

	Pro forma	$2,369	$(5,411)	$3,309	$(14,976)

Earnings (loss) per share-basic	As reported	$0.08	$(0.11)	$0.13	$(0.30)

	Pro forma	$0.06	$(0.14)	$0.08	$(0.39)

Earnings (loss) per share-diluted	As reported	$0.08	$(0.11)	$0.13	$(0.30)

	Pro forma	$0. 06	$(0.14)	$0.08	$(0.39)

The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results.

11.	Comprehensive Income (Loss)

Comprehensive income (loss) was $2.3 million and ($2.3) million for the thirteen weeks ended June 25, 2004 and June 27, 2003, respectively. For the twenty-six weeks ended June 25, 2004 and June 27, 2003, comprehensive income (loss) was $4.6 million and ($9.1) million, respectively. Total comprehensive income (loss) is primarily comprised of net income (loss) and adjustments for foreign currency translation.

12.	Product Warranty

We record estimated product warranty costs as revenues are recognized. Warranty expense is generally determined by calculating the historical relationship between sales and warranty costs and by applying the calculation to the current period’s sales. Warranty expense is also recorded based on specific warranty claims.

Changes in our product warranty liability are as follows ($000s):

	Twenty-Six Weeks Ended
	June 25, 2004	June 27, 2003
Balance, beginning of period	$7,854	$5,378
Warranties charged during the period	1,800	2,987
Settlements made during the period	(1,549)	(1,476)

Balance, end of period	$8,105	$6,889

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q. With the exception of historical information, the matters discussed below may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Forward-looking statements typically use words or phrases such as “estimate,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “believes,” or words of similar import. We caution readers that a number of important factors, including those identified in the most recently filed annual report on Form 10-K, as well as factors discussed in other reports filed with the Securities and Exchange Commission, could affect our actual results and cause them to differ materially from those expressed in the forward-looking statements. Forward-looking statements included in this Form 10-Q are made only as of the date hereof, based on information available as of the date hereof, and subject to applicable law to the contrary, we assume no obligation to update any forward-looking statements.

Introduction

We are a leading designer and manufacturer of advanced power conversion products and board level computing solutions embedded in communications systems. We provide products to Original Equipment Manufacturers, or OEM’s, and distributors predominantly in the communications industry. Our operations are global, with design, manufacturing and sales organizations in North America, Europe and Asia.

We earned $0.08 per share in the second quarter of 2004, a significant improvement from the $0.11 per share loss in the second quarter of 2003. For the first six months of 2004, we earned $0.13 per share, compared to a loss of $0.30 per share in the same period in 2003. The improvement in net income resulted from higher revenue, reflecting a recovery in our end markets, improved sales mix and manufacturing cost reductions.

Revenue in the second quarter of 2004 was $105.5 million, an increase of 20% from $87.6 million in the second quarter of 2003. For the first six months of 2004, revenue was $202.0 million, a 19% increase from $169.5 million in the corresponding period in 2003. The increases between both periods are the result of demand improvements across all of our end markets and, in particular, from wireless communications. Revenue increased sequentially in the second quarter of 2004 compared to the first quarter due to improved demand for our DC/DC power conversion products and embedded controllers for our wireless customers.

Gross profit increased in the second quarter of 2004 to $26.5 million, or 25.1% of revenue, compared to $15.3 million, or 17.5% of revenue, in the same quarter of 2003. For the first six months of 2004, gross profit was $50.9 million, or 25.2% of revenue, compared to $28.7 million, or 17.0% of revenue in the comparable period in 2003. The gross profit improvement is attributable to the increased revenue over the prior year, an improved sales mix of higher margin products and manufacturing cost reductions resulting primarily from our past restructuring actions.

Our cash balance as of June 25, 2004 was $100.9 million, an increase of $6.7 million from the end of 2003. The increase in cash and cash equivalents resulted from cash flow from operations offset by cash used in investing activities, mainly for capital expenditures of production equipment.

We recorded $106.3 million of orders in the second quarter of 2004, yielding a book-to-bill ratio of 1.01. For the first six months of 2004, orders were $212.4 million, resulting in a book-to-bill ratio of 1.05. The level of orders we have recorded, our current level of backlog and forecast information of our customers’ product requirements indicate revenue likely will be flat to modestly higher in the third quarter of 2004 compared to the second quarter.

Results of Operations

Consolidated

Sales. The following table summarizes revenue by business segment for the thirteen and twenty-six weeks ended June 25, 2004 in comparison to the same periods in 2003 (in millions, except percentages):

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 25, 2004	June 27, 2003	Change	June 25, 2004	June 27, 2003	Change
Power Conversion	$88.0	$77.9	13%	$171.4	$151.1	13%
Communications Products	17.5	9.7	80%	30.6	18.4	66%

Total	$105.5	$87.6	20%	$202.0	$169.5	19%

The increase in revenue in the thirteen and twenty-six weeks ended June 25, 2004 compared to the same periods in 2003 (approximately $17.9 million and $32.5 million, respectively) is due to increased sales across all end markets, particularly to wireless customers in both segments, which increased at a greater rate than other markets. The increase in revenue from our wireless customers is driven by the continued recovery in the marketplace as companies increased their spending on telecommunications infrastructure, as well as market share gains through account penetration. Sales to our server and storage customers, which is our largest market, continue to reflect a recovery as companies have increased their investment in information technology infrastructure.

Orders booked in the second quarter of 2004 were $106.3 million, which was consistent with the amount recorded in the first quarter of the year. We continue to expect, based on our level of orders and product demand forecasts from our customers, that the level of technology spending, a key indicator of our future performance, will continue to be higher in 2004 in comparison with 2003, driven by the need to replace aging equipment and expand wireless networks.

Gross Profit. Below is a comparison of gross profit and gross profit as a percent of revenue for the thirteen and twenty-six weeks ended June 25, 2004 compared to the same periods in 2003 (in millions, except percentages):

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 25, 2004	June 27, 2003	Change	June 25, 2004	June 27, 2003	Change
Gross Profit	$26.5	$15.3	73%	$50.9	$28.7	77%
Gross Profit as a percent of revenue	25.1%	17.5%		25.2%	17.0%

The increase in gross profit for the thirteen and twenty-six weeks ended June 25, 2004 in comparison with the same periods in 2003 was due to the effect of higher revenue and the positive effect of sales mix (approximately $10.0 million and $17.0 million, respectively). Increased sales to wireless customers improved sales mix in both periods presented, due primarily to the increase in revenue from our Communications Product segment, whose bundled hardware/software products have higher gross margins than our Power Conversion segment. Manufacturing cost reductions resulting from past restructuring actions also contributed to the increase in gross profit (approximately $2.0 million and $4.3 million in the thirteen and twenty-six weeks ended June 25, 2004, respectively), reflecting the closures of our Kindberg, Austria and Youghal, Ireland manufacturing facilities in 2003.

The restructuring actions to reduce excess capacity and lower manufacturing costs were largely complete at the end of 2003. Gross profit and gross profit as a percentage of revenue in 2004 in comparison with 2003, therefore, is expected to be favorably impacted by the full year effect of the restructuring actions, as it was in the first and second quarters of 2004. Additionally, we expect revenue to continue to exceed amounts recorded in 2003, which should result in improved gross profit.

Operating Expenses. Operating expenses for the thirteen and twenty-six weeks ended June 25, 2004 compared with the same periods in the prior year are as follows (in millions, except percentages):

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 25, 2004	June 27, 2003	Change	June 25, 2004	June 27, 2003	Change
Selling, general & administrative	$11.3	$9.2	23%	$21.7	$19.0	14%
Research & development	9.9	8.5	16%	20.1	16.8	20%
Restructuring & related charges	—	1.5	(100%)	—	3.6	(100%)

Total Operating Expenses	$21.2	$19.2	10%	$41.8	$39.4	6%

The increase in selling, general and administrative expenses in the thirteen and twenty-six weeks ended June 25, 2004 compared to the same periods in 2003, is due to higher consulting expenses related to efforts to comply with new regulatory standards (approximately $0.7 million and $0.6 million, respectively), additional selling expenses necessary to support our increased revenue (approximately $0.5 million and $0.5 million, respectively) and lower gains associated with foreign exchange rates (approximately $0.7 million and $0.5 million, respectively).

Research and development expenses for both the thirteen and twenty-six weeks ended June 25, 2004 in comparison to the same periods in 2003 increased due to investments made to support revenue growth and fund new technology development primarily in DC/DC and digital control projects in our Power Conversion segment and advanced telecommunications compute architecture (ATCA) in embedded controllers in our Communications Products segment. We believe a strong commitment to invest in research and development activity is vital to our ability to provide our customers with technically advanced, low-cost products. As a result, we plan to maintain our research and development spending in 2004 at its current relationship with revenue.

Interest Expense, net. Interest expense, net for the thirteen and twenty-six week periods ended June 25, 2004 compared to the same periods in the prior year is as follows (in millions, except percentages):

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 25, 2004	June 27, 2003	Change	June 25, 2004	June 27, 2003	Change
Interest expense	$1.5	$1.0	50%	$2.9	$2.2	32%
Less: Interest income	(0.2)	(0.1)	100%	(0.4)	(0.2)	100%

Net interest expense	$1.3	$0.9	44%	$2.5	$2.0	25%

The increase in interest expense in the second quarter and first six months of 2004 compared to the same periods in the preceding year is due to the higher level of debt in 2004. The additional borrowings and the higher interest rate associated with our convertible debt issuance in August 2003 compared to the debt issued to Finestar International is expected to result in higher interest expense in 2004 compared to 2003.

Provision (Benefit) for Income Taxes. Below is a comparison of the provision (benefit) for income tax and effective tax rate for the thirteen and twenty-six weeks ended June 25, 2004 in comparison to the same periods in 2003 (in millions, except percentages):

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 25, 2004	June 27, 2003	Change	June 25, 2004	June 27, 2003	Change
Provision (benefit) for income taxes	$1.0	$(0.6)	267%	$1.7	$(1.6)	206%
Effective tax rate	24%	12%		25%	12%

The difference in the 2004 and 2003 tax rates is due to the distribution of profits and losses by jurisdiction, along with adjustments to valuation allowances on deferred tax assets recorded at various locations. We expect the effective tax rate for 2004 to be approximately 27% to 30% of pre-tax income.

Net Income (Loss). The net income (loss) recorded for the thirteen and twenty-six weeks ended June 25, 2004 compared to the same periods in the previous year is set forth below (in millions, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Net income (loss)	$3.1	$(4.2)	$5.0	$(11.6)
Earnings (loss) per basic and diluted share	$0.08	$(0.11)	$0.13	$(0.30)
Weighted average shares outstanding
- Basic	39.0	38.7	38.9	38.5
- Diluted	39.9	38.7	39.9	38.5

The net income reported in the first and second quarters of 2004 compared to the net loss reported in the first and second quarters of 2003 is primarily the result of increased revenue, a favorable sales mix, manufacturing cost reductions resulting from restructuring actions completed during 2003 and restructuring charges recorded in 2003, as discussed above.

Power Conversion

Results for the Power Conversion segment in the thirteen and twenty-six weeks ended June 25, 2004 in comparison with the same periods in the prior year are as follows (in millions, except percentages):

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 25, 2004	June 27, 2003	Change	June 25, 2004	June 27, 2003	Change
Revenue	$88.0	$77.9	13%	$171.4	$151.1	13%
Operating income (loss)	2.6	(3.2)	181%	7.1	(8.8)	181%

Increased sales across all end markets, particularly to wireless customers, are the reason for the increase in revenue in Power Conversion in the second quarter (approximately $10.1 million) and the first six months (approximately $20.3 million) of 2004. As companies have increased spending on technology infrastructure, revenues from all of our end markets have increased in comparison with 2003, reversing trends experienced in previous years.

The reason for the increase in operating income in the second quarter and the first six months of 2004 compared with the same periods in 2003 was the increase in revenue and improvement in sales mix in

2004 (approximately $5.1 million and $10.1 million, respectively). Sales mix improved due to increased sales of wireless products, which are typically higher margin products, in both periods presented. Manufacturing cost reductions ($2.0 million and $4.3 million for the thirteen and twenty-six weeks ended June 25, 2004) also contributed to the improvement in operating income. The favorable effects of increased revenue, sales mix and manufacturing cost reductions were offset by increases in operating expenses related to selling infrastructure and engineering expenses to support revenue growth in both periods presented.

Communications Products

Results for the Communications Products segment in the thirteen and twenty-six weeks ended June 25, 2004 in comparison with the same periods in the prior year are as follows (in millions, except percentages):

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 25, 2004	June 27, 2003	Change	June 25, 2004	June 27, 2003	Change
Revenue	$17.5	$9.7	80%	$30.7	$18.4	67%
Operating income	5.5	1.8	206%	7.8	3.2	144%

New product introductions and increased sales of existing products drove the increase in revenue in our Communications Products segment in the second quarter (approximately $7.8 million) and the first six months (approximately $12.3 million) of 2004 compared with the same periods in 2003. The increase is due to the recovery of the telecommunications end markets in 2004 as our customers experienced an increase in demand for their products.

The improvement in operating income in the second quarter and the first six months of 2004 compared with the same periods in 2003 is attributable to the increases in revenue (approximately $4.9 million and $6.9 million for the thirteen and twenty-six weeks ended June 25, 2004, respectively). The favorable effect of the revenue increase is somewhat offset by increased engineering expenses related to the higher level of new product introductions and higher selling expenses, reflecting an investment in sales infrastructure and personnel.

Liquidity and Capital Resources

The following table presents selected financial statement information as of the end of the second quarter of 2004 compared to the end of 2003 (in millions, except statistical data):

	As of June 25, 2004	As of December 26, 2003
Cash and cash equivalents	$100.9	$94.2
Convertible subordinated debt	90.0	90.0

Cash, net of debt	$10.9	$4.2

Working Capital Statistics:
Days of sales outstanding	48	50
Days of inventory on-hand	59	52
Days of accounts payable outstanding	62	57

The primary sources of cash currently available to us are cash on hand and funds available under our current revolving credit facility. These amounts are available to finance capital expenditures and payments of interest on our convertible senior subordinated debt.

Our cash and cash equivalents increased from $94.2 million at the end of 2003 to $100.9 million at the end of the second quarter of 2004. The primary source of cash was net income adjusted for non-cash expenses ($20.5 million), which includes the effect of depreciation and amortization. Increases in accounts payable and accruals also contributed as a source of cash ($7.8 million). The sources of cash were somewhat offset by increases in inventory ($10.2 million), capital expenditures ($10.9 million) and increases in accounts receivable ($2.0 million).

Cash Flows from Operating Activities. During the first six months of 2004, our cash flows from operating activities served as a source of cash of $16.5 million. Net income adjusted for non-cash expenses was the primary source of cash, providing us with $20.5 million in operating cash in the period. Overall, the effect of working capital changes was a use of cash as increases in inventory and accounts receivable were somewhat offset by increases in accounts payable and accruals.

Overall working capital performance remained consistent with the level recorded at the end of 2003. While the balance in accounts receivable increased in the period, our Days Sales Outstanding decreased slightly to 48 compared with 50 at the end of the year. Accounts receivable increased because of the higher level of sales recorded in the 2004 period compared to 2003. Days of Inventory On-hand at the end of the second quarter increased from the end of 2003 due to the strategic purchase of long lead-time components and materials to support increases in demand in the second quarter and expected increases in demand in the third quarter of 2004. The increased level of component purchases is also reflected in an increase in accounts payable, somewhat offsetting the cash flow effect of the change in inventory and accounts receivable.

Looking forward, we do not expect to generate a significant amount of cash from working capital as our anticipated higher level of demand will require additional investments in inventory and accounts receivable during the year. Accordingly, net income adjusted for non-cash expenses is expected to be the primary contributor to cash from operations during the remainder of 2004 as it has been in the first six months of the year.

Cash Flows from Investing Activities. Cash flows from investing activities reflect a net cash use of $10.8 million in the first six months of 2004, comprised primarily of capital expenditures ($10.9 million).

Trends in design require a higher number of surface-mounted components in our products. These trends, combined with the expectation of higher demand, require an increase in the number of automated surface mount lines, automated test equipment and other related production equipment we currently utilize. As a result, our capital expenditures are expected to increase to approximately $20 million for the full 2004 year compared to $7.1 million recorded in 2003.

Cash Flows from Financing Activities. In the first six months of 2004, cash flows from financing activities were a source of cash of $1.3 million, resulting primarily from the exercise of stock options.

During 2003, we completed the placement to qualified institutional investors of $90.0 million of our 5.5% convertible senior subordinated notes due 2010. Net proceeds from the issuance of convertible senior subordinated notes in the third quarter of 2003 were approximately $86.3 million. The placement was completed in order to replace previously outstanding debt and to provide us with additional long-term working capital. There is no financial covenant requirement associated with the 5.5% convertible senior subordinated notes.

In March 2003, we entered into a new five-year, $35.0 million senior revolving credit facility with Fleet Capital Corporation. For additional information on the terms of our asset-based credit facility, please see Note 6 of the Condensed Consolidated Financial Statements. While the total availability under the facility is limited to $35.0 million, the actual amount available to be borrowed is based on our level of domestic qualifying accounts receivable and inventory, which is subject to changing business conditions. Generally, as our level of qualifying accounts receivable and inventory increases, our availability increases up to the prescribed limit and vice-versa. As of the end of the second quarter of 2004, our outstanding balance on the revolving credit facility was zero, and our availability was $22.3 million.

In addition to other affirmative and negative covenants customary for asset-based credit facilities, we are also subject to an EBITDA covenant that is triggered when the amount available to be borrowed plus cash deposited with the designated bank falls below $20.0 million. As of the end of the second quarter of 2004, the availability and the cash deposited were above the prescribed limit, and we were not subject to the additional covenant. Up to $5.0 million of the facility’s capacity can be used for letters of credit.

Our sources of cash include the cash we currently have on hand, the availability we maintain on our asset-based credit facility and cash expected to be generated from operations. We believe that our sources of cash are sufficient to cover our operating expenses, capital expenditures, restructuring requirements and interest payments for the next twelve months. If we are not able to generate cash from operations for a sustained period of time, we would, after our cash on hand and available line of credit were depleted, need to identify additional sources of cash. These sources could include additional issuances of debt or equity, sales of equipment or portions of the business.

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

We are exposed to the impact of interest rate changes and foreign currency fluctuations in the normal course of business. For additional details related to our exposure to changes in interest rates and fluctuations in the value of foreign currencies, please refer to Item 7A of our 2003 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

As of June 25, 2004 our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 25, 2004, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in our internal control over financial reporting.

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

On February 8, 2001, VLT, Inc. and Vicor Corporation filed a suit against us in the United States District Court of Massachusetts alleging that we infringed on U.S. Reissue Patent No. 36,098 entitled “Optimal Resetting of The Transformer’s Core in Single Ended Forward Converters.” As of June 25, 2004, the matter has not been resolved.

For additional detail with respect to the VLT/Vicor suit, please refer to Note 10 of the Consolidated Financial Statements in Item 8 of our 2003 Annual Report on Form 10-K and Note 9 of the Condensed Consolidated Financial Statements in Item 1 of this report.

We are a party to various other legal proceedings, which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, we believe that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Artesyn Technologies, Inc. held its Annual Meeting of Shareholders on May 6, 2004.

(b)	The following matters were voted upon at the Annual Meeting of Shareholders:

i)	The shareholders voted the election of the nominees for Directors for a term to expire at the next Annual Meeting of Shareholders to be held in 2005. The nominees, all of whom were elected, were Edward S. Croft III, Lawrence J. Matthews, Joseph M. O’Donnell, Stephen A. Ollendorff, Phillip A. O’Reilly, Bert Sager, A. Eugene Sapp, Jr., Ronald D. Schmidt, Lewis Solomon and John M. Steel. The Inspectors of Election certified the following vote tabulations:

	For	Withheld
Edward S. Croft, III	28,590,558	4,591,099
Lawrence J. Matthews	29,030,944	4,150,713
Joseph M. O’Donnell	29,250,591	3,931,066
Stephen A. Ollendorff	29,009,043	4,172,614
Phillip A. O’Reilly	28,551,199	4,630,458
Bert Sager	28,548,575	4,633,082
A. Eugene Sapp, Jr.	28,947,274	4,234,383
Ronald D. Schmidt	21,260,128	11,921,529
Lewis Solomon	28,555,766	4,625,891
John M. Steel	29,230,022	3,951,635

ii)	18,658,293 shares or 56% of Common Stock voted in favor of the proposal to amend our 1990 Directors’ Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the plan, as set forth in the proxy statement distributed to our stockholders, 7,302,022 shares of Common Stock voted against such proposal and 47,584 shares abstained. In addition, there were 7,173,758 broker non-votes.

iii)	20,873,135 shares or 63% of Common Stock voted in favor of the proposal to approve the amendments and restatement of our 2000 Performance Equity Plan to expand the types of equity awards available for grants under the plan, as set forth in the proxy statement distributed to our stockholders, 5,091,476 shares of Common Stock voted against such proposal and 43,288 shares abstained. In addition, there were 7,173,758 broker non-votes.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.

31.1	Certification by the Chief Executive Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the thirteen week period ended June 25, 2004, we filed the following current report on Form 8-K:

a)	On April 20, 2004, we announced 2004 first quarter financial results and web cast held on April 20, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artesyn Technologies, Inc.

Date: August 4, 2004

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