Form 10-Q
period 2004-09-24
ARTESYN TECHNOLOGIES INC
filed 2004-11-03
CIK 23071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2004

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

The number of shares of Common Stock, $.01 par value per share, of the Registrant issued and outstanding as of October 22, 2004 was 39,252,301 shares.

Artesyn Technologies, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Artesyn Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share data)

	September 24, 2004	December 26, 2003
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$98,121	$94,215
Accounts receivable, net of allowances of $2,291 in 2004 and $2,831 in 2003	59,039	54,196
Inventories	52,447	44,047
Prepaid expenses and other current assets	1,938	2,753
Deferred income taxes	11,526	11,526

Total current assets	223,071	206,737

Property, Plant & Equipment, Net	66,468	64,210

Other Assets
Goodwill	21,051	20,806
Deferred income taxes	2,156	19,211
Other assets	18,655	5,712

Total other assets	41,862	45,729

Total Assets	$331,401	$316,676

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$54,130	$47,994
Accrued and other current liabilities	50,844	49,224

Total current liabilities	104,974	97,218

Long-Term Liabilities
Convertible subordinated debt	90,000	90,000
Deferred income taxes	5,685	5,693
Other long-term liabilities	5,130	9,728

Total long-term liabilities	100,815	105,421

Total liabilities	205,789	202,639

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 39,241,651 shares issued and outstanding in 2004 (38,755,365 shares in 2003)	392	387
Additional paid-in capital	131,465	129,169
Retained earnings (accumulated deficit)	563	(8,041)
Accumulated other comprehensive loss	(6,808)	(7,478)

Total shareholders’ equity	125,612	114,037

Total Liabilities and Shareholders’ Equity	$331,401	$316,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

Artesyn Technologies, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Sales	$107,013	$88,035	$309,023	$257,534
Cost of sales	79,379	69,798	230,443	210,560

Gross profit	27,634	18,237	78,580	46,974

Operating expenses
Selling, general and administrative	11,486	9,843	33,173	28,830
Research and development	10,696	8,625	30,769	25,397
Restructuring and related charges	—	1,433	—	5,037

Total operating expenses	22,182	19,901	63,942	59,264

Operating income (loss)	5,452	(1,664)	14,638	(12,290)

Other income (expense)
Loss on debt extinguishment	—	(3,095)	—	(3,723)
Interest expense, net	(1,166)	(1,207)	(3,692)	(3,168)

Income (loss) before for income taxes	4,286	(5,966)	10,946	(19,181)

Provision (benefit) for income taxes	677	(722)	2,342	(2,323)

Net income (loss)	$3,609	$(5,244)	$8,604	$(16,858)

Earnings (loss) per share
Basic	$0.09	$(0.14)	$0.22	$(0.44)

Diluted	$0.09	$(0.14)	$0.22	$(0.44)

Weighted average common and common equivalent shares outstanding
Basic	39,210	38,709	39,029	38,542

Diluted	51,064	38,709	39,890	38,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

Artesyn Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	September 24, 2004	September 26, 2003
Operating Activities
Net income (loss)	$8,604	$(16,858)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,549	17,496
Loss on debt extinguishment	—	3,723
Other non-cash items	9,315	868
Changes in operating assets and liabilities:
Accounts receivable	(6,423)	2,635
Inventories	(12,272)	6,397
Prepaid expenses and other assets	805	(436)
Accounts payable and accrued liabilities	4,235	862

Net Cash Provided by Operating Activities	20,813	14,687

Investing Activities
Purchases of property, plant & equipment	(18,440)	(4,246)
Proceeds from sale of property, plant & equipment	877	524
Earn-out payments related to acquisitions	(714)	(4,259)

Net Cash Used in Investing Activities	(18,277)	(7,981)

Financing Activities
Proceeds from issuance of convertible senior subordinated notes due 2010, net of financing costs	—	86,275
Principal payments on convertible debt	—	(50,000)
Principal payments on debt and capital leases	—	(23,509)
Proceeds from issuance of long-term debt, net of financing costs	—	9,439
Proceeds from exercises of stock options	1,433	104

Net Cash Provided by Financing Activities	1,433	22,309

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(63)	1,745

Increase in Cash and Cash Equivalents	3,906	30,760

Cash and Cash Equivalents, Beginning of Period	94,215	65,001

Cash and Cash Equivalents, End of Period	$98,121	$95,761

The accompanying notes are an integral part of these consolidated financial statements.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 24, 2004

(unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures required by United States generally accepted accounting principles for complete financial statements have been condensed or omitted.

In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly the consolidated financial position, results of operations and cash flows of Artesyn Technologies, Inc. The results of operations for the thirteen and thirty-nine weeks ended September 24, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year 2004. In addition, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 2003 Annual Report on Form 10-K.

For purposes of clarity, as used herein, the terms “we,” “us,” “our,” and “Artesyn” refer to Artesyn Technologies, Inc. and its subsidiaries (unless the context indicates another meaning).

2. Earnings Per Share

Basic earnings per share are calculated by dividing income (loss) available to shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during each period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options (calculated using the treasury stock method) and common stock potentially issuable upon conversion of our convertible subordinated debt (calculated using the if-converted method). Shares related to the outstanding Finestar warrants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the respective periods.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 24, 2004

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Numerator:
Numerator for basic earnings per share - net income (loss)	$3,609	$(5,244)	$8,604	$(16,858)
Effect of potential common shares:
Convertible subordinated debt	856	—	—	—

Numerator for diluted earnings per share - net income (loss)	$4,465	$(5,244)	$8,604	$(16,858)

Denominator:
Denominator for basic earnings per share - weighted average shares	39,210	38,709	39,029	38,542
Effect of employee stock options:
Employee stock options	693	—	861	—
Effect of potential common shares:
Convertible subordinated debt	11,161	—	—	—

Denominator for diluted earnings per share - weighted average shares	51,064	38,709	39,890	38,542

Basic earnings per share	$0.09	$(0.14)	$0.22	$(0.44)

Diluted earnings per share	$0.09	$(0.14)	$0.22	$(0.44)

3. Inventories

The components of inventories are as follows ($000s):

	September 24, 2004	December 26, 2003
Raw materials	$20,676	$17,184
Work-in-process	10,475	8,446
Finished goods	21,296	18,417

	$52,447	$44,047

4. Accrued Liabilities

The components of accrued and other current liabilities are as follows ($000s):

	September 24, 2004	December 26, 2003
Accrued and other current liabilities:
Compensation and benefits	$15,152	$14,780
Income taxes payable	8,355	9,949
Warranty reserve	7,334	7,854
Restructuring reserve (current portion)	6,180	5,552
Other	13,823	11,089

	$50,844	$49,224

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 24, 2004

(unaudited)

At September 24, 2004 and December 26, 2003, other accrued liabilities consisted primarily of accruals for professional fees, consulting, commissions, interest, deferred income and other taxes.

The components of other long-term liabilities are as follows ($000s):

	September 24, 2004	December 26, 2003
Other long-term liabilities:
Restructuring reserve	$3,897	$8,662
Directors’ pension plan	1,233	1,066

	$5,130	$9,728

5. Restructuring and Related Charges

We implemented restructuring plans over the past three years to ensure that our cost structure matches our anticipated level of demand. The restructuring plans included a reduction of approximately 1,900 positions worldwide and the charges recorded were primarily comprised of related severance and benefits. Write-off of fixed assets and costs associated with a reduction in excess capacity were also included in the charges. We expect to pay most of the remaining restructuring liabilities during 2004 with the exception of those related to facility closures. The liabilities related to facility closures contain continuing lease obligations, the longest of which extends to 2008. The 2004 activity related to restructuring charges are presented in the following table ($000s):

	Restructuring Liabilities at December 26, 2003	Accrual Usage	Restructuring Liabilities at September 24, 2004
Employee termination costs	$1,462	$(572)	$890
Liability for payback of developmental grants	3,080	(33)	3,047
Facility closures	9,672	(3,532)	6,140

	$14,214	$(4,137)	$10,077

The liability for payback of developmental grants relates to the workforce reduction at our Ireland location. We were granted developmental funds by the Irish government subject to the condition that we maintain a work force of at least 300 employees at the facility in Ireland. Our restructuring actions at the facility have resulted in a headcount significantly below 300 employees, triggering an obligation to repay the grants. In September 2003, we signed an agreement to repay €1.2 million (equivalent to $1.5 million) to the Irish government over the next four years, with repayment of the remaining liability contingent based on certain future requirements. Approximately $0.4 million is classified as current as of September 24, 2004, with the additional amount recorded in long-term liabilities.

No material restructuring expenses have been recorded in 2004. For the thirteen and thirty-nine weeks ended September 26, 2003, the restructuring expense was $1.4 million and $5.0 million, respectively.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 24, 2004

(unaudited)

6. Convertible Debt

Convertible debt consists of $90.0 million of 5.5% Convertible Senior Subordinated Notes. The notes bear interest at 5.5%, payable semi-annually on February 15 and August 15 of each year, and mature on August 15, 2010 at 100% of their principal amount plus accrued and unpaid interest. On or after August 15, 2008, we have the ability to redeem some or all of the notes at 100% of their principal plus accrued and unpaid interest.

7. Credit Agreement

In March 2003, we entered into a five-year, $35.0 million asset-based credit facility with Fleet Capital Corporation. While there are no borrowings outstanding at this time, the facility currently would bear interest at LIBOR plus 2.0% or the bank’s Prime Rate plus 0.25%. Our asset-based facility is secured by our domestic assets, including a pledge of the stock of our domestic subsidiaries and 65% of the stock of certain of our foreign subsidiaries.

On the date the credit agreement was completed, we used $19.0 million of cash on hand to pay off the amounts outstanding on our previous credit facility. The remaining unamortized balance of deferred financing costs capitalized in connection with the previous credit facility of $0.6 million was written off in the first quarter of 2003 as a loss on debt extinguishment.

8. Income Taxes

In the thirteen and thirty-nine weeks ended September 24, 2004, an income tax provision of 15.8% and 21.4%, respectively, of the pretax income was recorded compared to a benefit of 12.1% in the same periods in 2003. The difference between the tax rates is the result of several factors, including the profit recorded in the 2004 periods compared to a loss in the 2003 periods, the change in the statutory tax rate in Austria in the second quarter of 2004, the distribution of profits and losses between tax jurisdictions and losses incurred in locations where there are valuation allowances that prevented us from recording deferred tax assets.

We have recorded deferred tax assets for net operating loss carryforwards in certain locations. We continually evaluate whether our deferred tax assets will be realized, and record a valuation allowance where appropriate. If we continue to experience losses or elect to cease operations in certain tax jurisdictions, we may need to record additional valuation allowances in the appropriate jurisdiction, and our effective tax rate could change significantly.

Artesyn regularly evaluates its tax contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” In the third quarter of 2004, certain tax accruals that related to a prior period’s tax return were no longer required and resulted in the reversal of a related tax reserve of $2.5 million.

In the second quarter of 2004, we executed an inter-company sale of assets, resulting in the establishment of a deferred charge asset associated with previously recorded deferred tax assets in our Austrian tax jurisdiction. The asset, which totaled approximately $14.2 million, was recorded in long-term assets and is amortized over its useful life, ranging from 5 to 15 years. Long-term deferred tax assets were reduced by a corresponding amount when the asset was established. As of September 24, 2004, the deferred charge asset included in long-term assets amounted to $13.6 million, net of amortization.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 24, 2004

(unaudited)

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

Corporate expenses include items related to compliance, litigation and other corporate administration. After a reassessment in the second quarter of 2004 due to a change in segment management, these expenses are no longer considered when management is evaluating the performance of the two segments or when resource allocation decisions are made. Accordingly, corporate expenses are no longer allocated to our reportable segments and we have restated the segment information for the current and prior year.

The tables below present information about reported segments: ($000s)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Sales
Power Conversion	$86,696	$75,890	$258,052	$227,020
Communications Products	20,317	12,145	50,971	30,514

Total	$107,013	$88,035	$309,023	$257,534

Operating Income (Loss)
Power Conversion	$1,522	$(2,053)	$8,063	$(10,923)
Communications Products	6,753	2,585	14,556	5,743
Corporate	(2,823)	(2,196)	(7,981)	(7,110)

Total	$5,452	$(1,664)	$14,638	$(12,290)

	As of September 24, 2004	As of December 26, 2003
Assets
Power Conversion	$218,000	$220,973
Communications Products	55,327	44,763
Corporate	58,074	50,940

Total	$331,401	$316,676

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

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 24, 2004

(unaudited)

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

The Federal Circuit denied VLT’s petition, and remanded the case back to the District Court. The only issue pending at the District Court following the Federal Circuit’s decision is what, if any, are the damages owed by us to VLT on the limited sales of the remaining category of our products that infringe under the stipulated judgment.

Certain of VLT’s claims relate to technology that we licensed from Galaxy Power, Inc. in 1994. As part of the license agreement, Galaxy agreed to indemnify and defend us against any and all claims that use of the licensed know-how infringes any patent. Galaxy, however, has denied our requests to cover or share in the defense costs in the VLT case. Accordingly, on April 9, 2004, we filed a complaint against Galaxy in the United States District Court, seeking reimbursement of defense costs we have paid to date, as well as future defense costs and any ultimate liability to VLT. Galaxy filed its answer and asserted affirmative defenses and three counterclaims: (I) breach of contract for failure to pay the final installment due under the agreement (which we are holding to set off against our damages for Galaxy’s breach); (II) abuse of process; and (III) violation of Massachusetts General Laws Chapter 93A. We have filed a motion to dismiss counts II and III for failure to state a claim upon which relief may be granted. Galaxy has withdrawn counts II and III without prejudice and the court has set a discovery schedule.

We are a party to various other legal proceedings, which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, we believe that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

11. Stock-Based Compensation

We apply Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based compensation for employees and non-employee directors. In accordance with APB No. 25, as the exercise price of our stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized for our fixed stock option plans. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” and has been determined as if we had accounted for our employee and outside directors stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirty-Nine Weeks Ended
	September 24, 2004	September 26, 2003
Risk-free interest rate	3.2%	2.2%
Dividend yield	—	—
Expected volatility	79%	95%
Expected life	3.4 years	3.3 years

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 24, 2004

(unaudited)

Artesyn’s pro forma information follows ($000s except per share data):

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Net income (loss):	As reported	$3,609	$(5,244)	$8,604	$(16,858)
Pro forma expense, net of tax effect		(1,063)	(1,247)	(2,759)	(4,609)

	Pro forma	$2,546	$(6,491)	$5,845	$(21,467)

Earnings (loss) per share-basic	As reported	$0.09	$(0.14)	$0.22	$(0.44)

	Pro forma	$0.06	$(0.17)	$0.15	$(0.56)

Earnings (loss) per share-diluted	As reported	$0.09	$(0.14)	$0.22	$(0.44)

	Pro forma	$0.06	$(0.17)	$0.15	$(0.56)

The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results.

12. Comprehensive Income (Loss)

Comprehensive income (loss) was $4.3 million and ($5.2) million for the thirteen weeks ended September 24, 2004 and September 26, 2003, respectively. For the thirty-nine weeks ended September 24, 2004 and September 26, 2003, comprehensive income (loss) was $9.3 million and ($14.3) million, respectively. Total comprehensive income (loss) is primarily comprised of net income (loss) and adjustments for foreign currency translation.

13. Product Warranty

We record estimated product warranty costs as revenues are recognized. Warranty expense is generally determined by calculating the historical relationship between sales and warranty costs and by applying the calculation to the current period’s sales. Warranty expense is also recorded based on specific warranty claims.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 24, 2004

(unaudited)

Changes in our product warranty liability are as follows ($000s):

	Thirty-Nine Weeks Ended
	September 24, 2004	September 26, 2003
Balance, beginning of period	$7,854	$5,378
Warranties charged during the period	1,782	4,323
Settlements made during the period	(2,302)	(2,246)

Balance, end of period	$7,334	$7,455

14. Goodwill Impairment Assessment

In accordance with the provisions of SFAS No. 142, we assess goodwill for impairment using a two-step approach on an annual basis, in August of each year, or more frequently if indicators of impairment exist. SFAS No. 142 states that potential impairment exists if the fair value of a reporting unit is less than the carrying value of the assets of that unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value.

Our 2004 annual assessment was performed in August 2004. The reporting units on which the goodwill assessment was performed were determined to be at our segment level. The results of the assessment are that the fair value of each reporting unit exceeds the carrying value of the assets in that unit. Therefore, in accordance with our assessment no impairment exists.

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

Results of Operations

Overview

We are a leading designer and manufacturer of advanced power conversion products and board level computing solutions embedded in communications systems. We provide products to Original Equipment Manufacturers, or OEM’s, and distributors predominantly in the communications industry. Our operations are global, with design, manufacturing and sales organizations in North America, Europe and Asia.

We earned $0.09 per share in the third quarter of 2004, a significant improvement from the $0.14 per share loss in the third quarter of 2003. For the first nine months of 2004, we earned $0.22 per share, compared to a loss of $0.44 per share in the same period in 2003. The improvement in net income resulted from higher revenue, reflecting a recovery in our end markets, improved sales mix and manufacturing cost reductions.

Revenue in the third quarter of 2004 was $107.0 million, an increase of 22% from $88.0 million in the third quarter of 2003. For the first nine months of 2004, revenue was $309.0 million, a 20% increase from $257.5 million in the corresponding period in 2003. The increases between both periods are the result of demand improvements across all of our end markets and, in particular, from wireless communications. Revenue increased $1.5 million sequentially in the third quarter of 2004 compared to the second quarter due to improved demand from our telecom customers.

Gross profit increased in the third quarter of 2004 to $27.6 million, or 25.8% of revenue, compared to $18.2 million, or 20.7% of revenue, in the same quarter of 2003. For the first nine months of 2004, gross profit was $78.6 million, or 25.4% of revenue, compared to $47.0 million, or 18.3% of revenue in the comparable period in 2003. The gross profit improvement is attributable to the increased revenue over the prior year, an improved sales mix of higher margin products, and manufacturing cost reductions resulting primarily from our past restructuring actions.

Our cash balance as of September 24, 2004 was $98.1 million, an increase of $3.9 million from the end of 2003. The increase in cash and cash equivalents resulted from cash flow from operations offset by cash used in investing activities, mainly for capital expenditures for production equipment.

Our orders amounted to $101.9 million and $314.3 million in the third quarter and for the first nine months of 2004, respectively. The level of orders we have recorded, our current level of backlog and forecast information of our customers’ product requirements indicate revenue likely will be flat in the fourth quarter of 2004 compared to the third quarter.

Consolidated

Sales. The following table summarizes revenue by business segment for the thirteen and thirty-nine weeks ended September 24, 2004 in comparison with the same periods in 2003 (in millions, except percentages):

	Thirteen Weeks Ended		% Change	Thirty-Nine Weeks Ended		% Change
	September 24, 2004	September 26, 2003		September 24, 2004	September 26, 2003
Power Conversion	$86.7	$75.9	14	$258.0	$227.0	14
Communications Products	20.3	12.1	68	51.0	30.5	67

Total	$107.0	$88.0	22	$309.0	$257.5	20

The increase in revenue in the thirteen and thirty-nine weeks ended September 24, 2004 compared to the same periods in 2003 (approximately $19.0 million and $51.5 million, respectively) reflects higher sales across all end markets. The increase in revenue from our wireless and server and storage customers is driven by the continued recovery in the marketplace as companies increased their spending on telecommunications and information technology infrastructure.

Orders booked in the third quarter of 2004 were $101.9 million, which represents a $4.3 million or 4.1% decrease from the amount recorded in the second quarter of the year. This decrease resulted from a change in the ordering practices of a key customer as well as the fluctuations in the market demand. We continue to expect, based on our level of customer orders and product demand forecasts from our customers, that the level of technology spending, a key indicator of our future performance, will continue to be higher in 2004 in comparison with 2003, driven by the need to replace aging equipment and expand wireless networks.

Gross Profit. Below is a comparison of gross profit and gross profit as a percent of revenue for the thirteen and thirty-nine weeks ended September 24, 2004 compared to the same periods in 2003 (in millions, except percentages):

	Thirteen Weeks Ended		% Change	Thirty-Nine Weeks Ended		% Change
	September 24, 2004	September 26, 2003		September 24, 2004	September 26, 2003
Gross Profit	$27.6	$18.2	52	$78.6	$47.0	67
Gross Profit as a percent of revenue	25.8%	20.7%		25.4%	18.3%

The increase in gross profit for the thirteen and thirty-nine weeks ended September 25, 2004 in comparison with the same periods in 2003 was due to higher revenue, the positive effect of sales mix, and the manufacturing cost reductions due to past restructuring actions.

The effect of higher revenue and positive sales mix contributed approximately $7.0 million and $17.3 million to the increase in the gross profit in the thirteen and thirty-nine weeks ended September 24, 2004, respectively. The positive sales mix is due to the increase in revenue from our higher-margin DC/DC power supplies and embedded board products from our Communications Products segment.

Manufacturing cost reductions resulting from our past restructuring actions contributed to the increase in gross profit of approximately $1.2 million and $8.1 million in the thirteen and thirty-nine weeks ended September 24, 2004, respectively. The restructuring actions, reflecting the closures of our Kindberg, Austria and Youghal, Ireland manufacturing facilities to reduce excess capacity and lower manufacturing costs, were largely complete at the end of 2003.

We expect the gross profit and gross profit as a percentage of revenue to continue to be favorably impacted by the revenue increase, positive sales mix as well as the effect of the restructuring actions in the fourth quarter of 2004 in comparison with the fourth quarter of 2003.

Operating Expenses. Operating expenses for the thirteen and thirty-nine weeks ended September 24, 2004 compared to the same periods in the prior year are as follows (in millions, except percentages):

	Thirteen Weeks Ended		% Change	Thirty-Nine Weeks Ended		% Change
	September 24, 2004	September 26, 2003		September 24, 2004	September 26, 2003
Selling, general & administrative	$11.5	$9.9	16	$33.2	$28.8	15
Research & development	10.7	8.6	24	30.8	25.4	21
Restructuring & related charges	—	1.4	(100)	—	5.0	(100)

Total operating expenses	$22.2	$19.9	12	$64.0	$59.2	8

The increase in selling, general and administrative expenses in the thirteen and thirty-nine weeks ended September 24, 2004 compared to the same periods in 2003, is due to increases in consulting expenses related to efforts to comply with new regulatory standards (approximately $0.5 million and $1.1 million, respectively), additional selling expenses necessary to support our increased revenue (approximately $0.5 million and $1.2 million, respectively), and lower gains associated with foreign exchange rates (approximately $0.1 million and $0.6 million, respectively).

Research and development expenses for both the thirteen and thirty-nine weeks ended September 24, 2004 in comparison to the same periods in 2003 increased due to investments made to support revenue growth and fund new technology research primarily in DC/DC and digital control projects in our Power Conversion segment and Advanced Telecommunications Computing Architecture (ATCA) in our Communications Products segment. We believe a strong investment in research and development is vital to our ability to provide our customers with technically advanced, low-cost products. As a result, we plan to maintain our research and development spending for the remainder of 2004 at its current relationship with revenue.

Interest Expense, net. Interest expense, net for the thirteen and thirty-nine week periods ended September 24, 2004 compared to the same periods in the prior year is as follows (in millions, except percentages):

	Thirteen Weeks Ended		% Change	Thirty-Nine Weeks Ended		% Change
	September 24, 2004	September 26, 2003		September 24, 2004	September 26, 2003
Interest expense	$1.5	$1.3	15	$4.4	$3.5	26
Less: Interest income	(0.3)	(0.1)	200	(0.7)	(0.3)	133

Net interest expense	$1.2	$1.2	0	$3.7	$3.2	16

The increase in interest expense in the third quarter and first nine months of 2004 compared to the same periods in the preceding year is due to the higher level of debt in 2004. The additional borrowings and the higher interest rate associated with our convertible debt issuance in August 2003 compared to the debt issued to Finestar International is expected to result in higher interest expense in 2004 compared to 2003.

Provision (Benefit) for Income Taxes. Below is a comparison of the provision (benefit) for income tax and effective tax rate for the thirteen and thirty-nine weeks ended September 24, 2004 in comparison with the same periods in 2003 (in millions, except percentages):

	Thirteen Weeks Ended		% Change	Thirty-Nine Weeks Ended		% Change
	September 24, 2004	September 26, 2003		September 24, 2004	September 26, 2003
Provision (benefit) for income taxes	$0.7	$(0.7)	200	$2.3	$(2.3)	200
Effective tax rate	16%	12%		21%	12%

The difference in the 2004 and 2003 tax rates is due to the distribution of profits and losses by jurisdiction, adjustments to valuation allowances on deferred tax assets recorded at various locations, Austrian tax rate change and the expiration of certain tax accruals in the third quarter of 2004.

Net Income (Loss). The net income (loss) recorded for the thirteen and thirty-nine weeks ended September 24, 2004 compared to the same periods in the previous year is a result of the factors disclosed above.

Power Conversion

Results for the Power Conversion segment in the thirteen and thirty-nine weeks ended September 24, 2004 in comparison with the same periods in the prior year are as follows (in millions, except percentages):

	Thirteen Weeks Ended		% Change	Thirty-Nine Weeks Ended		% Change
	September 24, 2004	September 26, 2003		September 24, 2004	September 26, 2003
Revenue	$86.7	$75.9	14	$258.0	$227.0	14
Operating income (loss)	1.5	(2.1)	171	8.1	(10.9)	174

Increased sales across all end markets, particularly to wireless customers, are the reason for the increase in revenue in Power Conversion in the third quarter (approximately $10.8 million) and the first nine months of 2004 (approximately $31.0 million). As companies have increased spending on technology infrastructure, revenues from all of our end markets have increased in comparison with 2003, reversing trends experienced in previous years.

Operating income increased in the third quarter and the first nine months of 2004 compared with the same periods in 2003 due to the increase in revenue in 2004 (approximately $1.8 million and $5.3 million, respectively) and the manufacturing cost reductions ($1.2 million and $8.1 million for the thirteen and thirty-nine weeks ended September 26, 2004, respectively). The favorable effects of increased revenue and manufacturing cost reductions were somewhat offset by increased engineering expenses related to the higher level of new product introductions, higher selling expenses, reflecting an investment in sales infrastructure and personnel and higher general and administrative expenses to support increased revenue growth as well as to comply with the new regulatory standards.

Communications Products

Results for the Communications Products segment in the thirteen and thirty-nine weeks ended September 24, 2004 in comparison with the same periods in the prior year are as follows (in millions, except percentages):

	Thirteen Weeks Ended		% Change	Thirty-Nine Weeks Ended		% Change
	September 24, 2004	September 26, 2003		September 24, 2004	September 26, 2003
Revenue	$20.3	$12.1	68	$51.0	$30.5	67
Operating income	6.8	2.6	162	14.6	5.7	156

New product introductions and increased sales of existing products drove the increase in revenue in our Communications Products segment in the third quarter (approximately $8.2 million) and the first nine months (approximately $20.5 million) of 2004 compared with the same periods in 2003. The increase is due to the recovery of the wireless market sector in 2004 and gain in market share.

The improvement in operating income in the third quarter and the first nine months of 2004 compared with the same periods in 2003 is primarily attributable to the increase in revenue and better plant utilization. The increase in revenue attributed approximately $5.2 million and $12.0 million for the thirteen and thirty-nine weeks ended September 24, 2004, respectively, to the increase in the operating income. The favorable effects of the revenue increase and improvement in plant utilization were somewhat offset by increased engineering expenses related to ATCA new product development and higher selling expenses, reflecting an investment in sales personnel.

Liquidity and Capital Resources

The following table presents selected financial statement information as of the end of the third quarter of 2004 compared to the end of 2003 (in millions, except statistical data):

	As of September 24, 2004	As of December 26, 2003
Cash and cash equivalents	$98.1	$94.2
Convertible subordinated debt	90.0	90.0

Cash, net of debt	$8.1	$4.2

Working Capital Statistics:
Days of sales outstanding	50	50
Days of inventory on-hand	60	52
Days of accounts payable outstanding	62	57

The primary sources of cash currently available to us are cash on hand, cash from operations and funds available under our revolving credit facility. These amounts are available to finance capital expenditures, fund working capital needs, and pay interest on our outstanding convertible senior subordinated debt.

Our cash and cash equivalents increased from $94.2 million at the end of 2003 to $98.1 million at the end of the third quarter of 2004. The primary source of cash was net income adjusted for non-cash expenses.

Cash Flows from Operating Activities. During the first nine months of 2004, our cash flows from operating activities served as a source of cash of $20.8 million. Net income adjusted for non-cash expenses, which include the effect of depreciation and amortization, was the primary source of cash, providing us with $34.5 million in operating cash in the period. Increases in accounts payable and accruals also contributed as a source of cash ($4.2 million), offset by increases in inventory ($12.3 million) and accounts receivable ($6.4 million).

Overall working capital performance was consistent with the level recorded at the end of 2003. While the balance in accounts receivable increased in 2004 due to the higher level of sales, our Days Sales Outstanding remained consistent with 2003. Days of Inventory On-Hand at the end of the third quarter increased from the end of 2003 due to the strategic purchase of long lead-time components and materials to support increases in demand. The increased level of component purchases is also reflected in an increase in accounts payable, partially offsetting the cash flow effect of the change in inventory and accounts receivable.

Looking forward, we do not expect to generate a significant amount of cash from working capital as our anticipated higher level of demand will require additional investments in inventory and accounts receivable during the year. Accordingly, net income adjusted for non-cash expenses is expected to be the primary contributor to cash from operations during the remainder of 2004 as it has been in the first nine months of the year.

Cash Flows from Investing Activities. Cash flows from investing activities reflect a net cash use of $18.3 million in the first nine months of 2004, comprised primarily of capital expenditures ($18.4 million).

Trends in design require a higher number of surface-mounted components in our products. These trends, combined with the expectation of higher demand, require an increase in the number of automated surface mount lines, automated test equipment and other related production equipment we currently utilize. As a result, our capital expenditures are expected to increase to approximately $25 to $28 million for the fiscal year 2004 compared to $7.1 million recorded in 2003.

Cash Flows from Financing Activities. In the first nine months of 2004, cash flows from financing activities were a source of cash of $1.4 million, resulting primarily from the exercise of stock options.

In the third quarter of 2003, we completed the placement to qualified institutional investors of $90.0 million of 5.5% convertible senior subordinated notes due 2010. Net proceeds from the issuance of convertible senior subordinated notes in the third quarter of 2003 were approximately $86.3 million. The placement was completed in order to replace previously outstanding debt and to provide us with additional long-term working capital. There are no financial covenant requirements associated with the 5.5% convertible senior subordinated notes.

In March 2003, we entered into a new five-year, $35.0 million senior revolving credit facility with Fleet Capital Corporation. For additional information on the terms of this asset-based credit facility, please see Note 7 of the Condensed Consolidated Financial Statements. While the total availability under the facility is limited to $35.0 million, the actual amount available to be borrowed is based on our level of qualifying domestic accounts receivable and inventory, which is subject to changing business conditions. Generally, as our level of qualifying accounts receivable and inventory increases, our availability increases up to the prescribed limit and vice-versa. As of the end of the third quarter of 2004, our outstanding balance on the revolving credit facility was zero, and our availability was $22.3 million.

In addition to other affirmative and negative covenants customary for asset-based credit facilities, we are also subject to an EBITDA covenant that is triggered if the amount available to be borrowed under the facility plus cash deposited with the designated bank falls below $20.0 million. As of the end of the third quarter of 2004, the availability and the cash deposited were above the prescribed limit, and we were not subject to the additional covenant.

Our sources of cash include the cash we currently have on hand, the availability we maintain on our asset-based credit facility and cash expected to be generated from operations. We believe that our sources of cash are sufficient to cover our anticipated operating expenses, capital expenditures, restructuring requirements and interest payments for the next twelve months.

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

Item 4. Controls and Procedures

As of September 24, 2004 our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 24, 2004, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report, there were no changes in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 8, 2001, VLT, Inc. and Vicor Corporation filed a suit against us in the United States District Court of Massachusetts alleging that we infringed on U.S. Reissue Patent No. 36,098 entitled “Optimal Resetting of The Transformer’s Core in Single Ended Forward Converters.” As of September 24, 2004, the matter has not been resolved.

For additional detail with respect to the VLT/Vicor suit, please refer to Note 10 of the Condensed Consolidated Financial Statements in Item 1 of this report.

We are a party to various other legal proceedings, which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, we believe that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

Item 6. Exhibits

Exhibit No.
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

Date: November 3, 2004
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