Form 10-K
period 2004-12-31
ARTESYN TECHNOLOGIES INC
filed 2005-03-16
CIK 23071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004
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
Common Stock, $0.01 par value
Common Stock Purchase Rights
(Title of each class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☑.
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of common stock held by non-affiliates of the registrant as of June 25, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $332 million.
      As of February 18, 2005, 39,475,651 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of our proxy statement for the annual meeting of shareholders to be held on June 2, 2005 are incorporated by reference into Part III hereof.

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
     Overview
      Artesyn Technologies, Inc. is a leading supplier of power conversion equipment and embedded computing solutions. Our products are designed and manufactured to meet the system needs of Original Equipment Manufacturers (“OEMs”) in voice and data communications applications including server and storage, enterprise networking, wireless infrastructure and telecommunications. We have a global presence in North America, Europe and Asia, including five manufacturing facilities and nine design centers. Headquartered in Boca Raton, Florida and founded in 1968 as Computer Products, Inc., our company was renamed Artesyn Technologies, Inc. following our merger with Zytec Corporation in 1997.
      Our operations are organized into two business segments: Power Conversion and Communications Products. The Power Conversion segment designs and manufactures a broad range of power conversion products including AC/DC converters, on-board DC/DC converters and point-of-load (“PoL”) converters. Additionally, we design and manufacture specific use power systems, such as rectifiers and DC/DC power delivery systems used in wireless infrastructure and radio frequency (“RF”) amplification system applications. Revenue from this business segment in 2004 was $354.6 million, representing 83% of our total sales. The Communications Products segment designs and manufactures embedded board level products and protocol software for computing applications, including central processing units (“CPUs”) and wide area network input/output (“WANI/O”) boards. The embedded board business had revenues in 2004 of $74.8 million or 17% of our total sales.
     Strategic Direction: Empowering Communications
      Our mission is to be the best supplier of products and services to our global communications customers at the lowest total cost of ownership. To fulfill our mission, we have developed the following strategic goals:
      Focus on faster growth markets within the communications industry. According to research compiled by various research firms, the market for power conversion and embedded computing systems is estimated at $20 billion in revenues in 2005. We focus on four sectors within the communications industry that we believe have faster growth rates than the industry on average in server and storage, enterprise networking, wireless infrastructure and telecommunications.
      Increase market share with existing customers and grow emerging customer base. We have long-standing relationships with our existing core customers, who are leaders within their market sectors. We will continue to cultivate these relationships, with the goal of capturing a higher percentage of our customers’ business, by meeting more of our customers’ power conversion and embedded systems requirements. Additionally, we have a sales force that is dedicated to forming and fostering relationships with emerging customers in our target market sectors.
      Expand product offerings to high growth segments. We will continue to seek complementary market sectors for our product designs, as well as new product segments within our core market sectors by leveraging our technical know-how and knowledge of customer and industry sector needs. For example, the revenues generated in 2004 from DC/DC converters designed specifically for OEMs in the RF power amplification systems relate to a new product segment entered into during the last half of 2003. We have also expanded our product lines within the wireless infrastructure market sector with embedded energy systems, rectifiers and site solution offerings. In each case, we have either modified existing technology, or created products with new technology, to achieve a lower cost power conversion solution for our customers.
      Invest in technology to create new leading-edge solutions for customers and to expand our product lines. Our continued research and development investment in our Power Conversion and Communications Products segments is instrumental in our ability to introduce leading-edge products to our customers. We are committed to creating new products using technologies that meet open standard protocols and architectures. The research investments in our Power Conversion segment are focused on developing new AC/DC and DC/DC products within the distributed power architecture (“DPA”) framework. This includes investments in new technologies such as digital power management, and in new product families within our Typhoontm standard DC/DC converter series, including PoL converters. New technologies and products for our Communications Products segment include expanding our CPU board offerings with Intel-based CPU’s, increasing use of the Linux operating system and creating new products that meet the Advanced Telecom Computing Architecture (AdvancedTCA®) and Advanced Mezzanine Card (AdvancedMCtm) standards.
      Leverage manufacturing and operating infrastructure to support growth. We completed a series of restructuring actions in 2003 designed to reduce our manufacturing capacity and lower our operating expense structure. We have consolidated manufacturing facilities in mostly low-cost locations and believe we have sufficient manufacturing capacity to support expected growth with modest investment in plant and equipment. Our selling, administrative and engineering organizations are scalable to support higher levels of business activity. We believe these actions and our infrastructure will allow us to meet our customers’ increasing needs while improving our profitability.
Power Conversion

Overview
      The Power Conversion segment represents our largest business, accounting for 83%, 88% and 91% of our total sales in 2004, 2003 and 2002, respectively. Our products within this segment consist of custom and standard power conversion solutions, including AC/DC power supplies, DC/DC power converters and power delivery systems.
      Power supplies are an essential element in the supply, regulation and distribution of electrical power in all electronic systems. To operate, these systems require a steady supply of electrical power at one or more voltage levels. AC/DC power supplies convert an alternating current (“AC”) from a primary source, such as a wall outlet or utility grid, into a precisely controlled direct current (“DC”). DC/DC converters modify an existing DC voltage to another DC voltage level to meet the distinct power needs of the devices they are powering.
      Our products are used in complex communications systems such as mid- to high-end servers, data storage devices, routers, hubs, high-speed modems, access concentrators, RF power amplification systems, base station controllers and base station transceivers. These applications require power systems that deliver multiple operating voltages with higher levels of capability and reliability than those used in consumer applications.

Industry and Market
      According to various research firms, global consumption of OEM switching power supplies is projected to be approximately $17 billion in 2005. We primarily sell switching power supplies to OEMs within the four core market sectors of the communications industry discussed above. The power conversion industry is extremely competitive and fragmented and is made up of more than 1,000 companies ranging from billion-dollar multinationals to sole proprietors. In 2003, we were one of only eight power supply manufacturers in the world with annual sales greater than $300 million and were ranked as the seventh largest OEM power supply manufacturer.
      Our products are components and sub-systems of our customers’ products; therefore, our revenue is dependent on the success of our customers’ products and services. Our customers are impacted by macroeconomic and industry trends, primarily corporate spending on information technology infrastructure and capital spending by communication services providers. In the late 1990’s through 2000 the demand for our power conversion products increased, as communications markets experienced rapid growth due to the expansion of the Internet, increase of networks within corporations and the growing demand for wireless services requiring greater and more reliable power.
      Following that period of rapid growth, the communications industry contracted sharply in 2001, 2002 and, to a lesser extent, in the first half of 2003, as consumers of computing and communications equipment became more conservative with their capital investment plans. This contraction negatively affected our performance, as excess capacity throughout the power conversion industry put downward pressure on power supply prices and profit margins. Most companies in the power conversion industry experienced substantial operating losses and implemented restructuring actions to reduce capacity. The downward trend ended in the second half of 2003, as evidenced by revenue growth reported across the power conversion industry.
      Electronic devices are generally becoming more complex, particularly within the communications industry. Each generation of microprocessors, digital signal processors (“DSPs”), field programmable gate arrays (“FPGAs”) and memory chips require progressively more powerful, energy efficient and smaller power solutions. These requirements are driving the following key trends in the demand for power conversion products:

•	Lower semiconductor operating voltages;

•	Faster operating speeds of silicon devices;

•	Increasing number of voltages;

•	Need for higher efficiency and efficient heat distribution; and

•	Accelerated time to market.
      These trends have contributed to the shift to DPA systems. Traditionally, electronic systems have used centralized power architectures, in which one centralized AC/DC power supply delivers multiple output voltage levels to individual components requiring a low voltage direct current. With the increasing demands for lower semiconductor operating voltages, faster operating speeds, higher efficiency levels and more efficient heat distribution, a centralized AC/DC solution limits both technically and economically the power requirements for today’s newest generation of complex semiconductors.
      The move to DPA addresses the increasing number of different and lower voltage regulation requirements in today’s electronic systems. A DPA design incorporates multiple power processing or conversion locations distributed throughout the system. Typically, in a DPA design, a “front-end” AC/DC power supply is used to convert an incoming AC voltage to an intermediate-level DC voltage, which is then fed to multiple DC/DC converters to generate the lower, regulated voltage requirements needed to power the semiconductor or peripheral load. The DC/DC converters are located throughout the system near the device that uses power, improving response time and heat distribution. Other advantages of a DPA are that it is upgradeable, flexible and expandable, and enables the use of off-the-shelf products to shorten the time-to-market.

Competitive Strengths
      As a global provider of power conversion equipment, we differentiate ourselves from the competition in the following ways:
      Global sales and engineering organized by customers. Our sales and engineering divisions are aligned by the market sectors and the customers we serve. The Power Conversion segment is organized into three global business units each focused on a specific customer group: server and storage, as well as enterprise networking customers, telecommunications and wireless customers, and “emerging” customers, as well as customers in segments outside of our core communications base.
      We believe that our sales and engineering structure allows us to form close relationships with our customers and provide better service by anticipating market and customer specific requirements. Additionally, by concentrating on specific markets, we are able to leverage our investments in applications and design engineering resources to better serve our customers.
      Industry leading technology development. Many of our design sites are strategically positioned in close proximity to our customer design locations to maximize communication in the design and development of new technologies to meet our customers’ increasing needs. Our industry-recognized engineers have demonstrated an expertise in designing power solutions for the entire spectrum of power conversion architectures. We continue to grow our base of engineers globally to meet our development needs, while maintaining a high retention level of engineers we currently employ. Our research is focused on high-density front-end AC/DC technologies, digital power management, PoL converters and other DPA applications, which we believe have the greatest potential for growth.
      Broad product line. The hundreds of products we currently offer range from two-watt DC/DC converters to several kilowatt AC/DC front ends and rectifiers. Customers can utilize our off-the-shelf standard products or request a modified or custom solution for their unique power needs. Our product line offers a complete DPA solution, including the AC/DC front-end, intermediate DC/DC converters and PoL modules. Our ability to provide a complete power solution is critical in establishing our position as one of a limited number of strategic suppliers, as our customers move towards reducing the number of approved vendors.
      Low cost global manufacturing structure. While we have a manufacturing presence in several locations worldwide, the majority of our products are produced at our low-cost China and Hungary facilities. Our manufacturing base in China is well established, with over 20 years of operations on the Mainland. Our manufacturing facilities are experienced in implementing the initial manufacture of new products designed at our engineering locations around the world. To support our manufacturing operations, we developed a global supply chain, which is focused on securing better leverage of our component costs and on coordinating the commonality of component usage in our products.

Products
      Our power conversion solutions are offered to customers through standard products, modified-standard products and custom products. Standard products, manufactured based on standard design topologies and offered to customers off-the-shelf, provide for rapid time-to-market and minimal risk due to the proven design. These products are ideal for low-to-moderate volume applications or for application-specific requirements. Modified-standard products are derived from an existing product to meet a particular customer’s special requirements. Custom products are developed specifically for a single customer and are tailored to particular performance, capability and cost requirements.
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

Rectifiers were recently added to our portfolio of front-end power supplies. In addition to converting AC to DC, these products can also charge batteries and are primarily used by wireless infrastructure customers in base stations. Our new design of rectifier is more compact and efficient than the typical rectifier currently offered by our competitors. This product line of rectifiers also offers embedded and site power solutions to our wireless infrastructure customers.

•	DC/DC Power Supplies. These products represent approximately 38% of our power conversion product sales. Each of our focus market sectors has incorporated the use of DPA in their communication systems, and to respond, we have grown our DC/DC product portfolio to include one of the broadest ranges of power conversion products available in the industry today.

With the emergence of low-voltage, high performance silicon, the development of DC/DC converters has migrated toward smaller, highly efficient low voltage modules with higher current outputs and improved thermal performance. Our Typhoontm line of ultra low-profile, high power board-mounted DC/DC converters provide increased output power capabilities at a relatively low voltage, improved conversion efficiencies, and radical reductions in physical size from previous options.

Our fastest growing line of DC/DC converters are non-isolated PoL modules, which provide power directly at the point of use or “Point of Load.” Advanced microprocessors, DSPs, FPGAs and memory chips require a dynamic power source that is able to respond to changing fluctuations in micro-seconds. In order to provide the low voltages, high currents and fast response time to attain its full potential, the PoL power converter is placed in close proximity to the semiconductor component. While we design and sell custom PoL modules, we also offer eight distinct product families of standard, non-isolated PoL modules.

Sales and Distribution
      Commercially we have aligned our sales, application engineering and design resources by the market sectors and customers we serve.
      Our Power Conversion segment is organized into three global strategic business units:

•	Enterprise Computing Group, or ECG, serves our server and storage customers such as Dell, EMC, Hewlett-Packard, IBM and Sun Microsystems, as well as our enterprise networking customers such as Cisco.

•	Communications Infrastructure Group, or CIG, addresses the needs of telecommunications and wireless infrastructure customers such as Andrew, Alcatel, Ericsson, Lucent, Motorola, Nokia, Nortel, Powerwave and Siemens among others.

•	Marketing and Standard Products Group, or MSP, services and cultivates the needs of our emerging customers through direct sales, manufacturers’ representatives and global distributors. MSP also designs and promotes standard and modified-standard products to our entire customer base.

      Each group has dedicated sales people and is supported by applications engineers knowledgeable in both power technology and our customers’ product applications. Additionally, both ECG and CIG have design teams strategically located near our customers’ design locations to customize or create new products to meet their specific requirements, time-to-market and required price points.
      MSP’s in-house regional sales team oversees our network of external manufacturers’ representatives. These representatives are part of an independent sales force that manages sales for emerging customers, some key accounts in remote locations and customers outside of our core communications market. Our MSP sales force also manages sales of our power supplies to stocking distributors, including Arrow Electronics and Avnet, and works closely with the contract manufacturers who provide manufacturing services to our customers.
      In addition to our global business units, our Power Conversion segment includes a regional Asia-Pacific Group serving customers located in Asia, as well as the Asian operations of our global customers.

Manufacturing
      A typical power supply generally consists of the combination of printed circuit boards along with a number of attached electronic and magnetic components. In many cases, these components can be combined on a sheet metal chassis that provides a structure for the finished product. The production of our power supplies involves the assembly of these components and circuit boards utilizing highly automated surface mount technology, or SMT. The number of components in our products ranges from under 50 components in a low-end PoL module to over 3,200 components in a high-end AC/DC converter.
      Product quality and responsiveness to customers’ needs are critical to our ability to successfully compete in our industry. We emphasize quality and reliability in both the design and manufacture of our products. In addition to testing throughout the design and manufacturing process, we test and/or burn-in, as needed, many of the products we ship using automated equipment and customer-approved processes. We conform to ISO 14001 standards in our Hungary and China factories, ISO 90001 standards in our North America factories and to OSHAS 18001 safety standards in China.
      Our four manufacturing facilities are located in China, Hungary, Germany and the United States. During 2002 and 2003, we closed three manufacturing facilities and consolidated production in China and Hungary, our low cost manufacturing locations. The reduction in capacity through the factory closures and the demand increases during 2004 have increased our utilization to approximately 90% of total capacity.
Communications Products

Overview
      The Communications Products segment represents 17%, 12% and 9% of our total sales in 2004, 2003 and 2002, respectively. This segment designs and manufactures CPU boards and WAN I/O boards bundled with software protocols that are embedded into communication infrastructure systems. These communications systems are configured using various hardware and software components, often from multiple suppliers, to produce applications for telecommunications and wireless infrastructures. The systems using our boards and software may either be proprietary or based on open standards such as AdvancedTCA® or CompactPCItm.
      Typical applications for our embedded CPU boards control and monitor the signaling and transfer of outgoing and incoming calls within wireless and land line communications networks. Our bundled WAN I/O boards are primarily used to enable a call, either voice or data, from a wireless handset to a voice network or to the Internet.

Industry and Market
      The worldwide embedded systems market includes proprietary embedded systems and products built by telecommunications equipment and wireless infrastructure suppliers and is estimated to be over $3 billion in revenues in 2005. The embedded systems industry is competitive and is made up of approximately 50 companies.
      Several emerging trends that are expected to drive growth in the embedded systems market, particularly for products based on open standards, include:

•	Increased deployment of broadband access;

•	Acceptance and deployment of 3G wireless infrastructure;

•	New equipment deployment to support the growing use of the Internet for voice traffic, known as Voice Over Internet Protocol (“VoIP”); and

•	Outsourcing of system designs by telecommunications and wireless OEMs.

Competitive Strengths
      As a global provider of board level solutions incorporated into embedded communications systems, we differentiate ourselves from the competition as follows:
      Global sales and engineering organized by customers. We have aligned our sales and engineering resources to target the top equipment makers in the telecommunications and wireless infrastructure sectors. We believe this sales and engineering structure allows us to form close relationships with our customers and provide better service by anticipating market and customer-specific requirements. With the downsizing of our customers’ internal resources, strong relationships are critical as our customers see companies like ours as an extension of their engineering capabilities.
      Industry leading technology development using open standards. We have engineers on staff dedicated to the design and development of new technologies that will meet our customers’ increasing demands. As a result, we are well known in the industry for our AdvancedTCA® development and related technologies.
      Time to market. We have demonstrated the ability to quickly bring a new product from conception to design and into production. Our product development and new product introduction processes are rigorous and entail a high level of cross-functional coordination. This allows us to consistently meet or exceed customer expectations for new product releases.

Products
      The main product lines of our Communications Products segment are T1 and E1 WAN I/O boards, CPU boards and other specialized hardware/software subsystems embedded in communication infrastructure systems. Applications of our WAN I/O boards interconnect voice and data communications between computers over long distances, and are used to provide links and to carry data from wireless networks to land line telephone networks or to the Internet. Our CPU boards control and monitor activities of high-speed line interface cards, as well as coordinate the activities of an entire rack of interface boards.
      Our products are employed in a wide range of worldwide telecommunications and data communications networks, such as gateway/routers, switching, call processing and wireless communications infrastructure. Our products are designed and manufactured to worldwide industry standards primarily using open systems technology such as PCI, CompactPCItm, as well as recently-developed AdvancedTCA® and AdvancedMCtm and can be supplied off-the-shelf or customized to meet customers’ specific cost and performance requirements. Many of these products are integrated into hardware/ software bundles used in a range of applications.

      Our Communications Products segment has two primary types of protocol software — control software and data software. Both types of protocol software, which comprise our SpiderWaretm product line, are bundled with different interface boards to provide a subsystem for our customers’ communications infrastructure applications.

•	Control software. Otherwise known as signaling software, control software is used to control telephone calls in both the land line and wireless networks. Industry standard names for this software are SS7 and SIGTRAN. This software is used for setting up a call, identifying a route for the call to take through the specific phone network and providing various information to the end-user, including “caller ID.”

•	Data software. This software is used to enable a call, for either voice or data, from a mobile handset to a voice network or to the Internet. Our customers integrate this software with their proprietary software to create an end application.
      We believe that our SpiderWaretm products and our development in AdvancedTCA® and AdvancedMCtm will provide us with significant opportunities in telecommunications as these technologies gain market and customer acceptance.

Sales and Distribution
      The Communications Products sales force is divided into Global Accounts, aligned to support the 10 largest telecommunications equipment and wireless infrastructure suppliers, and Key Accounts, a separate sales group targeting emerging companies.
      A typical Global Accounts team includes dedicated sales people, supported by applications engineers, serving a customer with both standard off-the-shelf product and custom designs. The Key Accounts group has regionally based account managers overseeing external manufacturers’ representatives. This group uses standard products to develop viable solutions that meet the needs of emerging companies.

Manufacturing
      The Communications Products segment manufactures CPU boards and WAN I/O boards, primarily employing SMT technology in production. A printed circuit board that has been manufactured to our specifications is processed through an SMT line where electronic components, which can include microchip processors, are assembled on to the board. The SMT equipment places the parts according to our design based on customers’ requirements. The number of components incorporated into our boards ranges from 300 components on a low-end T1 or E1 interface board to over 2,500 components on a high-end bundled hardware/software subsystem. All of our products in the Communications Products segment are manufactured at our facility in Madison, Wisconsin.
Customers
      Our current customer list is made up of world-class organizations within the communications industry with whom we have developed long-standing relationships based on the quality, reliability and efficiency of our products. The following table is a breakdown of sales within our core market sectors:

2004

Server and Storage	43%
Wireless Infrastructure	27%
Distribution and Other	17%
Enterprise Networking and Telecommunications	13%
      A large percentage of our sales are made to a small group of customers, with our ten largest customers representing 72%, 71% and 73% of our total sales in 2004, 2003 and 2002, respectively.

However, we currently participate in more than 100 separate projects, limiting our exposure to the failure or cancellation of any one project. Our ten largest customers (in alphabetical order) are Alcatel, Cisco, Dell, Hewlett-Packard, IBM, Lucent, Motorola, Nokia, Nortel and Sun Microsystems. The table below shows the percent of total sales generated from customers having more than 10% of sales over the last three years:

	2004	2003	2002

Dell	13%	11%	15%
IBM	11%	7%	3%
Hewlett Packard	10%	15%	17%
Sun Microsystems	8%	10%	13%
Suppliers
      We maintain a network of suppliers for our components and other materials used in the manufacture of products within our Power Conversion and Communications Products segments. We typically design products using materials readily available from several sources and attempt to minimize our use of single-source components. We procure materials based upon our enterprise resource planning system and use a combination of forecasts, customer purchase orders and formal purchase agreements to create our materials requirements plan. The number of components in one of our products can range from less than 50 on some small power products to over 3,200 components on some of our AC/ DC power supplies and high-end communications products subsystems.
      Our procurement of parts include common parts — those that are used widely in the electronics industry — and unique parts — those that are specifically manufactured for a given customer product. We occasionally use components or other materials from a single source when introducing new technology and products to the market. In these situations, we typically seek to establish long-term relationships with these suppliers to assure continued supply.
      We are focused on increasing our supplier-managed inventories, whereby the supplier holds the inventory in a location near our factory and we pull the inventory as needed for production. This arrangement allows us to reduce our inventory while ensuring a continued supply of raw materials and components for our manufacturing process. In 2004, approximately 60% of our materials and components were purchased from supplier-managed inventory.
Backlog
      Sales are generally made pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on hand with delivery dates scheduled within the next six months and three months of forecasted demand for products under vendor managed inventory agreements with customers. Order backlog at December 31, 2004 was $87.0 million as compared to $86.7 million at December 26, 2003. We expect to ship substantially all of the December 31, 2004 backlog in the first six months of 2005.
Research and Development
      We maintain an active research and development department, which is engaged in the development of new products and technologies, devising solutions for our clients and modifying and improving existing products. We believe that the percentage of our spending for research and development in relation to revenue is among the highest in our industry, reflecting our commitment to maintain our level of timely introduction of new technology and products. Expenditures for research and development during fiscal years 2004, 2003 and 2002 were $41.1 million, $34.3 million and $34.3 million, respectively. These amounts represented nearly 10% of revenue for each of the respective periods presented.

Intellectual Property Matters
      We believe that our future success is primarily dependent upon the technical competence and creative skills of our personnel, rather than upon any patent or other proprietary rights. However, we have protected certain products with patents where appropriate and have defended, and will continue to defend, our rights under these patents. We currently maintain 41 patents related to technology included in the products we sell.
Competition
      The industry in which we compete is highly competitive and characterized by customer expectations for continually improved product performance, shorter manufacturing cycles and lower prices. These trends result in frequent introductions of new products with added capabilities and features and continuous improvements in the relative price/performance of the products.
      Our principal competitors include Acbel Polytech (Taiwan), Delta Electronics (Taiwan and Thailand), Emerson Electric, Invensys (UK), Lite-On (Taiwan), Motorola, Power-One and Tyco International. Our broad strategies to deal with competition include, but are not limited to, an on-going commitment to investment in research and development, continual reduction of our product costs, maintaining and expanding our relationships with customers in the growth sectors of our industry, and offering a broad range of products to meet our customers’ applications needs.
Employees
      We presently have approximately 1,500 permanent employees, as well as approximately 4,700 temporary employees and contractors, the majority of which work at our facility in China. We believe our ability to successfully conduct our present and proposed activities is dependent on retaining qualified engineers and technicians. We have not, to date, experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet our needs and business objectives. Additionally, none of our domestic employees are covered by collective bargaining agreements.
Environmental Matters
      Compliance with federal, state, local and foreign laws and regulations related to the discharge of materials into the environment has not had, and, under present conditions, we do not anticipate that such laws and regulations will have a material effect on our results of operations, capital expenditures, financial condition or competitive position.
Company Website and Access to Company Filings
      If you would like any additional information on the business, please visit our website at www.artesyn.com. Information contained in our website, however, is not part of this Form 10-K. All annual reports, quarterly reports, current reports and all amendments to these reports are available free of charge as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission through our website.

Item 2.	Properties
      We currently occupy approximately 1.5 million square feet of office and manufacturing space worldwide, some of which we own and maintain. All facilities are in good condition and are adequate for their current intended use. We maintain the following facilities:

		Approximate
Facility	Primary Activity	Square Footage	Owned/Leased

Boca Raton, FL	Corporate Headquarters	11,100	Leased
Eden Prairie, MN	Engineering, Administration	28,300	Leased
Edinburgh, Scotland	Engineering, Administration	6,900	Leased
Einsiedel, Germany	Manufacturing	28,400	Owned
Framingham, MA	Engineering, Administration	23,100	Leased
Hong Kong, China	Engineering, Administration	144,900	Owned
Madison, WI	Manufacturing, Administration, Engineering	45,000/11,600	Owned/Leased
Redwood Falls, MN	Manufacturing, Warehouse	117,000/45,300	Owned/Leased
Tatabanya, Hungary	Manufacturing	118,000	Owned
Tuscon, AZ	Engineering	4,900	Leased
Vienna, Austria	Engineering, Administration	26,600	Leased
Westminster, CO	Engineering	7,000	Leased
Youghal, Ireland	Engineering	36,000	Owned
Zhongshan, China	Manufacturing	800,000	Leased
      All facilities listed in the table above operate within the Power Conversion segment, except the corporate headquarters in Boca Raton, Florida and the Communications Products facilities in Madison, Wisconsin and in Edinburgh, Scotland. The facilities described above provide us with enough capacity to meet our current needs. In addition to the above locations, we have leased sales/engineering offices within the Power Conversion segment located in or near Austin, Texas; Milpitas, California; Tokyo, Japan; and Paris, France. The Communications Products segment has six sales offices in the United States located in Illinois, Florida, Missouri, California and Maryland.

Item 3.	Legal Proceedings
      On February 8, 2001, VLT, Inc. and Vicor Corporation filed a suit against us in the United States District Court of Massachusetts alleging that we infringed on a U.S. patent entitled “Optimal Resetting of The Transformer’s Core in Single Ended Forward Converters.” By agreement, Vicor Corporation subsequently withdrew as plaintiff. VLT has alleged that it is the owner of the patent and that we have manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. VLT seeks damages, including royalties, lost profits, interest, attorneys’ fees and increased damages under 35 U.S.C. § 284. Originally, we challenged the validity of the patent and denied the infringement claims, but have since reached an agreement with VLT on a stipulated judgment, after the Court ruled on the scope of the patent.
      In the stipulated judgment, VLT agreed that, under the Court’s construction, most of the Artesyn products that were originally accused of infringement (representing over 90% of the accused sales volume) did not infringe the patent. In exchange, we agreed that, under the Court’s claim construction, the patent is valid and enforceable, and one category of our products (representing less than 10% of the accused sales) did infringe the patent, prior to its expiration in February of 2002. Due to the patent expiration, the parties agree that no current Artesyn products can infringe.
      The respective parties each appealed the stipulated judgment, including the District Court’s claim constructions to the United States Court of Appeals for the Federal Circuit. On May 24, 2004, the Federal Circuit affirmed the rulings of the District Court and subsequently denied all motions for rehearing and reconsideration and remanded the case back to the District Court. The only issue pending at the District Court following the Federal Circuit’s decision is what, if any, damages are owed by us to VLT on the limited sales of the remaining category of our products that infringe the patent under the stipulated judgment.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
      Our common stock is traded on The NASDAQ Stock MarketSM under the symbol ATSN. The following table shows the high and low prices for our common stock, as reported by The NASDAQ Stock MarketSM, for each of the four quarters of fiscal years 2004 and 2003:

	2004		2003

Fiscal Quarter	High	Low	High	Low

First	$12.30	$8.00	$4.05	$2.60
Second	10.98	7.80	6.00	2.74
Third	10.28	7.01	9.00	5.42
Fourth	11.32	8.75	9.50	7.01

Dividends
      To date, we have not paid any cash dividends on our common stock. The Board of Directors presently intends to retain all of our earnings for use in our business and does not anticipate paying cash dividends in the foreseeable future. In addition, the payment of dividends is prohibited by our current credit agreement.

Holders
      As of February 18, 2005, there were approximately 18,375 shareholders consisting of record holders and individual participants in security position listings.

Equity Compensation Plan Information
      The following table sets forth information regarding shares issued under equity compensation plans as of December 31, 2004:

	Number of Securities to Be	Weighted Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options	Outstanding Options	Future Issuance

Equity Compensation Plans Not approved by stockholders	—	—	—
Approved by stockholders	6,851,000	$10.85	655,000(1)

(1)	Under the terms of our 2000 Performance Equity Plan, we reserved 4,400,000 shares of common stock for issuance. Additionally, options under our 1990 Performance Equity Plan that expire or terminate unexercised after the adoption of the 2000 Performance Equity Plan, and options under the 2000 Plan that expire or terminate unexercised, are available for new grants pursuant to the terms of the 2000 Performance Equity Plan.

Item 6.	Selected Financial Information
      The following table sets forth certain selected financial information:

As of and for the Fiscal Years	2004	2003	2002	2001	2000

	(In thousands except per share, employee and percentage data)
Results of Operations
Sales	$429,389	$356,871	$350,829	$493,968	$690,083
Net income (loss)	13,873	(15,622)	(108,822)	(31,763)	43,253
Per share — basic	0.35	(0.40)	(2.84)	(0.83)	1.15
Per share — diluted	0.34	(0.40)	(2.84)	(0.83)	1.10
Financial Statistics
Selling, general and administrative expenses	$45,851	$38,898	$36,593	$54,057	$62,771
— as a % of sales	10.7%	10.9%	10.4%	10.9%	9.1%
Research and development expenses	41,141	34,329	34,341	41,470	44,867
— as a % of sales	9.6%	9.6%	9.8%	8.4%	6.5%
Operating income (loss)(1)	22,640	(9,584)	(120,569)	(31,945)	67,139
— as a % of sales	5.3%	(2.7)%	(34.4)%	(6.5)%	9.7%
Total debt as a % of total capitalization	40.2%	44.1%	36.0%	31.4%	22.6%
Debt to equity ratio	67.2%	78.9%	56.3%	45.9%	29.2%
Financial Position
Working capital	$120,329	$109,519	$89,025	$152,776	$176,113
Property, plant & equipment, net	66,124	64,210	78,631	103,291	105,059
Total assets	341,639	316,676	303,587	426,483	497,815
Total debt, including current maturities	90,000	90,000	69,533	100,606	74,813
Shareholders’ equity	133,976	114,037	123,446	219,245	256,512
Total capitalization (total debt plus equity)	223,976	204,041	192,979	319,851	331,325
Other Data
Capital expenditures	$22,140	$7,081	$5,230	$28,763	$39,256
Depreciation and amortization	22,275	22,937	26,978	34,423	27,195
Common shares outstanding (000’s)	39,305	38,755	38,389	38,253	38,282
Permanent employees	1,482	1,341	2,366	2,427	5,227
Temporary employees and contractors	4,720	3,492	2,310	2,818	3,960

(1)	The 2002 information includes a goodwill impairment charge of $51.9 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation; Risk Factors
      The following discussion should be read in conjunction with the consolidated financial statements and related notes, as well as the section under the heading “Risk Factors that May Affect Future Results.” With the exception of historical information, the matters discussed below may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Forward-looking statements typically use words or phrases such as “estimate,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “believes,” or words of similar import. We caution readers that a number of important factors, including those identified in the section entitled “Risk Factors that May Affect Future Results,” as well as factors discussed in our other reports filed with the Securities and Exchange Commission, could affect our actual results and cause them to differ materially from those expressed in the forward-looking statements. Forward-looking statements included in this Form 10-K are made only as of the date hereof, based on information available as of the date hereof, and subject to applicable law to the contrary, we assume no obligation to update any forward-looking statements.
Introduction
      We are a leading supplier of power conversion and embedded computing solutions. Our products are designed and manufactured to meet the system needs of OEMs in voice and data communications applications including server and storage, enterprise networking, wireless infrastructure and telecommunications. We have a global presence in North America, Europe and Asia, including five manufacturing facilities and nine design centers.
      Our business is organized into two business segments, Power Conversion and Communications Products. The Power Conversion segment designs and manufactures a broad range of power conversion products including AC/DC, on-board DC/DC and PoL converters. Additionally, we design and manufacture specific use power systems such as rectifiers and DC/DC power delivery systems used in the wireless infrastructure and RF amplification system applications. The Communications Products segment designs and manufactures embedded board level products and protocol software for applications, including CPUs and WAN I/O boards.
      Our products are components and sub-systems of our customers’ products, and accordingly, our revenue is dependent on the success of our customers’ products and services. Our customers’ success is impacted by macroeconomic and industry trends, primarily corporate spending on information technology and capital spending by communications services providers.
      The market sectors in which we sell our products are extremely competitive. In evaluating our products, customers consider quality, reliability, technology, service and cost relative to our competitors. The trend towards DPA systems is the technological shift having the greatest impact in our Power Conversion segment. We invest heavily in PoL and other DPA technologies in order to grow our competitive advantage in this area. In our Communications Products segment, telecommunications equipment and wireless infrastructure manufacturers are increasingly utilizing open standards in their products. We have responded by investing in the development of new products that meet open standards, such as AdvancedTCA®. In order to meet the cost requirements of our customers, we have consolidated our production in low-cost countries.
      We generate cash through net income, efficient working capital and capital equipment management and equity and debt financing transactions.
      We are financed through a mixture of equity and debt. We took actions in 2003 to lengthen the maturity of our debt and to allow us more flexibility to invest in our business. Our debt is in the form of 5.5% Convertible Senior Subordinated Notes due in 2010 and an asset-based senior revolving credit facility, the availability under which is determined in accordance with a borrowing base calculation using domestic accounts receivable and inventory.

2004 Overview
      Following the severe downturn in the communications market in 2002 and 2001, we initiated restructuring activities to lower operating costs, which were largely complete in 2003. Beginning in late 2003 and throughout 2004 the end markets resumed growth. To accommodate this growth, we set four objectives: maintain profitability throughout the year, grow market share, enter new communications market segments and continue to invest in industry leading technology. These goals were achieved during 2004 as outlined below:
      Maintain profitability. We achieved profitability during the fourth quarter of 2003 and continued to incrementally grow earnings each sequential quarter in 2004. Key contributors to earnings growth were increased revenues, driven by new product introductions and improvement in end market demand, as well as improved gross margins. Net income increased from $1.9 million in the first quarter of 2004 to $5.3 million in the fourth quarter. In 2004, net income was $13.9 million, an increase of $29.5 million from the net loss reported in 2003. Gross margins, as a percentage of revenue, increased from 19.4% in 2003 to 25.5% in 2004, due to a favorable sales mix, lower incremental costs on higher production volumes and manufacturing cost reductions, resulting from the prior years’ restructuring actions.
      The improvement in profitability contributed to the increase in operating cash flow to $30.5 million in 2004. After funding $22.1 million of capital expenditures to expand production capacity, our cash and marketable securities increased $11.7 million to $105.9 million at the end of 2004.
      Grow market share. We consider revenue growth to be the most meaningful indicator of market share gains. With revenue growth of 20% in 2004, our fastest growth was in the wireless infrastructure sector, which grew to 27% of revenue in 2004 from 25% in 2003. Server and storage sector accounted for 43% of our revenues, distribution and other was 17%, and telecommunications and networking was 13% in 2004.
      Enter new market segments. In 2004, we successfully entered the power rectification and power amplification product segments, winning several large programs with major customers. Products for these new segments will be introduced into production in early 2005 with shipments starting in the second half of 2005.
      Continue investments in technology. To continue our leadership position within our core market sectors, it is necessary to invest in new technologies for future products. During 2004, we invested $41.1 million or nearly 10% of revenue in research and development, consistent with our 2003 spending. This included spending on development of AdvancedTCA® products for embedded systems products, as well as a communications protocol for digitally controlled and monitored products within the Power Conversion segment.
      A total of 68 new product models, including 31 new PoL modules, were introduced in 2004, across the Power Conversion and Communications Products segments, further expanding the large selection of innovative products available to our customers.
      Our performance in 2004 strengthened our competitive position within our target market sectors and further improved our financial condition. Our goals for 2005 are similar to 2004, as we continue to focus on the faster growth markets within the communications industry, increasing market share with our significant customers and expanding our customer base.
Critical Accounting Policies
      We have identified the policies outlined below as critical to our business operations and to the understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by United States generally accepted accounting principles, with no need for management’s judgment in their application. The impact and any associated risk related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Inventories
      We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or its current estimated market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Demand for our products can fluctuate significantly, and we consult with our sales and customer service organizations in order to determine the projections for each component and finished good. Due to the magnitude of the value of our inventory, unanticipated changes to our forecast or product lifecycles could result in adjustment to the provision for excess and obsolete inventory that is material to our results. The estimate of inventory reserves is critical in both of our segments.
      At December 31, 2004, our inventory reserve balance was $19.7 million, representing 28% of the value of our gross inventory. This compares with $23.7 million, or 35% of gross inventory, at the end of 2003. The decrease in the reserve balance in 2004 is due to the disposal of obsolete inventory, offset by additional inventory provisions based on reductions in forecasted demand for certain products.
Warranties
      The terms of the warranties we offer to our customers vary depending upon the specific product and terms of the customer purchase agreement. Our standard warranties require us to repair or replace defective products returned to us during the warranty period at no cost to the customer. At the time of sale, we record an estimate for warranty-related costs based on our actual historical return rates and communications of warranty related matters from our customers. Changes in such estimates can have a material effect on net income. The estimate of warranty obligations is critical in both segments.
      The reserve is determined by first comparing the historical relationship between warranty costs, which are made up of labor and materials required to repair the parts returned, and revenue over the prior two years to calculate a rate. The rate is then applied to shipments under warranty using a sliding scale, based on historical return patterns. The reserve also includes specific large exposures that are probable and can be reasonably estimated. We have recognized expenses related to warranty costs of $2.1 million, $5.2 million and $3.9 million in 2004, 2003 and 2002, respectively. Our warranty costs have historically been within our expectations and the provisions established.
Goodwill
      We adopted Statement of Financial Accounting Standards (“SFAS”) 142 “Goodwill and Other Intangible Assets” on December 29, 2001. Under SFAS 142, we assess goodwill using a two-step approach on an annual basis in August of each year, our selected measurement date, or more frequently, if indicators of impairment exist. SFAS 142 states that potential impairment exists if the fair value of a reporting unit is less than the carrying value of the assets of that unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value.
      Management’s assumptions about future sales and cash flows on which the fair value estimate is based require significant judgment as prices and volumes fluctuate due to changing business conditions. The impact of recognizing a goodwill impairment charge was material to our results of operations in 2002 and could be material in the future to our consolidated financial results.

      Our updated assessment of impairment of goodwill in 2004 and 2003 concluded that impairment did not exist in those periods. During 2002, based on business conditions at that time, as a result of this assessment, we recognized an impairment loss of $51.9 million. For additional information on the assessment and impairment, please refer to Note 19 of our Consolidated Financial Statements.
      The balance of goodwill was $22.1 million and $20.8 million as of December 31, 2004 and December 26, 2003, respectively. We will continue to assess the impairment of goodwill in accordance with SFAS 142 in future periods.
Accounting for Income Taxes
      As part of the process of preparing our Consolidated Financial Statements, we are required to calculate our income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.
      We compute our annual tax provision based on statutory tax rates and planning opportunities available in the various jurisdictions in which we earn income. We establish reserves for income tax contingencies, in accordance with SFAS 5, “Accounting for Contingencies,” when it becomes probable that a tax return position may not be successfully defended if challenged by taxing authorities. These contingencies are adjusted based on facts and circumstances, such as the settlement of tax audits, changes in tax regulations and the expiration of statutes of limitations. While it is difficult to predict the outcome or the timing of a resolution to any particular tax contingency, we believe that the recorded amounts reflect the probable outcome of any known tax items. Favorable resolutions of contingencies are recognized as a reduction to our tax provision in the period of resolution.
      Deferred tax assets and liabilities result from the differing treatment of items for tax and accounting purposes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. Factors considered in assessing the requirement for a valuation allowance are the carry-forward period of our net operating losses, historical and expected future taxable income by jurisdiction and tax planning strategies.
      Due to uncertainties related to our ability to utilize some of the net operating loss carry-forwards before they expire, we recorded a valuation allowance of $16.2 million and $12.4 million as of December 31, 2004 and December 26, 2003, respectively. Net deferred tax assets were $7.7 million and $25.0 million, net of the valuation allowance, at the end of 2004 and 2003, respectively.
Results of Operations

Consolidated
      Sales. The following table summarizes revenue by business segment in comparison to previous periods (in millions):

				2004	2003
				Compared to	Compared to
	2004	2003	2002	2003	2002

Power Conversion	$354.6	$314.4	$318.9	13%	(1)%
Communications Products	74.8	42.5	31.9	76%	33%

Total	$429.4	$356.9	$350.8	20%	2%

      In 2004, revenue grew across all of our market sectors due to improved end-user demand and increased market share with our existing customers. Revenue increased sequentially from $96.5 million in the first quarter to $120.4 million in the fourth quarter of 2004.

      Power Conversion revenue increased $40.2 million in 2004 primarily due to higher sales to customers in the server and storage sector. The higher sales were driven by increased end-user demand, as corporations raised spending on information technology infrastructure after several years of constrained expenditures, and market share gains at our larger server and storage customers. Market share gains resulted from our ability to meet accelerated development schedules required to support several large customer programs and successful introduction of new products in 2004, including higher power density AC/DC front-end power supplies.
      In our Communications Products segment, revenue increased $32.3 million in 2004 compared to prior year due to recovery of the wireless infrastructure market sector and market share gains at our larger wireless infrastructure customers. Our customers benefited from increased spending by communications service providers on wireless infrastructure due to the deployment of 2.5G and 3G networks. We realized market share gains as our larger wireless infrastructure customers outsourced development of certain embedded systems to us and we have started to ship the resulting new products. In the past, our customers would have designed and manufactured many of the embedded systems internally.
      The increase in revenue in 2003 compared to 2002 was due primarily to higher sales to wireless infrastructure and telecommunications customers in our Communications Products segment, as our customers experienced an increase in end-user demand. This was partly offset by a decrease in sales to server and storage customers in our Power Conversion segment, reflecting a slowdown in demand for information technology infrastructure in the first half of 2003.
      Gross Profit. Below is a comparison of gross profit and gross profit as a percentage of revenue for 2004, 2003 and 2002 (in millions):

				2004	2003
				Compared to	Compared to
	2004	2003	2002	2003	2002

Gross profit	$109.6	$69.3	$29.6	58%	134%
Gross profit as a percentage of revenue	25.5%	19.4%	8.4%
      The increase in gross profit in 2004 of $40.3 million, compared to 2003, was primarily due to higher revenue partly offset by price concession to customers, the positive effect of sales mix and manufacturing cost reductions.
      Higher revenue and favorable sales mix contributed approximately $32.0 million to the gross profit increase in 2004. Sales mix reflects growth of our Communications Products segment, which includes higher margin software content and a historically higher pricing structure than Power Conversion, and accounted for 17% of our total sales in 2004 compared to 12% in 2003. Manufacturing cost reductions resulting from our past restructuring actions contributed approximately $8.4 million to the increase in gross profit in 2004. The restructuring actions, reflecting the closures of our Kindberg, Austria and Youghal, Ireland factories to reduce excess capacity and lower manufacturing costs, were substantially complete at the end of 2003.
      The increase in gross profit in 2003 compared to 2002 was due to manufacturing cost reductions resulting from our restructuring actions, the positive effect of sales mix and a $15.5 million charge for increased excess and obsolete inventory reserves recorded in 2002. The charge resulted from a refinement in our estimate of excess and obsolete inventory resulting from industry trends toward shorter product lifecycles and other factors.

      Operating Expenses. Operating expenses for 2004, 2003 and 2002 are as follows (in millions):

				% of Revenue

	2004	2003	2002	2004	2003	2002

Selling, general and administrative	$45.9	$38.9	$36.6	11%	11%	10%
Research and development	41.1	34.3	34.3	10%	10%	10%
Restructuring and related charges	—	5.6	27.3	—	2%	8%
Goodwill impairment	—	—	51.9	—	—	15%

Total operating expenses	$87.0	$78.8	$150.1	20%	22%	43%

      The increase in selling, general and administrative expenses (“SG&A”) in 2004 was primarily due to increases in expenses related to compliance with new regulatory standards, and increases in bonuses and sales commissions due to growth in revenues and profitability improvements in 2004.
      SG&A increased by $2.3 million in 2003 compared to prior year due to the effect of changes in foreign currency exchange rates of $4.7 million, offset by a $2.4 million decrease in costs due to restructuring actions. These restructuring actions, which are discussed below, were intended to reduce infrastructure and personnel and to maintain the proper relationship between operating expenses and revenue.
      Research and development expenses increased in 2004 in order to support revenue growth and new technology investments, including digital control in Power Conversion and AdvancedTCA® in Communications Products. As a percentage of revenue, research and development expenses were 10% in each of the periods presented. We believe a strong commitment to invest in research and development activities is vital to our ability to provide our customers with technologically capable, low-cost product alternatives. As a result, we expect the level of research and development expenses in 2005 to maintain its current relationship with revenue.
      Restructuring and related charges are discussed below in “Restructuring and Related Charges” and goodwill impairment charges are discussed below in “Impairment of Goodwill.”
      Restructuring and Related Charges. Pursuant to our restructuring plans, we recorded restructuring charges of $5.6 million and $27.3 million in 2003 and 2002, respectively. Restructuring charges recorded in 2004 were not significant.
      The amounts recorded in 2003 relate to transfer of manufacturing functions to our China facility and further consolidation of our business in Europe. Charges included $2.2 million for employee termination costs and $3.4 million related to facility closures.
      Restructuring charges recorded in 2002 included amounts related to the closure of our Kindberg, Austria and Youghal, Ireland manufacturing facilities. Charges were comprised of $9.9 million for employee termination expenses, $14.9 million related to facility closures and $2.5 million to record a liability for payback of development grants in Ireland. For additional information on our restructuring actions, please see Note 7 of our Consolidated Financial Statements.
      Impairment of Goodwill. On December 29, 2001, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS 142, goodwill is no longer subject to amortization but is subject to an annual impairment test.
      Our annual assessment of the fair value of our reporting units was performed in 2004 and 2003 in accordance with SFAS 142, with no impairment being recognized as a result of these assessments.
      Due to adverse business conditions in our end markets, our impairment tests performed in the third quarter of 2002 indicated that an impairment existed and we recognized a goodwill impairment loss in the Power Conversion segment for $35.0 million and the Communications Products segment for $16.9 million. The total impairment charge of $51.9 million is included in operating expenses in 2002.
      Loss on Debt Extinguishment. Losses on debt extinguishment were $3.7 million and $0.6 million in 2003 and 2002, respectively. In conjunction with the placement of our 5.5% convertible notes in 2003, a portion of the net proceeds from the placement was used to pay off our then outstanding $50.0 million subordinated convertible note to Finestar International Ltd. (“Finestar”). The losses on debt extinguishment were comprised of the accretion of the remaining debt discount related to the transactions with Finestar ($2.4 million), along with the write-off of the remaining unamortized debt issuance costs ($0.7 million). For additional information on the placement of convertible debt completed in 2003 and the transaction with Finestar, please see Note 9 of the Consolidated Financial Statements.
      In March 2003, we entered into an asset-based revolving credit facility with Fleet Capital Corporation, which replaced our prior revolving credit facility. Loss on debt extinguishment in 2003 also includes $0.6 million in expense related to the write-off of unamortized debt issuance costs in association with our previous credit agreement.
      During the fourth quarter of 2002, we entered into an agreement to amend the revolving credit facility in place at that time. One of the results of this amendment was a reduction in the overall availability/borrowing capacity under the agreement. We recorded debt extinguishment expenses of $0.6 million at the time related to the reduction in the facility’s capacity.
      Interest Expense, net. Interest expense, net is detailed as follows (in millions):

				2004	2003
				Compared to	Compared to
	2004	2003	2002	2003	2002

Interest expense	$6.0	$5.0	$7.6	20%	(34)%
Less: Interest income	(1.0)	(0.5)	(1.1)	100%	(55)%

Net interest expense	$5.0	$4.5	$6.5	11%	(31)%

      As discussed above, the promissory note previously outstanding with Finestar was paid off in the third quarter of 2003. As a result of the placement of convertible notes in 2003, the $50.0 million note outstanding with Finestar at 3% was replaced with $90.0 million of notes at 5.5%. The additional borrowings and the higher interest rate resulted in a higher interest expense in 2004 compared to 2003.
      The reduction in interest expense in 2003 compared to 2002 was primarily the result of the reduced level of borrowings. We entered 2003 with substantially lower borrowings on our revolving credit facility compared to the beginning of 2002. During the first quarter of 2003, we replaced our then existing revolving credit facility with a $35.0 million, five-year revolving asset-based credit facility with Fleet Capital Corporation. Using cash generated from operations, the outstanding debt on our credit facility was further reduced to zero at the end of 2003, compared to $23.0 million at the end of 2002.
      Provision (Benefit) for Income Taxes. Below is a comparison of the provision (benefit) for income tax and effective tax rate for 2004, 2003 and 2002 (in millions):

	2004	2003	2002

Provision (benefit) for income taxes	$3.8	$(2.2)	$(18.8)
Effective tax rate	21%	12%	15%
      The difference in the 2004 and 2003 tax rates was due to the distribution of profits and losses by jurisdiction, adjustments to valuation allowances on deferred tax assets recorded at various locations, changes in tax regulations and a $2.5 million benefit in 2004 from the release of a tax contingency accrual upon expiration of the statute of limitations.

      The difference in the 2003 and 2002 tax rates was the result of losses in certain tax jurisdictions that require a valuation allowance for the related deferred tax benefits and non-deductibility of the majority of the goodwill impairment loss.
      Net Income (Loss). The net income (loss) recorded in each of the last three years was as follows (in millions, except per share data):

	2004	2003	2002

Net income (loss)	$13.9	$(15.6)	$(108.8)
Net income (loss) per basic share	$0.35	$(0.40)	$(2.84)
Net income (loss) per diluted share	$0.34	$(0.40)	$(2.84)
Basic shares outstanding	39.1	38.7	38.4
Diluted shares outstanding	51.1	38.7	38.4
      In comparison to 2003, the increase in net income in 2004 resulted from the increased gross profit due to higher revenue, favorable product mix and manufacturing cost reductions.
      In comparison to 2002, the improvement in net loss in 2003 resulted from the goodwill impairment loss, the additional excess and obsolete inventory charges and the significantly higher restructuring charges that were recorded in 2002. In addition, the higher gross profit in 2003 as a result of manufacturing cost savings contributed to the improvement.
Power Conversion
      Results for the Power Conversion segment in 2004 compared with prior years are as follows (in millions):

				2004	2003
				Compared to	Compared to
	2004	2003	2002	2003	2002

Revenue	$354.6	$314.4	$318.9	13%	(1)%
Operating income (loss)	12.7	(7.5)	(88.1)	269%	91%
      The increase in revenue in the Power Conversion segment recorded in 2004 compared to prior year was primarily attributable to higher sales to our server and storage customers. Demand improved as corporations increased spending on information technology infrastructure, reversing trends experienced in previous years.
      Operating income increased $20.2 million in 2004 compared to 2003 as a result of higher revenues and manufacturing cost reductions, partly offset by increased research and development expenses. Higher revenues contributed approximately $13.4 million, including the favorable impact of lower marginal costs achieved through greater utilization of our factories. Manufacturing cost reductions resulting from our past restructuring actions increased operating income by approximately $8.4 million in 2004. Research and development costs increased $4.3 million in 2004 to support revenue growth and investment in new technologies, such as digital control. While research and development costs increased in 2004, the relationship of such costs to our revenue remained consistent with 2003.
      The decrease in revenue recorded in 2003 compared to 2002 was primarily the result of lower sales to our server and storage customers, somewhat offset by increased sales to distribution customers. The decline in server and storage revenue reflected lower demand from corporations for information technology infrastructure, occurring in the first half of 2003. We expanded our sales staff and distribution networks in the U.S. and Europe, resulting in the growth in sales to distribution customers in 2003.
      The primary reason for the lower operating loss in 2003 is a reduction in charges compared to the prior year. Operating income in 2002 included a $35.0 million charge for goodwill impairment, an excess and obsolete inventory charge ($15.0 million) and restructuring charges in excess of the amount recorded in 2003 ($20.8 million). The remaining improvement was due to manufacturing costs savings from the restructuring actions implemented in 2003.
Communications Products
      Results for the Communications Products segment in 2004 compared with prior years are as follows (in millions):

				2004	2003
				Compared to	Compared to
	2004	2003	2002	2003	2002

Revenue	$74.8	$42.5	$31.9	76%	33%
Operating income (loss)	22.3	7.3	(20.9)	205%	135%
      Revenue increased in our Communications Products segment in 2004 compared to prior year primarily due to higher sales to our wireless infrastructure customers. The increased sales reflect a recovery of demand in the wireless infrastructure market sector and market share gains at our larger customers.
      The increase in revenue in 2003 compared to 2002 is primarily the result of higher sales to our wireless infrastructure and telecommunications customers. Sales of existing products grew as our customers responded to improved end-user demand.
      The effect of higher revenue contributed $18.6 million to the increase in operating income in 2004, partly offset by $2.5 million in higher research and development costs to support revenue growth and fund development of products designed to meet AdvancedTCA® standards.
      Operating income improved $28.2 million in 2003 from the operating loss reported in 2002 due to the reduction in charges and the effect of higher revenue of approximately $6.0 million. A goodwill impairment charge of $16.9 million and restructuring charges of $0.9 million were recorded in 2002.
Liquidity and Capital Resources
      The following table presents selected financial statement information for each of the past three years (in millions, except statistical data):

	2004	2003	2002

Cash and cash equivalents	$84.8	$94.2	$65.0
Short-term marketable debt securities	21.1	—	—
Long-term debt and capital leases	—	—	23.0
Convertible subordinated debt	90.0	90.0	46.5

Cash and marketable securities, net of debt	$15.9	$4.2	$(4.5)

Working Capital Statistics:
Days of sales outstanding	50	50	48
Days of inventory on-hand	55	52	71
Days of accounts payable outstanding	60	57	48
      The primary sources of cash currently available to us are cash on hand, cash from operations and funds available under our current revolving credit facility. These amounts are available to finance capital expenditures, fund working capital needs and pay interest on our convertible senior subordinated debt.
      Our cash and cash equivalents decreased from $94.2 million at the end of 2003 to $84.8 million at the end of 2004. However, a portion of our cash was used to purchase marketable debt securities, of which $21.1 million was held at the end of 2004. Cash and marketable securities increased in total by $11.7 million in 2004. The primary source of cash in 2004 was net income, adjusted for non-cash expenses.
      Cash Flows from Operating Activities. During 2004, our cash flows from operating activities served as a source of cash of $30.5 million. Net income, adjusted for non-cash expenses, which include the effect of depreciation and amortization and various provisions and reserves, was the primary source of cash, providing us with $43.5 million in operating cash during the year. Increases in accounts receivable ($7.5 million) and inventories ($9.9 million), due to the higher level of sales, partly reduced cash provided by operating activities.
      Overall working capital performance was consistent with the level recorded at the end of 2003. A small increase in days of inventory on-hand is due to the increase in the 2004 finished goods inventory levels maintained at local hubs for our major customers. Over the past three years, we have significantly improved our working capital performance as evidenced by the reduction in days of inventory on-hand and the increase in days of accounts payable outstanding. Looking forward, we anticipate only modest improvement in our accounts receivable and accounts payable performance, as we believe we are operating at a close to optimal level for our industry.
      Cash Flows from Investing Activities. Cash flows from investing activities reflect a net cash use of $43.3 million in 2004, comprised primarily of capital expenditures ($22.1 million) and investments in short-term marketable debt securities ($21.3 million). The increase in our capital expenditures in 2004 was inline with our prior expectations as the trends in design resulted in a higher number of surface-mounted components in our products, which combined with the higher demand, dictated an increase in the number of SMT lines, automated test equipment and other related production equipment we currently utilize.
      In 2004, we began to invest our excess cash that is not required to meet short-term operating needs in marketable debt securities. Our investment policy is to protect the value of our investment portfolio and minimize principal risk by earning returns based on current interest rates. Our investments at December 31, 2004 consisted primarily of corporate, government and municipal debt securities with remaining contractual maturities of less than one year.
      In the first quarter of 2004, we paid the remaining $0.7 million of contingent consideration for the acquisition of AzCore Technologies, Inc. In 2003, we made deferred or contingent payments related to the acquisitions of Spider Software Limited and AzCore of approximately $4.3 million. All deferred and contingent obligations related to past acquisitions have been satisfied. For additional information on our acquisitions, see Note 8 of the Consolidated Financial Statements.
      Cash Flows from Financing Activities. In 2004, cash flows from financing activities were a source of cash of $1.8 million. The primary source of cash was the exercise of stock options.
      On August 13, 2003, we completed an initial placement to qualified institutional investors of $75.0 million of our 5.5% convertible senior subordinated notes due 2010, and on August 27, 2003, we completed the sale of an additional $15.0 million. Net proceeds from the issuance of convertible senior subordinated notes in the third quarter of 2003 were approximately $86.3 million of notes. The placement was completed in order to replace the $50 million convertible note that had previously been issued to Finestar and to provide us with additional long-term working capital. The promissory note with Finestar was to mature in 2007 and contained a provision that allowed either party to redeem the note in January 2005. The new convertible debt issuance has an extended maturity date and the possibility of redemption on the part of the holder is removed. There is no financial covenant requirements associated with the 5.5% convertible senior subordinated notes. For additional information on the terms of the notes, please see Note 9 of the Consolidated Financial Statements.
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
      On March 28, 2003, we entered into a five-year, $35.0 million senior revolving credit facility with Fleet Capital Corporation. The asset-based facility replaced our prior senior revolving credit facility that was due to expire in March 2004. For additional information on the terms of our new asset-based credit facility, please see Note 10 of the Consolidated Financial Statements. On the day the agreement was completed, we used $19.0 million of cash on hand to pay off the amounts outstanding under our previous credit facility. We then borrowed $10.5 million on the new facility, resulting in a net reduction of total outstanding borrowings of $8.5 million. While the total availability under the facility may be as high as $35.0 million, the amount available to be borrowed is based on our level of qualifying domestic accounts receivable and inventory, which is subject to changing business conditions. Generally, as our level of qualifying accounts receivable and inventory increases, our availability increases up to the prescribed limit. As of the end of 2004, our outstanding balance on the revolving credit facility was zero, and our availability was $20.1 million.
      In addition to other affirmative and negative covenants customary for asset-based credit facilities, we are also subject to an EBITDA covenant that is triggered if the amount available to be borrowed plus cash deposited with Fleet Bank falls below $20.0 million. As of the end of the year, the availability and the cash deposited with Fleet were above the prescribed limit, and we were not subject to the additional covenant. Up to $5.0 million of the facility’s capacity can be used for letters of credit.
      Our sources of cash are the cash we currently have on hand, the availability under on our asset-based credit facility and cash generated from net income. We are expecting to generate cash from net income in 2005, but if our projections are significantly below our expectations, we believe that our other sources of cash are sufficient to cover our operating expenses, capital expenditures, restructuring requirements and interest payments for the next twelve months. If we are not able to generate cash from operations for a sustained period of time, we would, after our cash on hand and available line of credit were depleted, need to identify additional sources of cash. These sources could include additional issuances of debt or equity, sales of equipment or portions of the business.
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

      The following is a summary of future payments under contractual obligations as of December 31, 2004 (in millions):

		Payments Due by Period

	Total	<1 year	1-2 years	2-3 years	3-4 years	4-5 years	>5 years

Convertible senior subordinated notes	$90.0	—	—	—	—	—	$90.0
Asset-based revolving credit facility	—	—	—	—	—	—	—
Interest payments on convertible debt	29.7	5.0	5.0	5.0	5.0	5.0	4.7
Operating leases	15.7	8.5	2.3	1.7	1.1	0.4	1.7

Total contractual cash obligations	$135.4	$13.5	$7.3	$6.7	$6.1	$5.4	$96.4

		Commitment Expiration by Period

	Total	<1 year	1-2 years	2-3 years	3-4 years	4-5 years	>5 years

Asset-based revolving credit facility	$35.0	—	—	—	$35.0	—	—

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

Our future profitability depends on our ability to successfully develop and market our products in a volatile, competitive industry characterized by rapidly changing prices, technologies and customer demand.
      The markets for our products are characterized by rapidly changing technologies, changing customer demands, evolving industry standards, frequent new product introductions and, in some cases, short product life cycles. The development of new, technically advanced products is a complex and uncertain process requiring high levels of innovation and investment, as well as an accurate anticipation of technological and market trends. To respond to the needs of our customers in the communications industry, we must continuously develop new and more advanced products at lower prices. We are making significant investments in next generation technologies, but there can be no assurance that these investments will lead to additional revenue and profitability. Our inability to properly assess developments in the communications industry or to anticipate the needs of our customers could cause us to lose business with our current customers and prevent us from obtaining new customers. Additionally, because our products are incorporated into our customers’ products as components or sub-systems, our future profitability depends on the success of our customers’ products and the health of the communications industry in general.

Price erosion due to competition could have a material effect on our profitability.
      We operate in an industry where quality, reliability, stability, product capability and other factors influence our customers’ decisions to purchase our products. Because of the highly competitive nature of our industry, the price of our products is also a factor, and it could become a more important factor the more competitive our industry becomes. The competitive nature of our industry could result in price reductions, reduced profit margins and loss of market share, each of which would adversely affect our business, operating results and financial condition. Our strategies to manage the competition include, but are not limited to, maintaining an appropriate level of investment in research and development and sustaining and expanding relationships with our customers in the high-growth sectors of our industry; however, there can be no assurance that such strategies will be effective.

We face risks by having most of our manufacturing capacity concentrated in foreign locations.
      In 2004, approximately 79% of our total sales were from products manufactured in China and Europe. The closure of our facilities in Austria and Ireland in 2003 has concentrated our manufacturing capacity of our Power Conversion segment to our low-cost facilities in China and Hungary. The cost structure of these facilities and its relationship to our customers’ expectations for the price of our products makes our future success dependent on the ability to efficiently utilize our foreign manufacturing locations. International operations, however, are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, interruptions in air or sea transportation, political or economic changes, difficulties in staffing and managing foreign operations, foreign currency exchange rates and potentially adverse tax consequences, any or all of which could adversely affect our ability to manufacture our products and deliver those products to our customers.

We rely on significant relationships with a small number of customers and the loss of any of those customers or significant reductions in their purchases of our products could adversely affect our revenue and operating results.
      Our ten largest customers accounted for 72% of our total sales for the 2004 fiscal year, with sales to Dell Computer and IBM accounting for approximately 13% and 11% of our total 2004 sales, respectively. The telecommunications industry has recently experienced a consolidation of both U.S. and non-U.S. companies, as evidenced by the merger of AT&T Wireless and Cingular. As a result of these factors, it is possible that in fiscal 2005 and subsequent years an even greater percentage of our revenues will be attributable to a limited number of large service providers than in the past years. While we are “designed in” to and derive revenue from several distinct products with each customer, we do not have long-term contracts with customers and decisions by a small number of our customers to defer their purchasing decisions or to purchase products elsewhere could have a material adverse effect on our business, operating results and financial condition. The majority of our customers maintain a second source for the products they purchase from us and therefore could shift their purchases to another vendor.
      In addition, if we were to experience an unanticipated catastrophic quality issue (i.e., a product or design failure), or even a less than catastrophic but significant issue, with one of our customers (especially one of our two largest customers) that threatened our relationship with that customer, the competitive nature of our industry could allow that customer to terminate its relationship with us and move its business to one of our competitors. Furthermore, a majority of our largest customers customarily dual source their major programs, meaning that they purchase comparable products or components from two sources to ensure a reliable supply of component parts for their products. If we were to experience supply or quality issues on a dual sourced program, the customer could choose to move a greater percent of their orders to the secondary source without significant disruption to their supply chain.

If demand for our products were to increase, we could face production capacity constraints.
      Our current manufacturing capabilities are inline with the level of production we expect over the near term. If demand were to increase drastically from our expectations, we would be forced to add additional production capacity on very short notice. If our capacity constraints keep us from fulfilling customers’ orders, it could have a material adverse effect on our results from operations.

We face risks associated with the sale of our products in foreign locations.
      International sales have been, and are expected to continue to be, an important component of our total sales. In 2004, international sales represented 40% of our total sales. Because our customers do business in international locations, our future success is dependent on our continued growth and our ability to administer our sales operations in foreign markets. The success and profitability of our international operations is subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, increased import duties, interruptions in air or sea transportation, political or economic changes, difficulties in managing foreign operations, longer payment cycles, problems in collecting accounts receivable, foreign currency exchange rates and potentially adverse tax consequences, any or all of which could adversely affect our operations.

Our future profitability may be adversely affected by a disruption in our supply chain.
      As a result of the custom nature of certain of our manufactured products, components used in the manufacture of our products are currently obtained from a limited number of suppliers, and a small percentage of components are purchased from a single vendor. Should any of our suppliers have significant issues in designing or manufacturing our components in accordance with quality specifications or related regulations, there could be a disruption in our supply chain while we resolve the issues or transition to a different vendor. A change in suppliers, which could take several months to properly transition, could cause a delay in manufacturing, additional manufacturing costs and a possible loss of sales that could adversely affect our future operating results and financial position.

With an asset-based credit facility, we face risks associated with fluctuating credit availability.
      The amount available for borrowing under our senior credit facility is calculated as a percentage of our domestic accounts receivable and inventory that meet certain criteria as set forth in the credit agreement, minus reserves as determined by our lender. Our lender maintains the right to change the advance rates and eligibility criteria for our domestic accounts receivable and inventory and the discretion to change or institute new reserves against our availability. Accordingly, the amount available for borrowing under our senior credit facility may be reduced due to the reduction in the amount of our eligible assets resulting from changing market conditions, and the application of or changes to eligibility criteria, as well as the reduction of advance rates and/or the increase or change in reserve amounts, which may be imposed at the discretion of our lender. These factors could have the result of reducing the amount we may borrow under the facility at a time when we have a need to borrow additional amounts or requiring repayments under the facility at a time when we do not have adequate cash flow to make such repayments or when such repayments may not be in our best interest due to the economic climate and/or our financial condition at that time. These consequences could negatively impact our liquidity and such impact could be material. As of December 31, 2004, however, there were no amounts outstanding under our asset-based revolving credit facility.

The provisions of our credit agreement could affect our ability to enter into certain transactions.
      Our senior credit facility may restrict our ability to enter into certain corporate transactions (including, among other things, the disposition of assets, making certain capital expenditures and forming or acquiring subsidiaries) unless we obtain the prior written consent of Fleet Capital Corporation. Because we cannot guarantee that Fleet Capital Corporation will, in all circumstances, provide consent for the specific purposes for which we intend, our ability to enter into certain corporate transactions, to the extent that we may require capital in addition to our cash and investments on hand, may be prohibited or delayed.

Market consolidation could create companies that are larger and have greater resources than us.
      Our principal competitors include Acbel Polytech (Taiwan), Delta Electronics (Taiwan and Thailand), Emerson Electric, Invensys (UK), Lite-On (Taiwan), Power-One, Tyco International and Motorola. If our competitors consolidate, they would likely create entities with increased market share, customer bases, proprietary technology, marketing expertise and sales forces and would likely have increased purchasing leverage for acquiring raw materials. Such a development may create stronger competitors, which could adversely affect our ability to compete in the markets we serve.

We face, and might in the future face, intellectual property infringement claims that might be costly to resolve.
      We have, from time to time, received, and may in the future receive, communications from third parties asserting that our products or technology infringe on a third party’s patent or other intellectual property rights. Such claims have resulted in litigation in the past, and could result in litigation in the future. If we do not prevail in any such litigation, our business may be adversely affected, depending on the technology at issue. In addition, our industry is characterized by uncertain and conflicting intellectual property claims and, in some instances, vigorous protection and pursuit of intellectual property rights or positions, which have on occasion resulted in protracted and expensive litigation. We cannot make the assurance that intellectual property claims will not be made against us in the future or that we will not be prohibited from using our technologies subject to any such claims or that we will not be required to obtain licenses and make corresponding royalty payments. In addition, the necessary management attention to, and legal costs associated with, litigation could have a material adverse effect on our business, operating results and financial condition.

Our future success could depend on the protection of our intellectual property; costs associated with enforcing our intellectual property rights could adversely affect our operating results.
      We generally rely on patents and trade secret laws to establish and maintain proprietary rights in some of our technology and products, and such protections may become more important in our industry. While we have been issued a number of patents and other patent applications are currently pending, there can be no assurance that any of the patents will not be challenged, invalidated or circumvented, or that any rights granted under these patents will, in fact, provide us with competitive advantages. In addition, there can be no assurance that patents will be issued from pending applications, or that claims on future patents will be broad enough to protect our technology. Also, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. Litigation may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could have a significant adverse effect on our operating results.

Our future profitability may be adversely affected by a change in governmental regulation.
      Our operations are subject to laws, regulations, government policies and product certification requirements worldwide. Changes in such laws, regulations, policies or requirements in the United States or in other countries in which we operate or sell our products could result in the need to modify products and could affect the demand for our products, which may involve substantial costs or delays in sales and could have an adverse effect on our future operating results. For instance, in January of 2003 the European Union issued Directive 2002/95/EC of the European Parliament and of the Council, which restricts the use of certain hazardous substances in electrical and electronic equipment. This legislation is effective beginning July 1, 2006. In addition, several of our customers that operate in the regions not affected by this regulation have nevertheless chosen to comply with its provisions to reduce the hazardous impacts on the environment. In order to comply with this legislation, we have identified alternative materials and manufacturing processes that have successfully passed our qualification and reliability testing. While we expect to be fully compliant with this legislation within the required timeline, failure to achieve compliance could negatively impact our revenue.

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
      At December 31, 2004, we had $90 million of outstanding debt as reflected on our consolidated balance sheet included in this filing. We may incur additional indebtedness in the future and the terms of the outstanding convertible notes do not restrict our future issuance of indebtedness. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	a portion of our cash flow from operations will be dedicated to the payment of interest required with respect to outstanding indebtedness;

•	increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

•	depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, capital expenditures and general corporate and other purposes may be limited.
      Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to the success of the marketing of our products, general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we are not able to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things:

•	to seek additional financing in the debt or equity markets;

•	to refinance or restructure all or a portion of our indebtedness, including our outstanding convertible notes; or

•	to sell selected assets.

      Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms.

We may not have sufficient funds to repurchase our convertible notes upon a change of control.
      Our convertible notes issued in 2003 include a provision that the note holders have the right to tender the notes and request that the notes be repurchased if a “change of control” occurs. Should a “change of control” occur, no assurance can be given that we will have sufficient funds available to purchase notes that are tendered for repurchase or that we will be able to arrange financing on favorable terms. A failure to repurchase the tendered notes constitutes an event of default under the indenture.

Our Board of Directors’ ability to issue preferred shares could deter a change in control that could be profitable to our shareholders.
      Pursuant to our Certificate of Incorporation, as amended, our Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock, of which 451,376 have been designated as Series A — Junior Participating Preferred Stock in connection with our rights agreement, and to establish the preferences and rights of any such shares of preferred stock issued. The issuance of the preferred shares can have the effect of creating preferential dividends and/or other rights and/or delaying, making more difficult, or preventing a change of control of our company, even if a change of control is in the shareholders’ interest.

We have a rights agreement that could deter a potentially profitable take-over by a third party.
      Under our rights agreement, rights are issued along with each of our shares of common stock. A holder of such rights can purchase from us, under specified conditions, a portion of a preferred share, or receive common stock of our company, or receive common stock of an entity acquiring us, having a value equal to twice the exercise price of the right. The exercise price of the right is currently $95.00. Our rights agreement may have the effect of delaying or preventing a change of control of our company, even if a change of control is in the shareholders’ interest.

There are certain provisions of Florida law that could limit acquisitions and changes of control.
      The Florida 1989 Business Corporation Act, as amended, contains a section entitled “control-share acquisitions,” which, in certain circumstances, eliminates the voting rights of shares acquired in quantities so as to constitute “control shares,” as defined under Florida law. Florida law also restricts business combinations between our company and 10% owners of our common stock unless certain conditions are met or the transaction is approved by two-thirds of the voting shares of “disinterested” shareholders or by a majority of our “disinterested” directors. These provisions may also have the effect of inhibiting a third-party from making an acquisition proposal for our company or of delaying, deferring or preventing a change of control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then current trading price.

Our shareholders will be diluted if we issue shares subject to options, warrants, convertible notes or payment of matching contributions under our 401(k) plan.
      As of December 31, 2004, we had reserved the following shares of our common stock for issuance:

•	1,550,000 shares issuable upon exercise of outstanding warrants held by Finestar International, which are subject to anti-dilution provisions that provide for adjustments to the exercise price of the warrants for issuances of additional securities below a certain price;

•	6,851,000 shares issuable pursuant to stock options outstanding;

•	655,000 shares available for future grant under our stock option plans;

•	11,161,000 shares issuable upon conversion of 5.5% Convertible Senior Subordinated notes issued in August 2003; and

•	624,000 shares for the purpose of making matching contributions under our 401(k) plan.
      The issuances of some or all of this reserved common stock would dilute our existing stockholders.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      We are exposed to the impact of interest rate changes and foreign currency fluctuations. In the past, we have managed our interest rate risk on variable rate debt instruments through the use of interest rate swaps, pursuant to which, we exchanged our floating rate interest obligations for fixed rates. The fixing of the interest rates offsets our exposure to the uncertainty of floating interest rates during the term of the debt.
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
      It is our policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet the objectives, as stated above. We do not enter into foreign currency or interest rate transactions for speculative purposes. Gains or losses that result from changes in foreign currency rates are recorded at the time they are incurred. These gains or losses were not material in 2004 and 2003. In 2002, we recorded a gain on foreign exchange transactions of $5.2 million. We currently have no hedging instruments outstanding.

Item 8.	Financial Statements and Supplementary Data
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
Artesyn Technologies, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Artesyn Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Artesyn Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Artesyn Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Artesyn Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Artesyn Technologies, Inc. as of December 31, 2004 and December 26, 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the fiscal years ended December 31, 2004, December 26, 2003 and December 27, 2002 and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
West Palm Beach, Florida
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Artesyn Technologies, Inc.
      We have audited the accompanying consolidated balance sheets of Artesyn Technologies, Inc. and Subsidiaries (the Company) as of December 31, 2004 and December 26, 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the fiscal years ended December 31, 2004, December 26, 2003 and December 27, 2002. Our audits also included the financial statement schedule for the years ended December 31, 2004, December 26, 2003 and December 27, 2002 listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artesyn Technologies, Inc. and Subsidiaries at December 31, 2004 and December 26, 2003, and the consolidated results of their operations and their cash flows for the fiscal years ended December 31, 2004, December 26, 2003 and December 27, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Artesyn Technologies, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
West Palm Beach, Florida
March 15, 2005

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 26,
	2004	2003

	(Amounts in thousands
	except share data)
ASSETS
Current Assets
Cash and cash equivalents	$84,811	$94,215
Short-term marketable debt securities	21,125	—
Accounts receivable, net of allowances of $1,633 in 2004 and $2,831 in 2003	61,352	54,196
Inventories	50,320	44,047
Prepaid expenses and other current assets	1,380	2,753
Deferred income taxes	9,137	11,526

Total current assets	228,125	206,737

Property, Plant & Equipment, Net	66,124	64,210
Other Assets
Goodwill, net	22,107	20,806
Deferred income taxes	4,155	19,211
Other assets	21,128	5,712

Total other assets	47,390	45,729

Total assets	$341,639	$316,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$54,958	$47,994
Accrued and other current liabilities	52,838	49,224

Total current liabilities	107,796	97,218

Long-Term Liabilities
Convertible subordinated debt	90,000	90,000
Deferred income taxes	5,598	5,693
Other long-term liabilities	4,269	9,728

Total long-term liabilities	99,867	105,421

Total liabilities	207,663	202,639

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01; 80,000,000 shares authorized; 39,304,957 shares issued and outstanding in 2004 (38,755,365 shares in 2003)	393	387
Additional paid-in capital	131,787	129,169
Retained earnings (accumulated deficit)	5,832	(8,041)
Accumulated other comprehensive loss	(4,036)	(7,478)

Total shareholders’ equity	133,976	114,037

	$341,639	$316,676

The accompanying notes are an integral part of these consolidated financial statements.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

	(Amounts in thousands except per share data)
Sales	$429,389	$356,871	$350,829
Cost of Sales	319,757	287,617	321,263

Gross Profit	109,632	69,254	29,566

Expenses
Selling, general and administrative	45,851	38,898	36,593
Research and development	41,141	34,329	34,341
Restructuring and related charges	—	5,611	27,345
Goodwill impairment	—	—	51,856

	86,992	78,838	150,135

Operating Income (Loss)	22,640	(9,584)	(120,569)

Other Income (Expense)
Interest expense	(6,009)	(5,003)	(7,576)
Interest income	1,005	534	1,122
Debt extinguishment expense	—	(3,723)	(558)

	(5,004)	(8,192)	(7,012)

Income (Loss) Before Income Taxes	17,636	(17,776)	(127,581)
Provision (Benefit) for Income Taxes	3,763	(2,154)	(18,759)

Net Income (Loss)	$13,873	$(15,622)	$(108,822)

Earnings (Loss) Per Share
Basic	$0.35	$(0.40)	$(2.84)

Diluted	$0.34	$(0.40)	$(2.84)

Weighted Average Common and Common
Equivalent Shares Outstanding
Basic	39,093	38,678	38,370

Diluted	51,140	38,678	38,370

The accompanying notes are an integral part of these consolidated financial statements.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other	Total	Total
			Paid-In	(Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Deficit)	Loss	Equity	Income (Loss)

	(Amounts in thousands)
Balance, December 28, 2001	38,253	$383	$122,041	$116,403	$(19,582)	$219,245	$—
Issuance of common stock under stock option plans	136	1	741	—	—	742	—
Issuance of warrants in connection with convertible subordinated debt	—	—	5,105	—	—	5,105	—
Comprehensive loss:
Net loss	—	—	—	(108,822)	—	(108,822)	(108,822)
Changes in fair value of derivative financial instrument, net of income tax expense of $89	—	—	—	—	240	240	240
Foreign currency translation adjustment	—	—	—	—	6,936	6,936	6,936

Total comprehensive loss	—	—	—	—	—	—	(101,646)

Balance, December 27, 2002	38,389	384	127,887	7,581	(12,406)	123,446	—
Issuance of common stock	295	3	899	—	—	902	—
Issuance of common stock under stock option plans	71	—	202	—	—	202	—
Modification of warrants in connection with convertible subordinated debt	—	—	181	—	—	181	—
Comprehensive loss:
Net loss	—	—	—	(15,622)	—	(15,622)	(15,622)
Foreign currency translation adjustment	—	—	—	—	4,928	4,928	4,928

Total comprehensive loss	—	—	—	—	—	—	(10,694)

Balance, December 26, 2003	38,755	387	129,169	(8,041)	(7,478)	114,037	—
Issuance of common stock under stock option plans	466	5	1,753	—	—	1,758	—
Issuance of common stock	84	1	865	—	—	866	—
Comprehensive loss:
Net income	—	—	—	13,873	—	13,873	13,873
Foreign currency translation adjustment	—	—	—	—	3,478	3,478	3,478
Unrealized loss on marketable equity securities, net of income tax benefit of $23	—	—	—	—	(36)	(36)	(36)

Total comprehensive income	—	—	—	—	—	—	$17,315

Balance, December 31, 2004	39,305	$393	$131,787	$5,832	$(4,036)	$133,976

The accompanying notes are an integral part of these consolidated financial statements.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

	(Amounts in thousands)
Operating Activities
Net income (loss)	$13,873	$(15,622)	$(108,822)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of deferred debt issuance costs	22,275	22,937	26,978
Impairment of goodwill	—	—	51,856
Deferred income tax provision (benefit)	1,767	980	(12,826)
Provision for inventory valuation reserves	4,397	1,874	25,818
Provision for bad debts and returns	1,436	1,418	356
Non-cash restructuring charges	—	1,349	5,883
Accretion of convertible subordinated debt discount	—	1,064	1,622
Loss on debt extinguishment	—	3,723	588
Gain on foreign currency transactions	(560)	(451)	(5,231)
Other non-cash items	323	(109)	724
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(7,520)	(8,577)	30,768
Inventories	(9,852)	11,525	27,366
Prepaid expenses and other assets	1,424	278	(102)
Accounts payable and accrued liabilities	2,906	3,816	1,111

Net Cash Provided by Operating Activities	30,469	24,205	46,089

Investing Activities
Purchases of property, plant & equipment	(22,140)	(7,081)	(5,230)
Proceeds from sale of property, plant & equipment	908	735	538
Purchases of marketable securities	(76,344)	—	—
Proceeds from sale of marketable securities	55,035	—	—
Earn-out payments related to acquisitions	(714)	(4,259)	(4,335)

Net Cash Used in Investing Activities	(43,255)	(10,605)	(9,027)

Financing Activities
Proceeds from issuance of convertible subordinated debt	—	90,000	—
Proceeds from issuances of long-term debt, net of financing costs	—	9,481	49,000
Financing costs on convertible subordinated debt	—	(3,725)
Principal payments on convertible debt	—	(50,000)	—
Principal payments on debt and capital leases	(4)	(33,512)	(79,115)
Proceeds from exercises of stock options	1,758	202	742

Net Cash Provided by (Used in) Financing Activities	1,754	12,446	(29,373)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,628	3,168	3,229

(Decrease) Increase in Cash and Cash Equivalents	(9,404)	29,214	10,918

Cash and Cash Equivalents, Beginning of Year	94,215	65,001	54,083

Cash and Cash Equivalents, End of Year	$84,811	$94,215	$65,001

The accompanying notes are an integral part of these consolidated financial statements.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
      Organization. Artesyn Technologies, Inc. (Nasdaq: ATSN), a Florida corporation formed in 1968, is primarily engaged in the design, development, manufacture and sale of power conversion products and embedded computing solutions within the communications industry.
      Basis of Presentation. The accompanying consolidated financial statements include the accounts of Artesyn Technologies, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
      For purposes of clarity, as used herein, the terms “we,” “us,” “our,” “the Company,” and “Artesyn” mean Artesyn Technologies, Inc. and its subsidiaries (unless the context indicates another meaning).
      Fiscal Year. Our fiscal year ends on the Friday nearest December 31, which results in a 52- or 53-week year. The fiscal year ended December 31, 2004 is comprised of 53 weeks. The fiscal years ended December 26, 2003 and December  27, 2002 are comprised of 52 weeks. The upcoming fiscal year will be 52 weeks in length and will end on December 30, 2005.
      Cash and Cash Equivalents. Highly liquid investments with original maturities of 90 days or less are classified as cash and cash equivalents. These investments are carried at cost, which approximates market value.
      Marketable Debt Securities. Short-term investments at December 31, 2004 primarily consist of corporate, government and municipal debt securities with maturities of less than one year from the balance sheet date. All marketable debt securities are held in the Company’s name and deposited with a major financial institution. The Company’s policy is to invest in marketable debt securities with a minimum rating of single A or above from a nationally recognized credit rating agency. At December 31, 2004, all of the Company’s marketable debt securities were classified as available-for-sale and were carried at fair market value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive loss. We do not recognize changes in the fair value of investments in income unless a decline in value is considered other-than-temporary. For further information see Note 6.
      Trade Receivables. Trade receivables are stated on our Consolidated Balance Sheets at historical cost, which approximates fair value. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and specific customer collection issues that we have identified. Trade receivables are evaluated and written off against the allowance if they are determined to be uncollectible.
      Inventories. Inventories are stated at the lower of cost or market, on a first-in, first-out basis. We perform on-going evaluations of the recovery of our inventory and provisions are made to reduce excess or obsolete inventories to market based on current and expected demand for the finished product and the components used to manufacture it. Finished goods and work-in-process inventories include material, labor and manufacturing overhead.
      Property, Plant & Equipment. Property, plant and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. The depreciable lives range from two to fifteen years for machinery and equipment, fifteen to thirty years for buildings and building improvements and two to ten years for furniture and fixtures. Leasehold improvements are depreciated over the remaining applicable lease term, or their estimated useful

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lives, whichever is shorter. Major renewals and improvements are capitalized, while maintenance, repairs and minor renewals not expected to extend the life of an asset beyond its normal useful life are expensed as incurred.
      Impairment of Long-Lived Assets. We periodically evaluate whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets to be held and used, or whether the remaining balance of long-lived assets to be held and used should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of long-lived assets to be held and used to determine whether impairment has occurred. Impairment is recorded if the carrying value of the asset is determined to be in excess of its fair value. No impairment was recorded for assets held and used during any of the years presented. (See Note 7 for asset disposals related to restructuring activities).
      Goodwill. The excess of purchase price over net identifiable assets of companies acquired is reported as goodwill. As prescribed by Statement of Financial Accounting Standards (“SFAS”) 142, which we adopted in the first quarter of 2002, goodwill is not amortized but is instead tested annually for potential impairment. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated, is less than the carrying value of that reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value.
      We assess goodwill at our segment level (see Note 15). We do not assess goodwill at a more distinct level because there were no business units below the segment level where discrete financial information is available that were regularly reviewed by segment management and exhibited separate economic characteristics from the other components of the operating segment.
      Foreign Currency Translation. The functional currency of certain of our Asian subsidiaries is predominantly the US dollar, as their transactions are generally denominated in US dollars. The assets and liabilities of these Asian subsidiaries are remeasured into US dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average exchange rates for the period. The functional currency of our European and certain of our Asian subsidiaries is each entity’s local currency. Assets and liabilities are translated from their functional currency into US dollars using exchange rates in effect at the balance sheet date. Equity is translated using historical exchange rates. Income and expense items are translated using average exchange rates for the period. The effect of exchange rate fluctuations on the translation of foreign currency assets and liabilities into US dollars is included in accumulated other comprehensive loss. Foreign exchange transaction gains included in the results of operations were $5.2 million in 2002. Foreign exchange amounts were not significant for the years ending December 31, 2004 and December 26, 2003.
      Revenue Recognition. We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is probable. For sales including software products, we typically have no installation, maintenance or other obligations related to the software, and accordingly, revenue is recognized as the products are shipped and the customer accepts title.
      The Company may enter into revenue arrangements to sell products (hardware and software) and services in which we are obligated to deliver to our customers multiple products and/or services. For those products which require additional services, revenue related to those services is deferred and recognized as the services are performed in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and related interpretations.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Sales are comprised of gross revenues less provisions for expected customer returns and other sales allowances. The related reserves for these provisions are included in “Accounts Receivable, net of allowances” in the accompanying consolidated balance sheets. We establish provisions for estimated returns and sales allowances concurrently with the recognition of revenue based on a variety of factors including actual return and sales allowance history and projected economic conditions. We continually monitor customer inventory levels and make adjustments to these provisions when we believe they are not adequate to cover anticipated returns or allowances.
      All costs associated with shipping and handling are recognized in cost of sales.
      Product Warranty. We record estimated product warranty costs, included in cost of sales, in the period in which the related revenues are recognized. Warranty expense is generally estimated based on the historical warranty costs. The estimates used in the calculation are periodically evaluated by management and appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluation.
      Changes in our product warranty liability are as follows ($000s):

	2004	2003

Balance, beginning of period	$7,854	$5,378
Warranties issued during the period	2,059	5,183
Settlements made during the period	(2,980)	(2,707)

Balance, end of period	$6,933	$7,854

      Research and Development. Research and development costs include product engineering, product development and research and developments costs, which are expensed in the period incurred.
      Advertising Expenses. Costs related to advertising are recognized in Selling, General and Administrative expenses as incurred. Advertising expense is not material in any of the periods presented.
      Income Taxes. The Company provides for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” SFAS 109 recognizes deferred tax assets and liabilities in different time periods for book and tax purposes. Valuation allowances are recorded related to deferred tax assets when the Company determines that it is more likely than not that the Company will not achieve sufficient future taxable income to realize all of its deferred tax assets. Tax returns related to our consolidated financial statements are filed in the United States, individual states and foreign countries where we conduct business. We are subject to audits by federal, state and foreign tax authorities. These audits may result in changes to our previous tax filing positions that may result in additional tax liabilities. We account for income tax contingencies in accordance with SFAS 5, “Accounting for Income Taxes.” The aggregate income taxes payable, including accrued tax contingencies, of $10.9 million and $9.9 million at December 31, 2004 and December 26, 2003, respectively, are included in accrued and other current liabilities on the Consolidated Balance Sheets.
      Stock-Based Compensation. We apply Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”) in accounting for stock-based compensation for employees and non-employee directors. In accordance with APB 25, if the exercise price of stock options granted equals the market price of the underlying stock on the date of grant, no compensation cost is recognized for grants issued under our fixed stock option plans. Pro forma information regarding net income (loss) and earnings (loss) per share is required by

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, and has been determined as if we had accounted for our employee and outside directors stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002

Risk-free interest rate	3.3%	2.2%	3.1%
Dividend yield	—	—	—
Expected volatility	79%	94%	98%
Expected life	3.6 years	3.3 years	3.9 years
      Our pro forma information is presented as follows ($000s except per share data):

		2004	2003	2002

Net income (loss)	As reported	$13,873	$(15,622)	$(108,822)
Pro forma expense, net of tax effect		(3,504)	(5,464)	(11,965)

	Pro forma	$10,369	$(21,086)	$(120,787)

Earnings (loss) per share — Basic	As reported	$0.35	$(0.40)	$(2.84)

	Pro forma	$0.27	$(0.55)	$(3.15)

Earnings (loss) per shared — Diluted	As reported	$0.34	$(0.40)	$(2.84)

	Pro forma	$0.26	$(0.55)	$(3.15)

      See Note 13 to the consolidated financial statements for other disclosures related to our stock option plans.
      Earnings (Loss) Per Share. Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during each period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options (calculated using the treasury stock method) and common stock potentially issuable upon conversion of our convertible subordinated debt (calculated using the if-converted method). The reconciliation of the numerator and denominator of the earnings per share calculation is presented in Note 18.
      Comprehensive Loss. Comprehensive loss, which encompasses net loss and the effects of foreign currency translation adjustments, unrealized gains and losses on marketable debt securities available for sale and changes in fair value of derivative financial instruments, net of tax where applicable, is disclosed in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss).
      Use of Estimates. The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant estimates made by management include the provision for doubtful accounts receivable, inventory write-downs for potentially excess or obsolete inventory, warranty reserves, valuation allowances on deferred tax assets and reserves for income tax contingencies. Actual results will differ from those estimates.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Concentration of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and marketable debt securities. Our cash management and investment policies restrict investments to low-risk, highly liquid securities, and we transact business with high credit quality domestic and foreign financial institutions with which we hold our investments. We sell our products to customers in various geographical areas. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain reserves for potential credit losses, and such losses traditionally have been within our expectations and have not been material in any year.
      The following table includes sales to customers equal to or in excess of 10% of total sales for the periods presented:

	2004	2003	2002

Dell Computer	13%	11%	15%
IBM	11%	7%	3%
Hewlett-Packard	10%	15%	17%
Sun Microsystems	8%	10%	13%
      Revenue from Hewlett-Packard is recorded in both business segments, with revenue from Dell, IBM and Sun Microsystems recorded only in the Power Conversion segment. See Note 15 for segment information.
      Fair Value of Financial Instruments. Carrying values of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value because they are recorded at a fair value or due to the short-term nature of these accounts. The fair value of our Senior Subordinated Convertible Notes is $115.8 million and $113.5 million for the years ended December 31, 2004 and December 26, 2003, respectively. The fair value amounts are based on actual, private market transactions occurring at or near the end of the year as reported to us by current and former holders of the notes.
      Reclassifications. Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payments.” This statement replaces SFAS 123, and supersedes APB 25. SFAS 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. The new standard requires that the compensation cost relating to share-based payment be recognized in financial statements at fair value. SFAS 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The Company is required to adopt SFAS 123R in the fiscal quarter beginning July 2, 2005, using a modified version of prospective application or may elect to apply a modified version of retrospective application. We expect that the adoption of this statement will have a material impact on the financial results. We have not yet determined the method of adoption or the effect of adopting SFAS 123R.
      In November 2004, FASB issued SFAS 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” This standard provides clarification that abnormal amounts of idle facility expense,

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
freight, handling costs and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This adoption of this standard is not expected to have a material impact to our financial statements.

2.	Inventories
      The components of inventories are as follows ($000s):

	December 31,	December 26,
	2004	2003

Raw materials	$19,736	$17,184
Work-in-process	8,722	8,446
Finished goods	21,862	18,417

	$50,320	$44,047

3.	Property, Plant & Equipment
      Property, plant & equipment is comprised of the following ($000s):

	December 31,	December 26,
	2004	2003

Land	$1,719	$1,633
Buildings and fixtures	22,687	21,953
Machinery and equipment	177,146	162,301
Leasehold improvements	9,279	8,914

	210,831	194,801
Less accumulated depreciation	(144,707)	(130,591)

	$66,124	$64,210

      Depreciation expense related to property, plant & equipment was $21.5 million, $22.2 million, and $25.8 million in fiscal years 2004, 2003 and 2002, respectively.

4.	Other Assets
      The components of other assets are as follows ($000s):

	December 31,	December 26,
	2004	2003

Long term prepaid asset, net of accumulated amortization of $1,148 in 2004	$16,240	$—
Deferred debt issuance costs, net of accumulated amortization of $1,178 in 2004 and $378 in 2003	3,669	4,470
Other	1,219	1,242

	$21,128	$5,712

      In 2004, we executed an inter-company sale of intangible assets. As a result of this transaction, a prepaid asset associated with previously recorded deferred tax assets in our Austrian tax jurisdiction was established, and the related long-term deferred tax assets were reduced by a

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
corresponding amount. The components of the prepaid asset of $17.4 million are amortized to the income tax provision over their useful lives, ranging from 5 to 15 years, corresponding to the lives of the related intangible assets for tax return purposes.
      Deferred debt issuance costs relate to costs incurred in connection with the issuance of the 5.5% Convertible Senior Subordinated Notes in 2003. The costs are amortized using a method that approximates the effective interest rate method over the length of indebtedness to which they relate. For more information on the Convertible Senior Subordinated Notes see Note 9.

5.	Accrued and Other Liabilities
      The components of accrued and other current liabilities are as follows ($000s):

	December 31,	December 26,
	2004	2003

Compensation and benefits	$16,006	$14,780
Income taxes payable	10,868	9,949
Warranty reserve	6,933	7,854
Restructuring reserve (current portion)	5,806	5,552
Other	13,225	11,089

	$52,838	$49,224

      At December 31, 2004 and December 26, 2003, other accrued liabilities consisted primarily of accruals for professional fees, consulting, insurance, interest, deferred income and non-income taxes.
      The components of other long-term liabilities are as follows ($000s):

	December 31,	December 26,
	2004	2003

Restructuring reserve	$3,252	$8,662
Directors’ pension plan	1,017	1,066

	$4,269	$9,728

6.	Investments
      The components of short-term marketable debt securities are as follows ($000s):

December 31,
2004

Government securities	$14,110
Corporate securities	4,565
Municipal securities	2,450

$21,125

      The Company’s short-term investments are classified as available-for-sale and are recorded at fair value. Gross realized gains and losses on sales of securities and other-than-temporary write downs of investments classified as available-for-sale, using the specific identification method, were not material for the year ended December 31, 2004. The Company’s unrealized gains and losses, net of taxes, are reported in accumulated other comprehensive loss. At December 31, 2004, the average original contractual maturity of the Company’s short-term available-for-sale investments

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was approximately nine months. The average remaining maturity of the Company’s short-term available-for-sale investments at December 31, 2004 was three months. The Company did not hold any marketable securities as of December 26, 2003.

7.	Restructuring and Related Charges
      Beginning in 2001, we implemented plans to restructure our operations due to the significant reduction in customer demand for our products that had resulted in excess manufacturing capacity and costs. Our restructuring activities outlined below were designed to address the following issues:

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
      Pursuant to our restructuring plans, we closed our Kindberg, Austria facility in April 2003 and our Youghal, Ireland plant in September 2003. The charge for facility closures was comprised of write-offs of equipment and other fixed assets to be disposed of or abandoned, and an estimate of the future lease commitments and buy-out options for the locations being closed, after considering sublease and time-to-market expectations. The disposal of assets related to the two closures was substantially completed in 2003. The liabilities related to facility closures contain continuing lease obligations, the longest of which extends to 2008. Remaining lease payments are recorded in both current and long-term liabilities. We will continue to aggressively market these locations in an attempt to secure sublease arrangements on favorable terms.
      The restructuring plans included the termination and payment of related severance benefits for approximately 1,900 employees (1,200 direct labor, 500 indirect labor and 200 administrative), of which approximately 1,800 employees had been terminated as of December 26, 2003. As of December 31, 2004, almost all affected employees have been terminated pursuant to our restructuring plans. The remaining terminations and associated termination payments will be made during the first half of 2005.
      The workforce reduction at our Ireland location as a result of our restructuring plan gave rise to a $3.4 million liability for repayment of developmental grants. We were previously granted development funds by the Irish government subject to the condition we maintain a work force of at least 300 employees at the facility in Ireland. Our restructuring actions at the facility resulted in a headcount significantly below 300 employees, triggering an obligation to repay the grants. In September 2003, we signed an agreement to repay €1.2 million (equivalent to $1.6 million as of December 31, 2004) to the Irish government over the next four years, with repayment of the remaining liability contingent upon maintaining future workforce levels through 2009. Repayment due in 2005 of approximately $0.4 million is classified as a current liability as of December 31, 2004, with the remaining $3.0 million recorded in other long-term liabilities. If we maintain current employee levels through 2009 repayment of approximately $1.8 million will be forgiven.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Restructuring charges incurred in 2004 pursuant to our restructuring plans were not significant. The 2004 activity related to restructuring charges is presented in the following table ($000s):

	Accrued		Accrued
	Liability at		Liability at
	December 26,		December 31,
	2003	2004 Activity	2004

Employee termination costs	$1,462	$(610)	$852
Liability for payback of developmental grants	3,080	306	3,386
Facility closures	9,672	(4,852)	4,820

	$14,214	$(5,156)	$9,058

      During 2003 and 2002, we recorded restructuring and related charges totaling approximately $5.6 million and $27.3 million, respectively. This amount included employee and facility expenses related to the closure of our Kindberg, Austria and Youghal, Ireland manufacturing facilities. Other headcount reductions, asset write-offs and facility closure expenses are also included in the charges.
      The components of the restructuring charge, along with the 2003 activity are presented in the following table ($000s):

	Accrued	2003 Activity			Accrued
	Liability at				Liability at
	December 27,	Restructuring			December 26,
	2002	Charge	Cash	Non-Cash	2003

Employee termination costs	$8,879	$2,201	$(9,618)	$—	$1,462
Liability for payback of developmental grants	2,654	30	—	396	3,080
Facility closures	13,954	3,380	(6,313)	(1,349)	9,672

	$25,487	$5,611	$(15,931)	$(953)	$14,214

      The components of the restructuring charge, along with the 2002 activity are presented in the following table ($000s):

	Accrued	2002 Activity			Accrued
	Liability at				Liability at
	December 28,	Restructuring			December 27,
	2001	Charge	Cash	Non-Cash	2002

Employee termination costs	$2,283	$9,887	$(3,291)	$—	$8,879
Liability for payback of developmental grants	—	2,547	—	107	2,654
Facility closures	3,149	14,911	—	(4,106)	13,954

	$5,432	$27,345	$(3,291)	$(3,999)	$25,487

8.	Business Combinations
      Effective August 4, 2000, we acquired 100% of the capital stock of AzCore Technologies, Inc. (“AzCore”). The purchase price consisted of a $5.8 million cash payment, net of cash acquired,

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which was paid in the third quarter of 2000 and additional contingent payments of up to $8.0 million if AzCore’s products met certain milestones. All of the milestones were met and we paid the entire $8.0 million of contingent payments: $5.5 million in 2002, $1.8 million in 2003, with the final $0.7 million payment in the first quarter of 2004.
      Effective March 27, 2000, we acquired 100% of the capital stock of Spider Software Limited. The purchase price included approximately $33.0 million of fixed cash payments, of which $28.0 million was paid in the first quarter of 2000 and the remaining $5.0 million was paid in April 2002 and 2003, in equal installments. Contingent consideration earned was $1.2 million, of which $0.7 million was paid during 2001, with the remaining $0.5 million paid in 2002. The company has no remaining contingent consideration obligations.

9.	Convertible Debt
      On August 13, 2003, we completed the initial placement to qualified institutional buyers of $75.0 million of 5.5% Convertible Senior Subordinated Notes due in 2010, and subsequently sold an additional $15.0 million of notes on August 27, 2003. Net proceeds from this placement were $86.3 million. The notes bear interest at 5.5%, payable semi-annually on February 15 and August 15 of each year beginning on February 15, 2004, and will mature on August 15, 2010. On or after August 15, 2008, we may redeem some or all of the notes at 100% of their principal amount plus accrued and unpaid interest. Holders of the notes may convert the notes into shares of our common stock at any time prior to the maturity date of the notes (unless previously redeemed or repurchased) at a conversion price of $8.064 per share (equivalent to an initial conversion rate of approximately 124.0079 shares per $1,000 principal amount of notes), subject to adjustments for certain events as set forth in the registration statement on Form S-3 filed after the completion of the offering. The notes are not listed on any securities exchange or included in any automated quotation system. The notes are eligible for trading on the PORTAL market of the National Association of Securities Dealers, Inc. There are no financial covenant requirements associated with the notes.
      On January 15, 2002, we received an investment by Finestar International Ltd. (“Finestar”), an entity controlled by Mr. Bruce Cheng, founder and chairman of Delta Electronics, a leading global power supply, electronic component, and video display manufacturer and one of our competitors. This investment consisted of the issuance of a $50.0 million five-year subordinated convertible note and a five-year warrant to purchase up to 1.55 million shares of our common stock. We attributed approximately $4.5 million of the value of the transaction to the warrant, and were accreting the balance of the debt, as required, back to the face value of the note when the placement of the 5.5% convertible notes, discussed above, was completed. With a portion of the net proceeds from the private placement, we fully paid the convertible note held by Finestar, which resulted in a $3.1 million loss on debt extinguishment in the third quarter of 2003. Additionally, because the Finestar note has been paid in full, the shares of common stock underlying the convertible note are no longer issuable upon conversion or subject to the registration statement on Form S-3 filed in connection with the Finestar transaction.
      As of December 31, 2004 the warrant we issued to Finestar remained outstanding. Due to the weighted average anti-dilution protection feature in the original warrant agreement with Finestar, the exercise price of the warrant was adjusted to $10.73 per share from $11.50 per share in connection with the convertible senior subordinated notes issued in August 2003. The $0.2 million change in the fair value of the warrants in 2003 was recorded as a cost of the convertible senior subordinated debt issuance.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Credit Facilities
      On March 28, 2003, we entered into a five-year, $35.0 million credit facility with Fleet Capital Corporation. The asset-based facility replaced our prior revolving credit facility that expired in March 2004. The facility bears interest at LIBOR plus 2.25% or the bank’s Prime Rate plus 0.5%, and adjusts in the future based on the level of availability under the facility plus our domestic cash on hand. While the availability on the facility is $35.0 million, the amount actually available for borrowing is limited based on our level of qualifying domestic accounts receivable and inventory, which is subject to changing business conditions. Up to $5.0 million of the facility’s capacity can be used for letters of credit. Under the terms of the credit agreement, we are subject to a financial covenant that only applies when the amount available to be borrowed plus cash deposited at Fleet Bank falls below a prescribed limit. We have not fallen below that limit. We are also subject to other covenants and conditions. As of December 31, 2004 and December 26, 2003 we were in compliance with all financial covenants and conditions related to our credit facility.
      On December 31, 2004 and December 26, 2003, the amount available to be borrowed was approximately $20.1 and $21.8 million respectively, and there were no borrowings outstanding under this facility as of those dates. Our asset-based facility is secured by our domestic assets, including a pledge of the stock of our domestic subsidiaries and 65% of the stock of certain of our foreign subsidiaries. On the date the credit agreement was completed, we used $19.0 million of cash on hand to pay off the amounts outstanding on our previous credit facility. Total payments related to the previous credit facility were $23.0 million in 2003 and $78.7 million in 2002. The remaining unamortized balance of deferred financing costs capitalized in connection with the previous credit facility of $0.6 million was written off as a loss on debt extinguishment in 2003.

11.	Income Taxes
      Our tax provision (benefit) is based on statutory tax rates and planning opportunities available to us in the various jurisdictions in which we earn income. Judgment is required in determining the provision (benefit) for income taxes, as well as realizable deferred tax assets and liabilities. We adjust our income tax provision (benefit), when required, for any changes that impact our underlying judgments and income tax filing positions. The components of the provision (benefit) for income taxes consist of the following ($000s):

	2004	2003	2002

Current provision (benefit):
Federal	$(747)	$(3,486)	$(5,372)
State	289	(398)	(614)
Foreign	2,454	750	53

Total current	1,996	(3,134)	(5,933)
Deferred provision (benefit):
Federal	1,846	3,449	(7,795)
State	230	477	(764)
Foreign	(309)	(2,946)	(4,267)

Total deferred	1,767	980	(12,826)

Total provision (benefit) for income taxes	$3,763	$(2,154)	$(18,759)

      Included in the 2004 tax provision is a $2.5 million reduction of certain tax liabilities related to a prior period’s tax return no longer required due to expiration of the statute of limitations.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additionally, in the second quarter of 2004, the Austrian government enacted a change in the income tax rate applied to profits and losses generated in its jurisdiction after 2004 from 34% to 25%. The change required us to lower our deferred tax assets by $0.3 million in this jurisdiction to reflect the effect of the lower tax rate.
      We have not provided for U.S. income taxes on undistributed earnings of our foreign subsidiaries as such earnings are intended to be reinvested indefinitely outside the U.S. We had approximately $89.7 million of undistributed earnings as of December 31, 2004. The American Jobs Creation Act signed into law on October 22, 2004 allows for a favorable effective rate on the repatriation of certain qualifying foreign earnings to the United States. While our plans to indefinitely reinvest foreign earnings have not changed at this time, we are still evaluating the act and all associated guidance to determine whether some portion of these earnings should be repatriated. The impact of such repatriation cannot reasonably be estimated at this time. We expect to complete our evaluation of the repatriation provision and its impact by the end of the second quarter of 2005. If we make the decision to repatriate earnings in the future, our provision for income taxes could increase significantly in the period that we make the decision.
      The components of our income (loss) before provision (benefit) for income taxes consist of the following ($000s):

	2004	2003	2002

U.S.	$8,828	$(5,552)	$(64,821)
Foreign	8,808	(12,224)	(62,760)

Total income (loss) before provision (benefit) for income taxes	$17,636	$(17,776)	$(127,581)

      The reconciliation of our effective tax rate to the U.S. federal statutory income tax rate is as follows:

	2004	2003	2002

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign tax effects	(15.0)	(30.4)	(14.8)
Permanent items	(3.7)	3.1	(1.4)
Austrian tax rate change	1.4	—	(6.1)
State income tax effect, net of federal benefit	3.6	(0.6)	0.8
Tax credits	—	4.3	1.2
Other	—	0.7	—

Effective income tax rate	21.3%	12.1%	14.7%

      Deferred income taxes represent the expected tax consequences of transactions that are recognized in different time periods for book and tax purposes. Significant components of our

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deferred tax assets and liabilities as of December 31, 2004 and December 26, 2003 are as follows ($000s):

	2004	2003

Current Deferred Tax Assets
Inventory valuation reserves	$3,061	$4,173
Other accrued liabilities	5,674	6,780
Allowance for doubtful accounts	402	573

	$9,137	$11,526

Long-Term Deferred Tax Assets
Lease liabilities	$1,521	$2,177
Other accrued liabilities	570	556
Net operating loss carryforwards	16,606	27,260
Tax credit carryover	1,633	1,633
Valuation allowance	(16,175)	(12,415)

	$4,155	$19,211

Long-Term Deferred Tax Liabilities
Property, plant & equipment	$4,023	$3,804
Goodwill	1,479	1,210
Other	96	679

	$5,598	$5,693

      The valuation allowances as of December 31, 2004 and December 26, 2003, are primarily associated with foreign net operating loss carryforwards related to certain Artesyn subsidiaries. Management has established a valuation allowance where it believes that it is “more likely than not” that it will not realize these deferred tax assets based on our earnings history, the number of years that our operating losses can be carried forward, expected future taxable income by jurisdiction and tax planning strategies. The valuation allowance increased $3.8 million, $1.7 million and $7.8 million during 2004, 2003 and 2002, respectively.
      Approximately $22.1 million of our net operating loss carryforwards expire through fiscal 2008 and $9.7 million through 2024. Certain foreign net operating loss carryforwards, totaling approximately $77.5 million, have an indefinite life.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes our net operating loss carryforwards as of December 31, 2004 and related expiration dates by country ($000s):

	Net Operating
Country	Loss Available	Expiration

United States	$9.7	2024
Austria	18.9	No expiration
Hungary	23.6	2005-no expiration
Germany	14.8	No expiration
United Kingdom	4.0	No expiration
Ireland	30.7	No expiration
Netherlands	7.6	No expiration

Total	$109.3

      Approximately $80.7 million of our net operating loss carryforwards are offset by valuation allowances. The Company has $1.9 million of research and development credits expiring in 2022 and 2023.

12.	Commitments and Contingencies

Legal Proceedings
      On February 8, 2001, VLT, Inc. and Vicor Corporation filed a suit against us in the United States District Court of Massachusetts alleging that we infringed on a U.S. patent entitled “Optimal Resetting of The Transformer’s Core in Single Ended Forward Converters.” By agreement, Vicor Corporation subsequently withdrew as plaintiff. VLT has alleged that it is the owner of the patent and that we have manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. VLT seeks damages, including royalties, lost profits, interest, attorneys’ fees and increased damages under 35 U.S.C. § 284. Originally, we challenged the validity of the patent and denied the infringement claims, but have since reached an agreement with VLT on a stipulated judgment, after the Court ruled on the scope of the patent.
      In the stipulated judgment, VLT agreed that, under the court’s construction, most of the Artesyn products that were originally accused of infringement (representing over 90% of the accused sales volume) did not infringe the patent. In exchange, we agreed that, under the Court’s claim construction, the patent is valid and enforceable, and one category of our products (representing less than 10% of the accused sales) did infringe the patent, prior to its expiration in February of 2002. Due to the patent expiration, the parties agree that no current Artesyn products can infringe.
      The respective parties each appealed the stipulated judgment, including the district court’s claim constructions to the United States Court of Appeals for the Federal Circuit. On May 24, 2004, the Federal Circuit affirmed the rulings of the District Court and subsequently denied all motions for rehearing and reconsideration and remanded the case back to the District Court. The only issue pending at the District Court following the Federal Circuit’s decision is what, if any, damages are owed by us to VLT on the limited sales of the remaining category of our products that infringe the patent under the stipulated judgment. At the present time we are unable to predict the outcome of this matter or ultimate liability owed by us for damages, if any.
      We are a party to various other legal proceedings, which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, we believe that

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

Purchase Commitments
      We have long-term relationships pertaining to the purchase of certain raw materials with various suppliers as of December 31, 2004. These purchase commitments are not expected to exceed Artesyn’s usage requirements.

Lease Obligations
      We are obligated under non-cancelable operating leases for facilities and equipment that expire at various dates through 2010 and thereafter. Many of our leases contain renewal options and escalation clauses. Renewal options, when probable, are considered at the outset of the lease term and escalation clauses are considered in the recording of periodic rent expense. Future minimum annual rental obligations as of December 31, 2004 are as follows ($000s):

Operating
Fiscal Year	Leases

2005	$8,518
2006	2,307
2007	1,730
2008	1,137
2009	357
2010 and thereafter	1,611

$15,660

      Rental expense under operating leases amounted to $5.9 million, $6.0 million and $9.3 million in fiscal years 2004, 2003 and 2002, respectively. Sublease income was $0.2 million and $2.6 million for fiscal years 2003 and 2002, respectively. There was no sublease income in 2004.
      A liability has been recorded for several leased facilities and equipment no longer deployed in our operations, including facilities in Broomfield, Colorado; Milpitas, California; and Framingham, Massachusetts. The future contracted lease obligations have been accrued for as part of our restructuring reserve (see Note 7). The aggregate minimum annual rental obligations and sublease income under these leases have been included in the lease commitments table presented above. The total of these liabilities, which are included in current and long-term accrued liabilities, was $4.7 million at December 31, 2004.

13.	Stock-Based Compensation Plans

Employee Stock Option Plan
      During 2000, we established the 2000 Performance Equity Plan, or PEP, under which we reserved 4,400,000 shares of common stock for granting of either incentive or nonqualified stock options to key employees and officers. This was essentially an extension of the 1990 Performance Equity Plan, pursuant to which 5,950,000 shares of our common stock were reserved for option grants, but due to its ten year term, no options could be granted after 2000. Options that terminate or expire under the PEP or the 1990 Plan are available for re-grant under the PEP. Under the current plan, non-qualified stock options have been granted at prices not less than the fair market value of the underlying common stock on the date of each grant as determined by our Board of Directors.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The maximum term of the options is 10 years, although all options granted subsequent to 1997 have been granted with a 5-year term. The options granted in 2004 become exercisable in stages upon the passage of time ranging from twelve to thirty-six months from the date of grant, subject to extended vesting periods of up to fifty-eight months, based on the level of our stock price. At our 2004 annual meeting of stockholders, our stockholders approved amendments to the PEP that allow other types of equity and other compensation to be granted under the PEP. To date, however, no incentive compensation other than stock options has been granted under the PEP.

Outside Directors Stock Option Plan
      In 1990, we established the 1990 Outside Directors Stock Option Plan, which was last amended in 2004. Under the current provisions of this plan, 1,400,000 shares of common stock are reserved for granting of non-qualified stock options to our directors who are not employees at exercise prices not less than the fair market value of the underlying common stock on the date of each grant. Upon election or appointment to the Board of Directors and each year he or she is elected thereafter, outside directors receive options to purchase 10,000 shares of common stock provided that they own a specified number of shares of common stock of Artesyn based on a formula set forth in the plan or as of a previous grant date. The options granted under the Outside Directors Stock Option Plan fully vest on the one-year anniversary of the date of grant and are exercisable for a ten-year term.
      The following table summarizes activity under all stock option plans for fiscal years 2004, 2003 and 2002:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		average		average		average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding, beginning of year	6,931,359	$11.68	7,050,064	$12.87	7,160,755	$14.62
Options granted	1,050,250	8.13	1,008,200	6.29	1,231,200	4.34
Options exercised	(466,000)	3.77	(70,750)	2.87	(136,003)	5.74
Options forfeited	(664,640)	20.15	(1,056,155)	14.79	(1,205,888)	15.25

Options outstanding, end of year	6,850,969	10.85	6,931,359	11.68	7,050,064	12.87

Options exercisable, end of year	4,280,019	$12.63	3,887,284	$15.81	3,323,544	$17.65

Weighted-average fair value of options granted during the year	$4.62		$3.90		$2.95

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-
		average	Weighted-		Weighted-
		Remaining	average		average
		Contractual Life	Exercise		Price
Range of Exercise Prices	Options	(Years)	Price	Options	Exercise

$ 1.42 – $ 5.37	1,698,450	2.57	$3.90	1,201,200	$4.38
5.50 – 7.68	1,746,900	4.24	7.31	245,150	7.09
7.70 – 10.25	1,219,150	2.38	9.27	862,500	9.25
10.38 – 19.94	1,151,379	2.16	15.96	1,033,829	16.44
20.13 – 43.13	1,035,090	1.21	24.41	937,340	23.53

	6,850,969	2.69	$10.85	4,280,019	$12.63

      The following shares of common stock have been reserved for future issuance as of December 31, 2004 (000s):

Description	Shares

Conversion of convertible senior subordinated notes	11,161
Conversion of common stock warrants outstanding	1,550
Available for issuance pursuant to stock options outstanding	6,851
Available for future grant under stock options plans	655
Available for issuance for 401(k) plan matching obligations	624

20,841

14.	Employee Benefit Plans
      We provide retirement benefits to our employees through the Artesyn Technologies, Inc. Employees’ Thrift and Savings Plan (the “Plan”), pursuant to which employees may elect to purchase Company common stock or make other investment elections. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees. The Plan permits substantially all United States employees to contribute up to 75% of their base compensation (as defined) to the Plan, limited to a maximum amount as set by the Internal Revenue Service. Artesyn may, at the discretion of the Board of Directors, make a matching contribution to the Plan. Costs charged to operations for matching contributions, included in selling, general and administrative expenses, were approximately $1.3 million, $0.9 million and $0.9 million in 2004, 2003 and 2002, respectively.
      Substantially all employees of our Austrian subsidiary are entitled to benefit payments upon termination. The benefit payments are based primarily on the employees’ salaries and the number of years of service. During 2002, a substantial portion of the retirement benefits reserve was reclassified as a restructuring reserve related to the announced closure of our Kindberg, Austria manufacturing facility. The remaining liability at December 31, 2004 and December 26, 2003, of $0.7 million and $0.5 million, respectively, relates to employees that have remained employed by Artesyn after the closure of the Kindberg facility. We recorded $0.1 million, $0.1 million and $0.2 million in severance expense, included in selling, general and administrative expenses, during 2004, 2003 and 2002, respectively, related to this plan.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Business Segments and Geographic Information
      We are organized into two business segments, Power Conversion and Communications Products. All of our products are designed and manufactured to meet the system needs of OEMs in voice and data communications applications including computing, enterprise networking, wireless infrastructure and telecommunications. Our Power Conversion segment designs and manufactures a broad range of power conversion products including AC/DC converters and on-board DC/DC converters as well as power systems including rectifiers and DC/DC power delivery systems used in wireless infrastructure and RF amplification system applications. The Communications Products segment designs and manufactures embedded board level products and protocol software for applications including CPUs and WAN I/O boards. We sell products directly to OEMs and also to a network of industrial and retail distributors throughout the world. Our principal markets are in the United States, Europe and Asia-Pacific, with the United States and Europe being the largest based on sales. Sales are made in U.S. dollars and certain European currencies.
      Corporate expenses include items related to compliance, litigation and other corporate administration. After a reassessment in the second quarter of 2004 due to a change in segment management, these expenses are no longer considered when management is evaluating the performance of the two segments or when resource allocation decisions are made. Accordingly, corporate expenses are no longer allocated to our reportable segments and we have restated the segment information for the current and prior years.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below presents information about reportable segments ($000s):

	2004	2003	2002

Sales
Power Conversion	$354,625	$314,412	$318,961
Communications Products	74,764	42,459	31,868

Total	$429,389	$356,871	$350,829

Operating Income (Loss)
Power Conversion	$12,680	$(7,486)	$(88,057)
Communications Products	22,292	7,309	(20,850)
Corporate	(12,332)	(9,407)	(11,662)

Total	$22,640	$(9,584)	$(120,569)

Year-End Assets
Power Conversion	$215,109	$220,973	$245,945
Communications Products	64,582	44,763	39,310
Corporate	61,948	50,940	18,332

Total	$341,639	$316,676	$303,587

Capital Expenditures
Power Conversion	$20,852	$6,008	$4,883
Communications Products	1,267	1,053	306
Corporate	21	20	41

Total	$22,140	$7,081	$5,230

Depreciation and Amortization
Power Conversion	$19,840	$20,433	$23,733
Communications Products	1,529	1,836	2,081
Corporate	906	668	1,164

Total	$22,275	$22,937	$26,978

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Sales are attributed to geographical areas based on selling location. Long-lived assets consist of property, plant and equipment, net, at year-end. Information about our operations by geographical region is shown below ($000s):

	2004	2003	2002

Sales
United States	$255,962	$223,695	$221,355
Austria	37,043	37,982	56,303
Ireland	16,780	19,024	20,534
People’s Republic of China	110,192	67,253	45,401
Other foreign countries	9,412	8,917	7,236

Total sales	$429,389	$356,871	$350,829

Long-Lived Assets
United States	$14,549	$15,843	$16,335
Austria	1,325	1,893	6,839
Ireland	1,443	2,967	6,519
People’s Republic of China	35,938	32,026	35,767
Other foreign countries	12,869	11,481	13,171

Total long-lived assets	$66,124	$64,210	$78,631

Net Assets
United States	$61,998	$43,940	$23,382
Austria	13,206	16,175	24,244
Ireland	1,104	2,925	14,303
People’s Republic of China	41,020	31,021	35,918
Other foreign countries	16,648	19,976	25,599

Net assets	$133,976	$114,037	$123,446

16.	Issuance of Common Stock
      We issued 129,669 and 80,836 shares of common stock in the first quarter of 2005 and 2004, respectively, in order to fulfill the commitment made by the Board of Directors to match the contributions of employees participating in our 401(k) savings plan, pursuant to which employees may elect to purchase our common stock or make other investment elections. The shares issued were registered pursuant to a shelf registration of 1,000,000 shares of common stock filed with the Securities and Exchange Commission on Form S-8 (Commission File Number 333-120854) on January 31, 2003.

17.	Supplemental Cash Flow Disclosures

	2004	2003	2002

Cash paid during the year for:
Interest	$4,978	$1,410	$3,816

Income taxes	$1,777	$102	$387

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      No federal income tax was paid in the years presented due to Artesyn’s net taxable losses during these years.

18.	Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2004, December 26, 2003 and December 27, 2002 (000’s, except per share information):

	2004	2003	2002

Numerator:
Numerator for basic earnings per share — net income (loss)	$13,873	$(15,622)	$(108,822)
Effect of potential common shares:
convertible subordinated debt	3,431	—	—

Numerator for diluted earnings per share — net income (loss)	$17,304	$(15,622)	$(108,822)

Denominator:
Denominator for basic earnings per share — weighted average shares	39,093	38,678	38,370
Net effect of dilutive stock options	887	—	—
Assumed conversion of convertible subordinated debt	11,160	—	—

Denominator for diluted earnings per share — weighted average shares	51,140	38,678	38,370

Basic earnings (loss) per share	$0.35	$(0.40)	$(2.84)

Diluted earnings (loss) per share	$0.34	$(0.40)	$(2.84)

Antidilutive weighted shares	4,210	15,433	12,844

      The above antidilutive weighted shares to purchase shares of common stock include certain shares under our stock option plans, shares related to the outstanding Finestar warrants and common stock potentially issuable on the conversion of the senior subordinated debt in 2003 and 2002 and were not included in computing diluted earnings (loss) per share because their effects were antidilutive for the respective periods.

19.	Goodwill
      Goodwill and accumulated amortization balances are as follows ($000s):

	December 31,	December 26,
	2004	2003

Goodwill	$39,475	$37,194
Accumulated amortization	(17,368)	(16,388)

Goodwill, net	$22,107	$20,806

      Goodwill is recorded mainly in connection with the Communications Products segment. In the first quarter of 2004 we made a final payment $0.7 million related to the AzCore acquisition, which

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was recorded as an addition to goodwill. For additional information relating to this acquisition, see Note 8. The remaining change in goodwill and accumulated amortization between periods relates to the currency translation recorded at our foreign subsidiaries. In accordance with SFAS 142, we did not amortize goodwill in the periods presented.
      During 2002, due to adverse business conditions in our end markets, operating performance was lower than was initially anticipated. In addition, our stock price had fallen dramatically during the year, indicating our implied value had declined. Based on these trends, our earnings forecasts were revised and we performed an updated assessment of impairment of goodwill. As a result of this assessment, we recognized an impairment loss in the Power Conversion segment of $35.0 million and a loss in the Communications Products segment of $16.9 million in 2002. The fair value of each reporting unit was determined by an independent third-party using the present value of expected future cash flows. Our 2003 and 2004 annual assessments of goodwill were performed in August of 2003 and 2004 respectively, and no additional impairment was recognized. We will continue to assess the carrying value of goodwill in accordance with SFAS 142 in future periods.

20.	Related Party Transactions
      Stephen A. Ollendorff, a director of the Company, was Of Counsel to the law firm of Kirkpatrick & Lockhart Nicholson Graham LLP during all fiscal years presented. Kirkpatrick & Lockhart Nicholson Graham LLP acted as counsel for the Company in fiscal years 2004, 2003 and 2002 and received fees of approximately $1.0 million, $1.7 million and $2.5 million, respectively, in such fiscal years for various legal services rendered to our Company.

21.	Selected Consolidated Quarterly Data (Unaudited)
      Data in the table below is presented on the basis of a 13-week period, except in the fourth quarter of 2004 the information is presented on a 14-week period basis ($000s, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2004
Sales	$96,513	$105,497	$107,013	$120,366
Gross profit	24,473	26,472	27,634	31,053
Net income	1,917	3,078	3,609	5,269
Per share — basic	0.05	0.08	0.09	0.13
Per share — diluted	0.05	0.08	0.09	0.12
Fiscal 2003
Sales	$81,856	$87,644	$88,035	$99,336
Gross profit	13,390	15,346	18,237	22,281
Net income (loss)	(7,459)	(4,155)	(5,244)	1,236	(1)
Per share — basic and diluted	(0.19)	(0.11)	(0.14)	0.03
      (1) The sum of the quarterly earnings (loss) per share amounts differs from those reflected in the accompanying Consolidated Statements of Operations due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of December 31, 2004 our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
      The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Report of Management on Internal Control Over Financial Reporting, included in Part II, Item 8 of this report.
      The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included in Part II, Item 8 of this report.
Changes in Internal Control over Financial Reporting
      During the period covered by this report, there have been no changes in our internal control over financial reporting identified in management’s evaluation during the fourth quarter of 2004 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.
Item 9B.     Other Information
      Compensation and Stock Options Committee of the Board of Directors approved the following actions on March 14, 2005:

1)	The payout of the 2004 Executive Incentive Program (2004 EIP) in the amount of $4,592,000. The 2004 EIP is a bonus program pursuant to which financial targets and bonus amounts were set at the beginning of 2004. The payout was based on the achievement of five out of six internal and external financial performance goals.

2)	The 2005 Executive Incentive Program (2005 EIP) was approved. The 2005 EIP is an annual executive bonus program designed to provide incentives to management to achieve specified performance objectives. The 2005 EIP contains four criteria, which incorporate both internal and external performance measurements. The criteria are — revenue improvement over 2004, improvement in earnings before interest, taxes, depreciation and amortization, improvement in cash, and revenue growth over 2004 relative to a peer group of ten competitors. A description of the approved plan is attached as Exhibit 10.25.

3)	Amended and Restated Employment Agreements with Joseph O’Donnell, our Chairman, Chief Executive Officer and President, and Richard Thompson, our Chief Financial Officer. The amended and restated agreements update certain terms of the agreements, such as base salary and target bonus, to current numbers and provide (a) that Messrs. O’Donnell’s and Thompson’s accrued “employee managed time off” be paid upon termination of employment for any reason — which is the current company policy for all employees — and that Mr. O’Donnell’s accrual is subject to a cap of 800 hours, (b) that Messrs. O’Donnell’s and Thompson’s existing car allowance will be included in the severance benefits payable after specified termination events, and (c) that in the event of Messrs. O’Donnell’s or Thompson’s termination without cause or resignation for a substantial breach of the agreement by the company after a change of control, he will receive a cash payment equal to the value of the medical and other employee benefits that he otherwise would have received over the course of three years rather than a continuation of such benefits. The amended and restated agreements are attached as Exhibits 10.5 and 10.6.

      On March 14, 2005 we entered into a Severance Agreement with Scott McCowan, the President of the Communications Products segment. Under the terms of the Severance Agreement, Mr. McCowan is entitled to severance benefits, including one year’s base salary and a pro-rated portion of his full target bonus, if he is terminated without “cause” or resigns with “good reason,” as defined in the agreement or two year’s base salary and two times the pro-rated portion of his full target bonus if such information occurs within one year of a change in control of our company. Mr. McCowan has agreed to be bound by confidentiality, non-compete and non-solicitation obligations under the terms of the Agreement. The Severance Agreement is attached as Exhibit 10.26.
      On March 15, 2005, the Executive Committee of the Board of Directors approved the form and substance of an Agreement Under the Outside Directors’ Retirement Plan to be entered into by our company and each of our directors entitled to receive benefits under our existing Outside Directors’ Retirement Plan. The agreements confirm the directors’ eligibility and provide for a lump-sum payment of retirement benefits in the event the participating director’s Board service is terminated for any reason within twenty-four months of a change of control of our company, other than the director’s voluntary resignation that is not at the request of or otherwise initiated by our company, its successors or stockholders. The form of agreement is attached as Exhibit 10.28.
PART III

Item 10.	Directors and Executive Officers
      The information called for by Item 10 is incorporated herein by reference to our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2004.
      We have adopted the Artesyn Technologies, Inc. Code of Business Conduct and Ethics, a code of ethics that applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, Treasurer, Corporate Controller and other finance organization employees. The Code of Ethics is posted in the “Corporate Governance” section of our website www.artesyn.com, under “Investor Relations.” Any substantive amendments to the Code of Ethics or grant of any waiver from a provision of the Code to our Chief Executive Officer, Chief Financial Officer, Treasurer, or the Corporate Controller, if any, will be disclosed on our website or in a report on Form 8-K.
Item 11.     Executive Compensation
      The information called for by Item 11 is incorporated by reference to our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information called for by Item 12 is incorporated herein by reference to our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2004.

Item 13.	Certain Relationships and Related Transactions
      The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2004.

Item 14.	Principal Accounting Fees and Services
      The information called for by Item 14 is incorporated herein by reference to our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2004.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements
      The following consolidated financial statements of Artesyn Technologies, Inc. and subsidiaries are filed as part of this Form 10-K:

(2) Financial Statement Schedules
      The following information is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts	67
      Schedules other than the one listed above have been omitted because they are either not required or not applicable, or because the required information has been included in the consolidated financial statements or notes thereto.

(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit #	Description

3.1	By-laws of the Company, as amended, effective October 16, 1990 — incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-4, filed with the SEC on September 25, 1997, as amended.
3.2	Articles of Incorporation of the Company — incorporated by reference to Exhibit 3.1 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1989.
3.3	Articles of Amendment to Articles of Incorporation of the Company as of May 6, 1998 — incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 6, 1998.
3.4	Articles of Amendment to Articles of Incorporation of the Company, as amended on December 22, 1998 — incorporated by reference to Exhibit 3.4 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
4.1	Amended and Restated Rights Agreement, dated as of November 21, 1998, between the Company and The Bank of New York as Rights Agent, including the form of Right Certificate and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits B and C, respectively — incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 1998.
4.2	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of October 22, 2004, between the Company and the Bank of New York.
4.3	Purchase Agreement between the Company, Lehman Brothers Inc. and Stephens Inc., dated August 7, 2003 — incorporated by reference to Exhibit 4.1 of Registrant’s Form S-3 Registration Statement (File number 333-109053) filed with the SEC on September 23, 2003.
4.4	Indenture between the Company and The Bank of New York, dated August 13, 2003 — incorporated by reference to Exhibit 4.2 of Registrant’s Form S-3 Registration Statement (File number 333-109053) filed with the SEC on September 23, 2003.
4.5	Resale Registration Rights Agreement between the Company, Lehman Brothers Inc. and Stephens Inc. dated August 13, 2003 — incorporated by reference to Exhibit 4.3 of Registrant’s Form S-3 Registration Statement (File number 333-109053) filed with the SEC on September 23, 2003.
4.6	Securities Purchase Agreement dated January 14, 2002, by and between Artesyn Technologies, Inc. and Finestar International Limited — incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K/A, filed with the SEC on January 24, 2002.
4.7	3% Convertible Note, due January 15, 2007, issued by Artesyn Technologies, Inc. to Finestar International Limited — incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K/A, filed with the SEC on January 24, 2002.
4.8	Warrant to Purchase Shares of Common Stock of Artesyn Technologies, Inc., dated January 15, 2002, issued by Artesyn Technologies, Inc. to Finestar International Limited — incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K/A, filed with the SEC on January 24, 2002.
4.9	Registration Rights Agreement, dated January 15, 2002, by and between Artesyn Technologies, Inc. and Finestar International Limited — incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K/A, filed with the SEC on January 24, 2002.
4.10	Waiver of selected entitlements related to Registration Rights Agreement by and between Artesyn Technologies, Inc., a Florida corporation, and Finestar International Limited, a British Virgin Islands corporation. — incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q filed with the SEC on May 8, 2002.
4.11	Promissory Note Payoff Agreement, dated August 1, 2003, by and between Artesyn Technologies Inc., a Florida Corporation, and Finestar International Limited, a British Virgin Islands corporation — incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 7, 2003.

Exhibit #	Description

10.1	Lease for facilities of Boschert, Incorporated located in Milpitas, California — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1986.
10.2	Letter Amendment to Lease of Boschert, Incorporated facilities, located in Milpitas, California, dated January 9, 1991 — incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1990.
10.3	Sublease for facilities of Boschert, Incorporated located in Milpitas, California — incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1988.
10.4	Sublessee Estoppel Certificate to sublease for facilities of Boschert, Incorporated, located in Milpitas, California dated February 4, 1991, — incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1990.
10.5	Amended and Restated Employment Agreement, dated as of March 14, 2005, by and between Artesyn Technologies, Inc. and Joseph M. O’Donnell.
10.6	Amended and Restated Employment Agreement, dated as of March 14, 2005, by and between Artesyn Technologies, Inc. and Richard J. Thompson.
10.7	Grant Agreement, dated October 26, 1994, by and among the Industrial Development Authority of Ireland, Power Products Ltd. and Computer Products, Inc. — incorporated by reference to Exhibit 10.43 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1994.
10.8	1990 Performance Equity Plan, as amended — incorporated by reference to Exhibit 10.46 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 1995.
10.9	2000 Performance Equity Plan, as amended and restated March 8, 2004.
10.10	Agreement by and between Superior Investments I, Inc. and the Company, dated January 22, 1996, regarding the leasing of certain premises and real property located in Broomfield, Colorado — incorporated by reference to Exhibit 10.27 to Form 10-K of Zytec Corporation for the year ended December 31, 1995. (File No. 0-22428).
10.11	Third Addendum to Lease Agreement between Zytec Corporation and Superior Investments I, Inc., dated May 23, 1997 — incorporated by reference to Exhibit 10.2 to Form 10-Q of Zytec Corporation for the quarter ended June 29, 1997.
10.12	Fourth Addendum to Lease Agreement between Zytec Corporation and Superior Investments I, Inc., dated June 27, 1997 — incorporated by reference to Exhibit 10.3 to Form 10-Q of Zytec Corporation for the quarter ended June 29, 1997.
10.13	Amended and Restated 1990 Outside Directors Stock Option Plan, as amended January 29, 2004.
10.14	Outside Directors Retirement Plan effective October 17, 1989, as amended January 25, 1994, August 15, 1996, January 29, 1998 and October 28, 1999, incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1999.
10.15	Stock Purchase Agreement, dated July 31, 2000, by and among Artesyn Technologies, Inc., Artesyn North America, Inc., and AzCore Technologies, Inc. — incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000.
10.16	Share Purchase Agreement, dated March 10, 2000, by and among Artesyn Communications Products UK Ltd., and Zozma Investments Limited, and David Noble — incorporated by reference to Exhibit 10.33 of Registrant’s Annual Report of Form 10-K for the period ended December 29, 2000.
10.17	Stock Purchase Agreement, dated January 12, 2001, by and among Artesyn Communications Products, Inc. and Real-Time Digital, Inc. — incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001.

Exhibit #	Description

10.18	Stock Purchase Agreement, dated November 20, 2001, by and among Artesyn Solutions, Inc., Artesyn North America, Inc. and Solectron Global Services, Inc. — incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 8, 2002.
10.19	Amendment to Stock Purchase Agreement dated November 20, 2001, by and among Artesyn Solutions, Inc., Artesyn North America, Inc. and Solectron Global Services, Inc. — incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K filed with the on March 8, 2002.
10.20	Loan and Security Agreement dated March 28, 2003 by and among Fleet Capital Corporation, Artesyn Technologies, Inc. and certain of its subsidiaries — incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Commission April 3, 2003.
10.21	Amendment No. 2 to Loan and Security Agreement and Consent, by and among Fleet Capital Corporation, Artesyn Technologies, Inc. and certain of its subsidiaries entered into as of August 13, 2003.
10.22	Supplemental agreement made the 5th day of September 2003 between the Industrial Development Agency (Ireland), Artesyn International Limited, and Artesyn Technologies, Inc. — incorporated by reference to Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 7, 2003.
10.23	Form of agreement for stock option awards under the Registrant’s 2000 Performance Equity Plan, as amended and restated effective March 8, 2004.
10.24	Form of agreement for stock option awards under the Registrant’s Amended and Restated 1990 Outside Directors Stock Option Plan, as amended January 29, 2004.
10.25	Description of the 2005 Executive Incentive Program.
10.26	Severance Agreement, dated March 14, 2005, by and among Artesyn Technologies, Inc. and Scott McCowan.
10.27	Severance Agreement, dated July 6, 2001, by and among Artesyn Technologies, Inc. and Ken Blake.
10.28	Form of Directors’ Retirement Agreement.
21	List of subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended on the Friday Nearest December 31 ($000s)

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E

		Additions		Deductions

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs &	Other			End of
Description	of Period	Expenses	Accounts	Description	Amount	Period

Fiscal Year 2004:
Reserve deducted from asset
To which it applies:
Accounts Receivable allowances	$2,831	$1,436	—	(1)	$2,634	$1,633
Inventory valuation reserve	23,700	4,397	—	(1)	8,445	19,652
Valuation allowance for deferred tax assets	12,415	3,760	—		—	16,175
Fiscal Year 2003:
Reserve deducted from asset
To which it applies:
Accounts Receivable allowances	$3,121	$1,418	—	(1)	$1,708	$2,831
Inventory valuation reserve	39,451	1,874	—	(1)	17,625	23,700
Valuation allowance for deferred tax assets	10,733	1,682	—		—	12,415
Fiscal Year 2002:
Reserve deducted from asset
To which it applies:
Accounts Receivable allowances	$4,140	$356	—	(1)	$1,375	$3,121
Inventory valuation reserve	37,212	25,818	—	(1)	23,579	39,451
Valuation allowance for deferred tax assets	2,910	7,823	—		—	10,733

(1)	The reduction relates to charge-offs.

SIGNATURES
      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Artesyn Technologies, Inc.
(Company)

By:	/s/ Joseph M. O’Donnell

Joseph M. O’Donnell
Chairman of the Board,
President and Chief Executive Officer
Dated: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. O’Donnell Joseph M. O’Donnell	Chairman of the Board, President and Chief Executive Officer, and Director	March 16, 2005

/s/ Richard J. Thompson Richard J. Thompson	Vice President — Finance, Chief Financial Officer, and Secretary	March 16, 2005

/s/ Edward S. Croft, III Edward S. Croft, III	Director	March 16, 2005

/s/ Lawrence J. Matthews Lawrence J. Matthews	Director	March 16, 2005

/s/ Stephen A. Ollendorff Stephen A. Ollendorff	Director	March 16, 2005

/s/ Phillip A. O’Reilly Phillip A. O’Reilly	Director	March 16, 2005

/s/ Bert Sager Bert Sager	Director	March 16, 2005

/s/ A. Eugene Sapp, Jr. A. Eugene Sapp, Jr.	Director	March 16, 2005

/s/ Ronald D. Schmidt Ronald D. Schmidt	Director	March 16, 2005

Signature	Title	Date

/s/ Lewis Solomon Lewis Solomon	Director	March 16, 2005

/s/ John M. Steel John M. Steel	Director	March 16, 2005

INDEX TO EXHIBITS

Exhibit
No.	Description

4.2	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of October 22, 2004, between the Company and the Bank of New York.
10.5	Amended and Restated Employment Agreement, dated as of March 14, 2005, by and between Artesyn Technologies, Inc., and Joseph M. O’Donnell.
10.6	Amended and Restated Employment Agreement, dated as of March 14, 2005, by and between Artesyn Technologies, Inc., and Richard J. Thompson.
10.9	2000 Performance Equity Plan, as amended and restated March 8, 2004.
10.13	Amended and restated 1990 Outside Directors Stock Option Plan, as amended January 29, 2004.
10.21	Amendment No. 2 to Loan and Security Agreement and Consent, entered into as of August 13, 2003.
10.23	Form of agreement for stock option awards under the Registrant’s 2000 Performance Equity Plan, as amended and restated effective March 8, 2004.
10.24	Form of agreement for stock option awards under the Registrant’s Amended and Restated 1990 Outside Directors Stock Option Plan, as amended January 29, 2004.
10.25	Description of the 2005 Executive Incentive Program.
10.26	Severance Agreement, dated March 14, 2005, by and among Artesyn Technologies, Inc. and Scott McCowan.
10.27	Severance Agreement, dated July 6, 2001, by and among Artesyn Technologies, Inc. and Ken Blake.
10.28	Form of Directors’ Retirement Agreement.
21	List of subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.