Form 10-Q
period 2005-04-01
ARTESYN TECHNOLOGIES INC
filed 2005-05-05
CIK 23071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

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

The number of shares of Common Stock, $.01 par value per share, of the Registrant issued and outstanding as of April 29, 2005 was 39,548,901 shares.

Artesyn Technologies, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Artesyn Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share data)

	April 1, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$65,233	$84,811
Marketable debt securities	33,972	21,125
Accounts receivable, net of allowances of $1,608 in 2005 and $1,633 in 2004	58,602	61,352
Inventories	52,549	50,320
Prepaid expenses and other current assets	2,753	1,380
Deferred income taxes	9,137	9,137

Total current assets	222,246	228,125

Property, Plant & Equipment, Net	64,635	66,124
Other Assets
Goodwill, net	21,783	22,107
Deferred income taxes	3,859	4,155
Other assets	20,697	21,128

Total other assets	46,339	47,390

Total Assets	$333,220	$341,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$50,827	$54,958
Accrued and other current liabilities	46,367	52,838

Total current liabilities	97,194	107,796

Long-Term Liabilities
Convertible subordinated debt	90,000	90,000
Deferred income taxes	6,229	5,598
Other long-term liabilities	4,001	4,269

Total long-term liabilities	100,230	99,867

Total liabilities	197,424	207,663

Commitments and Contingencies
Shareholders’ Equity
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 39,535,901 shares issued and outstanding in 2005 (39,304,957 shares in 2004)	395	393
Additional paid-in capital	133,662	131,787
Retained earnings	7,778	5,832
Accumulated other comprehensive loss	(6,039)	(4,036)

Total shareholders’ equity	135,796	133,976

Total Liabilities and Shareholders’ Equity	$333,220	$341,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

Artesyn Technologies, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands except per share data)

	Thirteen Weeks Ended
	April 1, 2005	March 26, 2004
Sales	$102,450	$96,513
Cost of sales	76,617	72,040

Gross profit	25,833	24,473

Operating expenses
Selling, general and administrative	10,536	10,447
Research and development	11,563	10,154

Total operating expenses	22,099	20,601

Operating income	3,734	3,872

Other expense
Interest expense, net	(1,005)	(1,247)

Income before income taxes	2,729	2,625

Provision for income taxes	783	708

Net income	$1,946	$1,917

Earnings per share
Basic	$0.05	$0.05

Diluted	$0.05	$0.05

Weighted average common and common equivalent shares outstanding
Basic	39,408	38,845

Diluted	40,404	39,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

Artesyn Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Thirteen Weeks Ended
	April 1, 2005	March 26, 2004
Operating Activities
Net income	$1,946	$1,917
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,661	5,430
Other non-cash items	619	662
Changes in operating assets and liabilities:
Accounts receivable	1,538	2,968
Inventories	(2,091)	(5,709)
Prepaid expenses and other assets	(1,394)	(447)
Accounts payable and accrued liabilities	(8,614)	2,753

Net Cash (Used in) Provided by Operating Activities	(2,335)	7,574

Investing Activities
Purchases of property, plant & equipment	(4,090)	(5,713)
Proceeds from sale of property, plant & equipment	5	15
Purchases of marketable debt securities	(48,216)	—
Proceeds from sale of marketable debt securities	35,337	—
Earn-out payments related to acquisitions	—	(715)

Net Cash Used in Investing Activities	(16,964)	(6,413)

Financing Activity
Proceeds from exercises of stock options	574	377

Net Cash Provided by Financing Activity	574	377

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(853)	(250)

Increase (Decrease) in Cash and Cash Equivalents	(19,578)	1,288

Cash and Cash Equivalents, Beginning of Period	84,811	94,215

Cash and Cash Equivalents, End of Period	$65,233	$95,503

The accompanying notes are an integral part of these consolidated financial statements.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

April 1, 2005

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

In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly the consolidated financial position, results of operations and cash flows of Artesyn Technologies, Inc. The results of operations for the thirteen weeks ended April 1, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year 2005. In addition, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005.

For purposes of clarity, as used herein, the terms “we,” “us,” “our,” and “Artesyn” refer to Artesyn Technologies, Inc. and its subsidiaries (unless the context indicates another meaning).

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123R, “Share-Based Payments.” This statement replaces SFAS 123, and supersedes Accounting Principles Board Opinion (“APB”) 25. SFAS 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. The new standard requires that the compensation cost relating to share-based payment be recognized in financial statements at fair value. SFAS 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In April 2005, the SEC delayed the implementation of SFAS 123R for public companies until the first annual period beginning after June 15, 2005. We are required to adopt SFAS 123R by the beginning of fiscal year 2006, using a modified version of prospective application or may elect to apply a modified version of retrospective application. We expect that the adoption of this statement will have a material impact on the financial results. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in future expenses that are similar to the current pro forma disclosures under SFAS 123.

In November 2004, the FASB issued SFAS 151, “Inventory Costs — an Amendment of Accounting Research Bulletin 43, Chapter 4.” This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact to our financial statements.

3. Earnings Per Share

Basic earnings per share is calculated by dividing income available to shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during each period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options (calculated using the treasury stock method). Certain shares under the Company’s stock-based

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

April 1, 2005

(unaudited)

compensation programs, shares related to common stock potentially issuable upon the conversion of our senior subordinated debt and warrants were excluded from the diluted earnings per share computation because their effect was antidilutive for the respective periods. The weighted average shares excluded from the diluted earnings per share totaled 14.9 million and 15.6 million for the quarters ended April 1, 2005 and March 26, 2004, respectively.

4. Inventories

The components of inventories are as follows ($000s):

	April 1, 2005	December 31, 2004
Raw materials	$22,917	$19,736
Work-in-process	9,038	8,722
Finished goods	20,594	21,862

	$52,549	$50,320

5. Accrued Liabilities

The components of accrued and other current liabilities are as follows ($000s):

	April 1, 2005	December 31, 2004
Accrued and other current liabilities:
Compensation and benefits	$14,660	$16,006
Income taxes payable	10,806	10,868
Warranty reserve	5,913	6,933
Restructuring reserve (current portion)	4,409	5,806
Other	10,579	13,225

	$46,367	$52,838

As of April 1, 2005 and December 31, 2004, other accrued liabilities consisted primarily of accruals for professional fees, consulting fees, commissions, interest, deferred income and non-income taxes.

The components of other long-term liabilities are as follows ($000s):

	April 1, 2005	December 31, 2004
Other long-term liabilities:
Restructuring reserve	$2,621	$3,252
Directors’ pension plan	1,004	1,017
Other long-term liabilities	376	—

	$4,001	$4,269

6. Restructuring and Related Charges

Beginning in 2001, we implemented plans to restructure our operations to ensure that our cost structure matches the anticipated level of demand for our products. Our restructuring plans included closures of several operating and administrative facilities and a reduction of approximately 1,900 positions worldwide. As of April 1, 2005, the remaining liabilities related to facility closures consisted of continuing lease obligations, the longest of which extends to 2008. Additionally, as of April 1, 2005, almost all affected employees have been terminated pursuant to our restructuring plans. The remaining terminations and associated termination payments will be made during 2005.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

April 1, 2005

(unaudited)

As a result of our restructuring plans, we reduced the workforce at our Ireland location, which gave rise to a €2.5 million liability for repayment of developmental grants from the Irish government. The development funds were subject to the condition we maintain a workforce of at least 300 employees at the facility in Ireland. Our restructuring actions at the facility resulted in a headcount significantly below 300 employees, triggering an obligation to repay the grants. In September 2003, we signed an agreement to repay €1.2 million (equivalent to $1.6 million as of April 1, 2005) to the Irish government over the next four years, with repayment of the remaining liability contingent upon maintaining future workforce levels through 2009. Repayment due in the first quarter of 2006 of approximately $0.4 million is classified as a current liability as of April 1, 2005, with the remaining payments of $2.4 million recorded in other long-term liabilities. If we maintain current employee levels through 2009, repayment of approximately $1.7 million will be forgiven.

Restructuring charges incurred in 2005 pursuant to our restructuring plans were not significant. The 2005 restructuring activity mostly relates to cash payments to settle remaining obligations and is presented in the following table ($000s):

	Restructuring Liabilities at December 31, 2004	2005 Activity	Restructuring Liabilities at April 1, 2005
Employee termination costs	$852	$(150)	$702
Liability for payback of developmental grants	3,386	(559)	2,827
Facility closures	4,820	(1,319)	3,501

	$9,058	$(2,028)	$7,030

7. Convertible Debt

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

8. Credit Agreement

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

9. Income Taxes

In the thirteen weeks ended April 1, 2005, an income tax provision of 29% of the pretax income was recorded compared to a provision of 27% in the same period in 2004. The difference between the tax rates is the result of several factors, including the distribution of profits and losses by jurisdiction and adjustments to valuation allowances on deferred tax assets recorded at various locations.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

April 1, 2005

(unaudited)

We have recorded deferred tax assets for net operating loss carry-forwards in certain locations. We continually evaluate whether our deferred tax assets will be realized, and record valuation allowances where appropriate. If we continue to experience losses or elect to cease operations in certain tax jurisdictions, we may need to record additional valuation allowances in the appropriate jurisdiction, and our effective tax rate could change significantly.

In 2004, we executed an inter-company sale of intangible assets. As a result of this transaction, a prepaid asset associated with previously recorded deferred tax assets in our Austrian tax jurisdiction was established, and the related long-term deferred tax assets were reduced by a corresponding amount. The components of the prepaid asset of $17.4 million are amortized to the income tax provision over their useful lives, ranging from 5 to 15 years, corresponding to the lives of the related intangible assets for tax return purposes. The prepaid asset, included in long-term assets, amounted to $16.0 million and $16.2 million, net of amortization, as of April 1, 2005 and December 31, 2004, respectively.

10. Business Segments and Geographic Information

We are organized into two business segments, Power Conversion and Communications Products. All of our products are designed and manufactured to meet the system needs of Original Equipment Manufacturers (“OEMs”) in voice and data communications applications including computing, enterprise networking, wireless infrastructure and telecommunications. Our Power Conversion segment designs and manufactures a broad range of power conversion products including AC/DC converters and on-board DC/DC converters as well as power systems including rectifiers and DC/DC power delivery systems used in wireless infrastructure and RF amplification system applications. The Communications Products segment designs and manufactures embedded board level products and protocol software for applications including central processing units and wide area network input/output boards. We sell products directly to OEMs and also to a network of industrial and retail distributors throughout the world. Our principal markets are in the United States, Europe and Asia-Pacific, with the United States and Europe being the largest based on sales. Sales are made in U.S. dollars and certain European currencies.

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

The tables below present information about reported segments ($000s):

	Thirteen Weeks Ended
	April 1, 2005	March 26, 2004
Sales
Power Conversion	$81,300	$83,357
Communications Products	21,150	13,156

Total	$102,450	$96,513

Operating Income (Loss)
Power Conversion	$(1,173)	$4,472
Communications Products	7,023	2,297
Corporate	(2,116)	(2,897)

Total	$3,734	$3,872

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

April 1, 2005

(unaudited)

	As of April 1, 2005	As of December 31, 2004
Assets
Power Conversion	$214,783	$215,109
Communications Products	62,357	64,582
Corporate	56,080	61,948

Total	$333,220	$341,639

11. Legal Proceedings

On February 8, 2001, VLT, Inc. and Vicor Corporation filed a suit against us in the United States District Court of Massachusetts alleging that we infringed on a U.S. patent entitled “Optimal Resetting of The Transformer’s Core in Single Ended Forward Converters.” By agreement, Vicor Corporation subsequently withdrew as plaintiff. VLT has alleged that it is the owner of the patent and that we have manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. VLT seeks damages, including royalties, lost profits, interest, attorneys’ fees and increased damages under 35 U.S.C. § 284. Originally, we challenged the validity of the patent and denied the infringement claims but have since reached an agreement with VLT on a stipulated judgment, after the Court ruled on the scope of the patent.

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

The respective parties each appealed the stipulated judgment, including the District Court’s claim constructions to the United States Court of Appeals for the Federal Circuit. On May 24, 2004, the Federal Circuit affirmed the rulings of the District Court and subsequently denied all motions for rehearing and reconsideration and remanded the case back to the District Court. The only issue pending at the District Court following the Federal Circuit’s decision is what, if any, damages are owed by us to VLT on the limited sales of the remaining category of our products that infringe the patent under the stipulated judgment. At the present time, we are unable to predict the outcome of this matter or ultimate liability owed by us for damages, if any.

We are a party to various other legal proceedings, which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, we believe that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

12. Stock-Based Compensation

We apply APB 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based compensation for employees and non-employee directors. In accordance with APB 25, as the exercise price of our stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized for our fixed stock option plans. Pro forma information regarding net income and earnings per share is required by SFAS 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” and has been determined as if we had accounted for our employee and outside directors stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirteen Weeks Ended
	April 1, 2005	March 26, 2004
Risk-free interest rate	4.1%	2.6%
Dividend yield	—	—
Expected volatility	66%	83%
Expected life	3.5 years	3.5 years

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

April 1, 2005

(unaudited)

Artesyn’s pro forma information follows ($000s except per share data):

		Thirteen Weeks Ended
		April 1, 2005	March 26, 2004
Net income:	As reported	$1,946	$1,917
Pro forma expense, net of tax effect		(747)	(932)

	Pro forma	$1,199	$985

Earnings per share-basic	As reported	$0.05	$0.05

	Pro forma	$0.03	$0.03

Earnings per share-diluted	As reported	$0.05	$0.05

	Pro forma	$0.03	$0.02

The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results.

13. Issuance of Common Stock

We issued 129,669 and 80,836 shares of common stock in the first quarter of 2005 and 2004, respectively, to match the contributions of employees participating in our 401(k) savings plan as approved by the Board of Directors. The shares issued were registered pursuant to a shelf registration of 1,000,000 shares of common stock filed with the SEC on Form S-8 (Commission File Number 333-120854) on January 31, 2003.

14. Comprehensive Income (Loss)

Comprehensive income (loss) was ($0.1) million and $2.3 million for the thirteen weeks ended April 1, 2005 and March 26, 2004, respectively. Total comprehensive income (loss) is comprised primarily of net income and the effects of foreign currency translation adjustments, net of tax where applicable.

15. Product Warranty

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

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

April 1, 2005

(unaudited)

Changes in our product warranty liability are as follows ($000s):

	Thirteen Weeks Ended
	April 1, 2005	March 26, 2004
Balance, beginning of period	$6,933	$7,854
Warranties charged during the period	261	963
Settlements made during the period	(1,281)	(829)

Balance, end of period	$5,913	$7,988

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. With the exception of historical information, the matters discussed below may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Forward-looking statements typically use words or phrases such as “estimate,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “forecasts,” “believes,” or words of similar import. We caution readers that a number of important factors, including those identified in the most recently filed Annual Report on Form 10-K, as well as factors discussed in other reports filed with the SEC, could affect our actual results and cause them to differ materially from those expressed in the forward-looking statements. Forward-looking statements included in this Form 10-Q are made only as of the date hereof, based on information available as of the date hereof, and subject to applicable law to the contrary, we assume no obligation to update any forward-looking statements.

Results of Operations

Overview

We are a leading supplier of power conversion equipment and embedded computing solutions. Our products are designed and manufactured to meet the systems’ needs of OEMs in voice and data communications applications, including server and storage, enterprise networking, wireless infrastructure and telecommunications. We have a global presence in North America, Europe and Asia, including five manufacturing facilities and nine design centers.

We earned $0.05 per share in the first quarter of 2005, which was equivalent to the earnings in the same period in 2004 and down $0.07 sequentially compared to $0.12 per share earned in the fourth quarter of 2004. The decrease in net income compared to the fourth quarter of 2004 was due to lower revenue.

Revenue in the first quarter of 2005 was $102.5 million, an increase of 6% from $96.5 million in the first quarter of 2004. Revenue increased as a result of wireless infrastructure deployments driving demand for embedded systems in our Communications Products segment. Compared to the fourth quarter of 2004, our revenue decreased $17.9 million due primarily to market seasonality and customer delays in launching new products. Overall, we anticipate our annual revenue growth in 2005 to be between 8% and 12% over the level recorded in 2004.

Gross profit increased by $1.4 million in the first quarter of 2005 to $25.8 million, compared to the same quarter of 2004. The gross profit improvement is attributable to the revenue growth over the prior year. As a percentage of sales, the gross profit decreased slightly to 25.2% in the first quarter of 2005 compared to 25.4% in the first quarter of 2004. The decrease in gross profit as a percentage of sales is driven by sales of lower margin products in the server and storage sector.

Our cash and cash equivalents decreased from $84.8 million at the end of 2004 to $65.2 million at the end of the first quarter of 2005, of which $12.9 related to additional investment in short-term marketable securities in order to maximize interest income. The remaining decrease in cash and cash equivalents resulted from cash flows used in operations and capital expenditures for production equipment.

Consolidated

Sales. The following table summarizes revenue by business segment for the thirteen weeks ended April 1, 2005 in comparison with the same period in 2004 (in millions, except percentages):

	Thirteen Weeks Ended		% Change
	April 1, 2005	March 26, 2004
Power Conversion	$81.3	$83.4	(3)
Communications Products	21.2	13.1	62

Total	$102.5	$96.5	6

The increase in revenue in the thirteen weeks ended April 1, 2005 compared to the same period in 2004 of approximately $6.0 million reflects higher sales in our Communication Products segment, offset by decreased revenue in Power Conversion. The growth in the Communication Products segment is driven by the increase in demand for our embedded systems by wireless infrastructure customers, resulting from deployment of 2.5G and 3G networks, and the introduction of related new products. Our Power Conversion segment experienced a decrease in sales primarily due to a greater than anticipated seasonality in the server and storage sector and rescheduling of new product introductions by our customers to the later quarters of 2005.

Gross Profit. Below is a comparison of gross profit and gross profit as a percent of revenue for the thirteen weeks ended April 1, 2005 compared to the same period in 2004 (in millions, except percentages):

	Thirteen Weeks Ended		% Change
	April 1, 2005	March 26, 2004
Gross profit	$25.8	$24.5	5
Gross profit as a percent of revenue	25.2%	25.4%

The increase in gross profit for the thirteen weeks ended April 1, 2005 in comparison with the same period in 2004 was due to higher revenue, slightly offset by the negative effect of sales mix and higher initial costs to support new product introductions. Unfavorable sales mix reflects a larger portion of Power Conversion sales derived from lower margin products in the server and storage sector. The unfavorable sales mix in Power Conversion is partly offset by the growth of our Communication Products segment, which typically includes higher margin software content, and accounted for 21% of our total sales in the first quarter of 2005 compared to 14% in the same period in 2004.

Operating Expenses. Operating expenses for the thirteen weeks ended April 1, 2005 compared to the same period in the prior year are as follows (in millions, except percentages):

	Thirteen Weeks Ended		% Change
	April 1, 2005	March 26, 2004
Selling, general & administrative	$10.5	$10.4	1
Research & development	11.6	10.2	14

Total operating expenses	$22.1	$20.6	7

Selling, general and administrative expenses for the thirteen weeks ended April 1, 2005 were comparable to the same period in 2004. Included in the first quarter of 2005 selling, general and administrative expenses is a $0.9 million reduction representing the recovery of expenses under an indemnification from a previous technology license agreement, offset by increased headcount costs and increases in consulting expenses related to compliance with the Sarbanes-Oxley Act of 2002.

Research and development expenses for the thirteen weeks ended April 1, 2005 of $11.6 million increased by $1.4 million in comparison to the same period in 2004. The increase in research and development expenses was due to technology investments made to support revenue growth, including funding of AdvancedTCA® development in our Communications Products segment and the expansion of our design center in Asia. We expect our research and development spending to be approximately 10% of revenue for the full year.

Interest Expense, net. Interest expense, net for the thirteen weeks ended April 1, 2005 compared to the same period in the prior year is as follows (in millions, except percentages):

	Thirteen Weeks Ended		% Change
	April 1, 2005	March 26, 2004
Interest expense	$1.4	$1.4	—
Less: Interest income	(0.4)	(0.2)	100

Net interest expense	$1.0	$1.2	(17)

The decrease in net interest expense in the first quarter 2005 compared to the same period in the preceding year is due to higher interest income resulting from increased interest rates and a higher balance of marketable securities in 2005.

Provision for Income Taxes. Below is a comparison of the provision for income tax and effective tax rate for the thirteen weeks ended April 1, 2005 in comparison with the same period in 2004 (in millions, except percentages):

	Thirteen Weeks Ended		% Change
	April 1, 2005	March 26, 2004
Provision for income taxes	$0.8	$0.7	14
Effective tax rate	29%	27%

The difference in the 2005 and 2004 tax rates is due to the distribution of profits and losses by jurisdiction and adjustments to valuation allowances on deferred tax assets recorded in various jurisdictions.

Net Income. The net income recorded for the thirteen weeks ended April 1, 2005 was consistent with the same period in the previous year as a result of the factors disclosed above.

Power Conversion

Results for the Power Conversion segment in the thirteen weeks ended April 1, 2005 in comparison with the same period in the prior year are as follows (in millions, except percentages):

	Thirteen Weeks Ended		% Change
	April 1, 2005	March 26, 2004
Revenue	$81.3	$83.4	(3)
Operating (loss) income	(1.2)	4.5	(127)

Revenues were impacted by lower sales to customers in the server and storage sector, largely due to a greater than anticipated seasonality and customer delays in launching new products, partly offset by the increased sales of new products to our wireless infrastructure customers. We expect the wireless infrastructure sector to continue to be a source of revenue growth in 2005, with revenues from rectifiers and amplifiers for base station applications contributing to the revenue growth in the second half of 2005.

Operating income decreased $5.7 million in the first quarter of 2005 compared with the same period in 2004 as a result of lower revenues, unfavorable sales mix and increased research and development costs. Lower revenues and unfavorable sales mix, primarily in the server and storage sector, contributed approximately $4.6 million to the decrease in operating income. Research and development increased by approximately $1.1 million and related to the expansion of our design center in Asia and headcount additions to support development of new products for our customers.

Communications Products

Results for the Communications Products segment in the thirteen weeks ended April 1, 2005 in comparison with the same period in the prior year are as follows (in millions, except percentages):

	Thirteen Weeks Ended		% Change
	April 1, 2005	March 26, 2004
Revenue	$21.2	$13.1	62
Operating income	7.0	2.3	204

The embedded systems sold to wireless infrastructure customers drove the increase in revenue in our Communications Products segment in the first quarter of 2005 compared to the first quarter of 2004. Communications service providers increased their spending on wireless infrastructure to support the deployment of 2.5G and 3G networks.

The improvement in operating income in the first quarter of 2005 is primarily attributable to the increase in revenue and improved sales mix (approximately $5.0 million in total) compared with the same period in 2004. The favorable impacts of increased revenue and improved sales mix were somewhat offset by increased engineering expenses related to development of products designed to meet AdvancedTCA® standards and higher selling expenses to support the increased revenue base.

Liquidity and Capital Resources

The following table presents selected financial statement information as of the end of the first quarter of 2005 compared to the end of 2004 (in millions, except statistical data):

	As of April 1, 2005	As of December 31, 2004
Cash and cash equivalents	$65.2	$84.8
Short-term marketable debt securities	34.0	21.1
Convertible subordinated debt	90.0	90.0

Cash and short-term marketable debt securities, net of debt	$9.2	$15.9

Working Capital Statistics:
Days of sales outstanding	52	50
Days of inventory on-hand	62	55
Days of accounts payable outstanding	60	60

Our cash and cash equivalents decreased from $84.8 million at the end of 2004 to $65.2 million at the end of the first quarter of 2005, with $12.9 million used to purchase short-term marketable securities. Cash provided by net income and adjusted for non-cash expenses was consumed by working capital, equipment purchases and investments in additional marketable debt securities.

Cash Flows from Operating Activities. During the first quarter of 2005, the cash outflow to fund our operations was $2.3 million. Net income adjusted for non-cash expenses, which includes the effect of depreciation and amortization and various provisions and reserves, was the primary source of cash, providing us with $8.2 million in operating cash in the period. This cash inflow from net income was offset by decreases in accounts payable and accruals ($8.6 million) and increase in inventory ($2.1 million).

Overall working capital performance was slightly below the level recorded at the end of 2004. While the balance in accounts receivable decreased in 2005 due to lower sales, our days of sales outstanding was slightly above the 2004 level. Days of inventory on-hand at the end of the first quarter increased from the end of 2004 due to the purchase of components and materials to support anticipated new product introductions that were rescheduled into later quarters. Days of accounts payable remained consistent with the end of 2004, while accounts payable balances decreased, reflecting payments for the high level of component purchases made during the fourth quarter of 2004.

Cash Flows from Investing Activities. Cash flows from investing activities reflect a net cash use of $17.0 million in the first quarter of 2005, comprised primarily of additional purchases of marketable debt securities ($12.9 million) to maximize our investment income and capital expenditures ($4.1 million) to support our product design and manufacturing requirements.

Cash Flows from Financing Activities. In the first quarter of 2005, cash flows from financing activities were a source of cash of $0.6 million, resulting primarily from the exercise of stock options.

Our convertible debt consists of $90.0 million of 5.5% convertible senior subordinated notes due in 2010. There are no financial covenant requirements associated with the convertible senior subordinated notes. For additional information regarding our convertible debt, please see Note 7 of the Condensed Consolidated Financial Statements.

We currently have a five-year, $35.0 million senior revolving credit facility with Fleet Capital Corporation, which expires in March 2008. While the total availability under the facility is $35.0 million, the actual amount available to be borrowed is based on our level of qualifying domestic accounts receivable and inventory, which is subject to changing business conditions. As of the end of the first quarter of 2005, our outstanding balance on the revolving credit facility was zero, and our availability was $18.7 million. In addition to other affirmative and negative covenants customary for asset-based credit facilities, we are also subject to an EBITDA covenant that is triggered if the amount available to be borrowed under the facility plus cash deposited with the designated bank falls below $20.0 million. As of the end of the first quarter of 2005, the availability and the cash deposited were above the prescribed limit, and we were not subject to the additional covenant. For additional information on the terms of this asset-based credit facility, please see Note 8 of the Condensed Consolidated Financial Statements.

Our sources of cash are the cash we currently have on hand, the availability under on our asset-based credit facility and cash generated from net income. These amounts are available to finance capital expenditures, fund working capital needs, and pay interest on our outstanding convertible senior subordinated debt. We expect to generate cash from net income in 2005, but if our projections are significantly below our expectations, we believe that our other sources of cash are sufficient to cover our operating expenses, capital expenditures, restructuring requirements and interest payments for the next twelve months. If we are not able to generate cash from operations for a sustained period of time, we would, after our cash on hand and available line of credit were depleted, need to identify additional sources of cash. These sources could include additional issuances of debt or equity, sales of equipment or portions of the business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations in the normal course of business. For additional details related to our exposure to changes in interest rates and fluctuations in the value of foreign currencies, please refer to Item 7A of our 2004 Annual Report on Form 10-K.

Item 4. Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 1, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

On February 15, 2005, we issued 129,669 shares of common stock in order to fulfill the commitment made by our Board of Directors to match the contribution of the employees participating in the Artesyn 401(k) savings plan, pursuant to which employees may elect to purchase our common stock or make other investment elections. The shares were registered pursuant to a shelf registration of 1,000,000 shares of common stock filed with the SEC on Form S-8 (Commission File Number 333-102854) on January 31, 2003. Any additional information related to the issuance can be obtained by reviewing the Form S-8.

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

Date: May 5, 2005

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