Form 10-Q
period 2005-07-01
ARTESYN TECHNOLOGIES INC
filed 2005-08-05
CIK 23071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

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

The number of shares of Common Stock, $.01 par value per share, of the Registrant issued and outstanding as of July 29, 2005 was 39,735,926 shares.

Artesyn Technologies, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Artesyn Technologies, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share Data)

	July 1, 2005	December 31, 2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$52,786	$84,811
Marketable debt securities	40,879	21,125
Accounts receivable, net of allowances of $1,596 in 2005 and $1,633 in 2004	70,147	61,352
Inventories	47,039	50,320
Prepaid expenses and other current assets	2,771	1,380
Deferred income taxes	9,137	9,137

Total current assets	222,759	228,125

Property, Plant & Equipment, Net	60,407	66,124

Other Assets
Goodwill	21,155	22,107
Deferred income taxes	4,158	4,155
Other assets	20,268	21,128

Total other assets	45,581	47,390

Total Assets	$328,747	$341,639

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$50,922	$54,958
Accrued and other current liabilities	43,579	52,838

Total current liabilities	94,501	107,796

Long-Term Liabilities
Convertible subordinated debt	90,000	90,000
Deferred income taxes	6,087	5,598
Other long-term liabilities	3,723	4,269

Total long-term liabilities	99,810	99,867

Total liabilities	194,311	207,663

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 39,657,776 shares issued and outstanding in 2005 (39,304,957 shares in 2004)	397	393
Additional paid-in capital	134,185	131,787
Retained earnings	7,854	5,832
Accumulated other comprehensive loss	(8,000)	(4,036)

Total shareholders’ equity	134,436	133,976

Total Liabilities and Shareholders’ Equity	$328,747	$341,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

Artesyn Technologies, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Sales	$108,067	$105,497	$210,517	$202,010
Cost of sales	82,183	79,025	158,801	151,065

Gross profit	25,884	26,472	51,716	50,945

Operating expenses
Selling, general and administrative	9,943	11,239	20,480	21,687
Research and development	11,104	9,920	22,665	20,073
Restructuring and other charges	3,317	—	3,317	—

Total operating expenses	24,364	21,159	46,462	41,760

Operating income	1,520	5,313	5,254	9,185

Other expense
Interest expense, net	(1,000)	(1,278)	(2,005)	(2,525)

Income before provision for income taxes	520	4,035	3,249	6,660

Provision for income taxes	445	957	1,227	1,665

Net income	$75	$3,078	$2,022	$4,995

Earnings per share
Basic	$0.00	$0.08	$0.05	$0.13

Diluted	$0.00	$0.08	$0.05	$0.13

Weighted average common and common equivalent shares outstanding
Basic	39,573	39,032	39,491	38,939

Diluted	40,149	39,885	40,261	39,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

Artesyn Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Twenty-Six Weeks Ended
	July 1, 2005	June 25, 2004
Operating Activities
Net income	$2,022	$4,995
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,193	11,030
Other non-cash items	3,931	4,448
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,445)	(2,013)
Inventories	1,291	(10,187)
Prepaid expenses and other assets	(1,445)	386
Accounts payable and accrued liabilities	(9,143)	7,845

Net Cash (Used in) Provided by Operating Activities	(3,596)	16,504

Investing Activities
Purchases of property, plant & equipment	(7,637)	(10,861)
Proceeds from sale of property, plant & equipment	32	818
Purchases of marketable debt securities	(87,803)	—
Proceeds from sale and maturities of marketable debt securities	68,151	—
Earn-out payments related to acquisitions	—	(715)

Net Cash Used in Investing Activities	(27,257)	(10,758)

Financing Activities
Principal payments of debt and capital leases	(99)	—
Proceeds from exercises of stock options	1,102	1,276

Net Cash Provided by Financing Activities	1,003	1,276

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,175)	(360)

(Decrease) Increase in Cash and Cash Equivalents	(32,025)	6,662

Cash and Cash Equivalents, Beginning of Period	84,811	94,215

Cash and Cash Equivalents, End of Period	$52,786	$100,877

The accompanying notes are an integral part of these consolidated financial statements.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

July 1, 2005

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

In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly the consolidated financial position, results of operations and cash flows of Artesyn Technologies, Inc. The results of operations for the thirteen and twenty-six weeks ended July 1, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year 2005. In addition, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005.

For purposes of clarity, as used herein, the terms “we,” “us,” “our,” and “Artesyn” refer to Artesyn Technologies, Inc. and its subsidiaries (unless the context indicates another meaning).

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123R, “Share-Based Payments.” This statement replaces SFAS 123, and supersedes Accounting Principles Board Opinion (“APB”) 25. SFAS 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. The new standard requires that the compensation cost relating to share-based payment be recognized in financial statements at fair value. SFAS 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In April 2005, the SEC delayed the implementation of SFAS 123R for public companies until the first annual period beginning after June 15, 2005. We are required to adopt SFAS 123R by the beginning of fiscal year 2006, using a modified version of prospective application or may elect to apply a modified version of retrospective application. We expect that the adoption of this statement will have a material impact on our financial results. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in future expenses that are similar to the current pro forma disclosures under SFAS 123.

In November 2004, the FASB issued SFAS 151, “Inventory Costs — an Amendment of Accounting Research Bulletin 43, Chapter 4.” This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on our financial statements.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

July 1, 2005

(unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing income available to shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during each period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and shares of restricted common stock (calculated using the treasury stock method). Certain shares under the Company’s stock-based compensation programs, shares related to common stock potentially issuable upon the conversion of our senior subordinated debt and warrants were excluded from the diluted earnings per share computation because their effect was antidilutive for the respective periods. The weighted average shares excluded from the diluted earnings per share totaled 15.5 million and 15.7 million shares for the thirteen and twenty-six weeks ended July 1, 2005, respectively, and 15.6 million shares for the same periods in 2004.

We issued 129,669 and 80,836 shares of common stock in the twenty-six weeks ended July 1, 2005 and June 25, 2004, respectively, to match the contributions of employees participating in our 401(k) savings plan as approved by the Board of Directors. Additionally, during the twenty-six weeks ended July 1, 2005 and June 25, 2004, we issued 223,150 and 363,050 shares, respectively, upon the exercise of employee stock options.

4. Inventories

The components of inventories are as follows ($000s):

	July 1, 2005	December 31, 2004
Raw materials	$20,890	$19,736
Work-in-process	8,836	8,722
Finished goods	17,313	21,862

	$47,039	$50,320

5. Accrued Liabilities

The components of accrued and other current liabilities are as follows ($000s):

	July 1, 2005	December 31, 2004
Accrued and other current liabilities:
Compensation and benefits	$12,281	$16,006
Income taxes payable	11,136	10,868
Warranty reserve	5,436	6,933
Restructuring reserve (current portion)	4,562	5,806
Other	10,164	13,225

	$43,579	$52,838

As of July 1, 2005 and December 31, 2004, other accrued liabilities consisted primarily of accruals for professional fees, consulting fees, commissions, interest, deferred income and non-income taxes.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

July 1, 2005

(unaudited)

The components of other long-term liabilities are as follows ($000s):

	July 1, 2005	December 31, 2004
Other long-term liabilities:
Restructuring reserve	$2,364	$3,252
Directors’ pension plan	1,004	1,017
Other long-term liabilities	355	—

	$3,723	$4,269

6. Restructuring and Other Charges

During the second quarter of 2005, we initiated a company-wide review of operating expenses, which resulted in implementation of certain restructuring actions targeted to reduce costs.

In April of 2005, we announced a restructuring action, which involved reduction of approximately 30 operational and administrative positions company-wide, the majority of which related to our Power Conversion segment. The headcount reductions were largely complete by the end of the second quarter, resulting in restructuring charges of $0.9 million, of which $0.8 million was paid in the second quarter. The remaining terminations and associated termination payments are expected to be made in the third quarter of 2005.

In June of 2005, we implemented another restructuring action, designed to streamline our manufacturing costs, which includes the planned closure of our facility in Tatabanya, Hungary. Since opening the Power Conversion manufacturing facility in 2001, our customers have reassessed their regional sourcing needs, resulting in an under-utilized facility. The products currently being produced in Hungary will now be outsourced to a third party global electronics manufacturing services provider.

We account for termination benefit costs in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits,” if an on-going benefit arrangement is presumed to exist or in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” for costs related to a one-time benefit arrangement. The workforce reduction related to the planned closure of the Hungary facility includes approximately 430 positions (250 direct labor, 160 indirect labor and 20 administrative).

The closure of the Hungarian factory primarily involves termination of the factory workforce, disposal of the facility, equipment and other fixed assets. The charges in connection with the closure of our Hungarian manufacturing facility are expected to amount to $4.1 million (approximately $1.7 million relates to employee termination costs and $2.4 million relates to facility closure costs), of which $2.4 million was incurred in the second quarter. The outsource arrangement and the headcount reductions are expected to be complete by the end of fiscal 2005 and the disposal of the balance of our assets, primarily consisting of land and factory building, is expected to be complete in 2006.

In connection with this restructuring action, we assessed the long-term assets, including the building, land, equipment and other fixed assets used by our Hungarian manufacturing facility, for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of this assessment, certain assets, mostly comprised of machinery and equipment, were determined to be impaired and written down to their fair value. The fair value was determined based on market prices charged for similar assets, which approximate estimated proceeds on disposal. The resulting impairment charge of $1.3 million was recorded in the second quarter of 2005 and included in restructuring and other charges.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

July 1, 2005

(unaudited)

The components of the restructuring and other charges related to the actions implemented during the second quarter of 2005, along with the related activity, are presented in the following table ($000’s):

		2005 Activity
	Restructuring Liabilities at December 31, 2004	Restructuring Charge	Reductions		Restructuring Liabilities at July 1, 2005
			Cash	Non-Cash
Employee termination costs	$—	$2,004	$(752)	$—	$1,252
Facility closures	—	1,313	—	(1,313)	—

	$—	$3,317	$(752)	$(1,313)	$1,252

Beginning in 2001, we implemented several restructuring plans to streamline our operations to ensure that our cost structure matches the anticipated level of demand for our products. These restructuring plans included closures of several operating and administrative facilities and a reduction of approximately 1,900 positions worldwide. As of July 1, 2005, the remaining liabilities related to facility closures consisted of continuing lease obligations, the longest of which extends to 2008. Additionally, as of July 1, 2005, almost all affected employees have been terminated pursuant to our restructuring plans. The remaining terminations and associated termination payments will be made during 2005.

As a result of our restructuring plans, we reduced the workforce at our Ireland location, which gave rise to a €2.5 million liability for repayment of developmental grants from the Irish government. The development funds were subject to the condition we maintain a workforce of at least 300 employees at the facility in Ireland. Our restructuring actions at that facility resulted in a headcount significantly below 300 employees, triggering an obligation to repay the grants. In September 2003, we signed an agreement to repay €1.2 million (equivalent to $1.4 million as of July 1, 2005) to the Irish government over the next four years, with repayment of the remaining liability contingent upon maintaining future workforce levels through 2009. Repayment due in the first quarter of 2006 of approximately $0.4 million is classified as a current liability as of July 1, 2005, with the remaining payments of $2.2 million recorded in other long-term liabilities. If we maintain current employee levels through 2009, repayment of approximately $1.5 million will be forgiven.

Restructuring charges incurred in 2005 pursuant to these restructuring plans were not significant. The restructuring activity mostly related to cash payments to settle remaining obligations and is presented in the following table ($000s):

	Restructuring Liabilities at December 31, 2004	2005 Activity	Restructuring Liabilities at July 1, 2005
Employee termination costs	$852	$(151)	$701
Liability for payback of developmental grants	3,386	(749)	2,637
Facility closures	4,820	(2,483)	2,337

	$9,058	$(3,383)	$5,675

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

July 1, 2005

(unaudited)

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

9. Income Taxes

In the thirteen and twenty-six weeks ended July 1, 2005, an income tax provision of 85.6% and 37.8%, respectively, of pre-tax income was recorded compared to an income tax provision of 23.7% and 25.0% in the same periods in 2004. The difference between the tax rates is the result of several factors, including the distribution of profits and losses by jurisdiction and the tax effect of restructuring charges.

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

In 2004, we executed an inter-company sale of intangible assets. As a result of this transaction, a prepaid asset associated with previously recorded deferred tax assets in our Austrian tax jurisdiction was established, and the related long-term deferred tax assets were reduced by a corresponding amount. The components of the prepaid asset of $17.4 million are amortized to the income tax provision over their useful lives, ranging from 5 to 15 years, corresponding to the lives of the related intangible assets for tax return purposes. The prepaid asset, included in long-term assets, amounted to $15.8 million and $16.2 million, net of amortization, as of July 1, 2005 and December 31, 2004, respectively.

10. Business Segments and Geographic Information

We are organized into two business segments, Power Conversion and Embedded Systems (previously referred to as Communication Products). All of our products are designed and manufactured to meet the system needs of Original Equipment Manufacturers (“OEMs”) in voice and data communications applications including computing, enterprise networking, wireless infrastructure and telecommunications.

Our Power Conversion segment designs and manufactures a broad range of power conversion products including AC/DC converters and on-board DC/DC converters as well as power systems including rectifiers and DC/DC power delivery systems used in wireless infrastructure and RF amplification system applications.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

July 1, 2005

(unaudited)

The Embedded Systems segment designs and manufactures embedded board level products and protocol software for applications including central processing units and wide area network input/output boards.

We sell products directly to OEMs and also to a network of industrial and retail distributors throughout the world. Our principal markets are in the United States, Europe and Asia-Pacific, with the United States and Europe being the largest based on sales. Sales are made in U.S. dollars and certain European currencies.

The tables below present information about reported segments ($000s):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Sales
Power Conversion	$92,149	$87,999	$173,449	$171,356
Embedded Systems	15,918	17,498	37,068	30,654

Total	$108,067	$105,497	$210,517	$202,010

Operating Income (Loss)
Power Conversion	$(668)	$2,585	$(1,841)	$7,060
Embedded Systems	4,019	5,514	11,043	7,811
Corporate	(1,831)	(2,786)	(3,948)	(5,686)

Total	$1,520	$5,313	$5,254	$9,185

11. Legal Proceedings

On February 8, 2001, VLT, Inc. and Vicor Corporation filed a suit against us in the United States District Court for the District of Massachusetts alleging that we infringed on a U.S. patent entitled “Optimal Resetting of The Transformer’s Core in Single Ended Forward Converters.” By agreement, Vicor Corporation subsequently withdrew as plaintiff. VLT has alleged that it is the owner of the patent and that we have manufactured, used or sold electronic power converters with reset circuits that fall within the claims of the patent. VLT seeks damages, including royalties, lost profits, interest, attorneys’ fees and increased damages under 35 U.S.C. § 284. Originally, we challenged the validity of the patent and denied the infringement claims but have since reached an agreement with VLT on a stipulated judgment, after the Court ruled on the scope of the patent.

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

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

July 1, 2005

(unaudited)

The respective parties each appealed the stipulated judgment, including the District Court’s claim constructions, to the United States Court of Appeals for the Federal Circuit. On May 24, 2004, the Federal Circuit affirmed the rulings of the District Court and subsequently denied all motions for rehearing and reconsideration and remanded the case back to the District Court. The only issue pending at the District Court following the Federal Circuit’s decision is what, if any, damages are owed by us to VLT on the limited sales of the remaining category of our products that infringe the patent under the stipulated judgment. At the present time, we are unable to predict the outcome of this matter or ultimate liability owed by us for damages, if any.

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

In June 2005, our Compensation and Stock Option Committee approved replacing certain future employee stock option grants with shares of restricted (non-vested) common stock. Stock option grants will be limited to key executives and grants in connection with the stock purchase plans and are not expected to be significant in the future. On June 2, 2005, we issued approximately 260,000 shares of restricted stock, which will vest ratably over three years, with 33% vested at each anniversary date. Compensation expense related to the issuance of restricted stock was not material for the thirteen-weeks ended July 1, 2005.

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

	Twenty-Six Weeks Ended
	July 1, 2005	June 25, 2004
Risk-free interest rate	3.7%	3.7%
Dividend yield	—	—
Expected volatility	65%	80%
Expected life	4.5 years	4.2 years

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

July 1, 2005

(unaudited)

Artesyn’s pro forma information follows ($000s except per share data):

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Net income (loss):	As reported	$75	$3,078	$2,022	$4,995
Pro forma expense, net of tax effect		(170)	(709)	(925)	(1,686)

	Pro forma	$(95)	$2,369	$1,097	$3,309

Earnings (loss) per share-basic	As reported	$0.00	$0.08	$0.05	$0.13

	Pro forma	$(0.00)	$0.06	$0.03	$0.08

Earnings (loss) per share-diluted	As reported	$0.00	$0.08	$0.05	$0.13

	Pro forma	$(0.00)	$0.06	$0.03	$0.08

The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results.

13. Comprehensive Income (Loss)

Comprehensive income (loss) was ($1.9) million for both the thirteen and twenty-six weeks ended July 1, 2005, respectively, and $2.7 million and $5.0 million for the same periods ended June 25, 2004. Total comprehensive income (loss) is comprised primarily of net income and the effects of foreign currency translation adjustments, net of tax where applicable.

14. Product Warranty

We record estimated product warranty costs as revenues are recognized. Warranty expense is generally determined by calculating the historical relationship between sales and warranty costs and by applying the calculation to the current period’s sales. Warranty expense is also recorded based on specific warranty claims.

Changes in our product warranty liability are as follows ($000s):

	Twenty-Six Weeks Ended
	July 1, 2005	June 25, 2004
Balance, beginning of period	$6,933	$7,854
Warranties charged during the period	826	1,800
Settlements made during the period	(2,323)	(1,549)

Balance, end of period	$5,436	$8,105

Our warranty provision includes an estimate for warranty claims based on the history of settlements, as well as specific amounts for known claims. Once a warranty claim is known, the time period to settle the claim varies depending on the product, customer replacement timing and other factors. Our warranty provisions have decreased for the first six months of 2005 compared to the first six months of 2004 as a result of better warranty claim experience. The amount of settlements increased in 2005 versus 2004 as a result of the timing of the customer replacement plan related to specific known claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. With the exception of historical information, the matters discussed below may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Forward-looking statements typically use words or phrases such as “estimate,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “forecasts,” “believes,” or words of similar import. We caution readers that a number of important factors, including those identified in the most recently filed Annual Report on Form 10-K, as well as factors discussed in other reports filed with our SEC, could affect our actual results and cause them to differ materially from those expressed in the forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof, based on information available as of the date hereof, and subject to applicable law to the contrary, we assume no obligation to update any forward-looking statements.

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

We earned $0.00 per share in the second quarter of 2005, which was a decrease of $0.08 compared to the earnings in the same period in 2004 and a decrease of $0.05 sequentially, compared to the first quarter of 2005. For the first six months of 2005, we earned $0.05 per share, compared to $0.13 per share in the same period in 2004. The decrease in net income in the second quarter reflects restructuring and other charges, which are discussed in more detail below.

Revenue in the second quarter of 2005 was $108.1 million, an increase of 2% from $105.5 million in the second quarter of 2004. The increase is a result of new programs being launched in the wireless infrastructure division and distribution channel of our Power Conversion segment, offset in part by a decrease in demand in the Embedded Systems segment.

Compared to the first quarter of 2005, our revenue increased $5.6 million due to increased demand in our Power Conversion segment due to introduction of new programs as discussed above, and a seasonal pick up of demand, offset by reduced demand in our Embedded Systems segment. The Embedded Systems segment was impacted by two of our large customers decreasing demand due to carrier delays.

Overall, we anticipate our revenue growth for the second half of 2005 to be between 8% and 10% compared to the first half of the year.

Gross profit decreased in the second quarter of 2005 to $25.9 million, or 24.0% of revenue, compared to $26.5 million, or 25.1% of revenue, in the same quarter of 2004. Despite the increase in revenue, the gross profit decreased due to unfavorable product mix resulting from reduced sales in our Embedded Systems segment.

During the second quarter of 2005, we initiated a company-wide review of operating expenses, which resulted in implementation of certain restructuring actions targeted to reduce costs. The actions included headcount reductions throughout the company, as well as the decision to close our under-utilized manufacturing facility in Tatabanya, Hungary. These actions resulted in restructuring and other charges of $3.3 million included in the second quarter results.

Our cash and cash equivalents decreased from $84.8 million at the end of 2004 to $52.8 million at the end of the second quarter of 2005, of which $19.7 million related to additional investment in short-term marketable debt securities in order to maximize interest income. The remaining decrease in cash and cash equivalents resulted from cash flows used in operations and capital expenditures for production equipment.

Consolidated

Sales. The following table summarizes revenue by business segment for the thirteen and twenty-six weeks ended July 1, 2005 in comparison with the same periods in 2004 (in millions, except percentages):

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 1, 2005	June 25, 2004	Change	July 1, 2005	June 25, 2004	Change
Power Conversion	$92.2	$88.0	5%	$173.4	$171.4	1%
Embedded Systems	15.9	17.5	(9)%	37.1	30.6	21%

Total	$108.1	$105.5	2%	$210.5	$202.0	4%

The increase in revenue of $2.6 million in the thirteen weeks ended July 1, 2005 compared to the same period in 2004 reflects higher sales in the Power Conversion sector, offset by decreased sales in our Embedded Systems segment.

Our Power Conversion segment experienced an increase in revenue due to new programs sold to our wireless customers and through our distribution channel, somewhat offset by the decrease in sales to server and storage customers, due to reduced demand and the programs going end of life earlier than expected. The decrease in the Embedded Systems segment in the second quarter of 2005 is a result of two large customers reducing demand due to carrier delays of 3G rollouts in China and North America.

Revenue increased by $8.5 million for the twenty-six weeks ended July 1, 2005 compared to the same period in 2004, reflecting a strong demand for our embedded systems in the first quarter of 2005, resulting from deployment of 2.5G and 3G networks, and the introduction of related new products.

Gross Profit. Below is a comparison of gross profit and gross profit as a percent of revenue for the thirteen and twenty-six weeks ended July 1, 2005 compared to the same periods in 2004 (in millions, except percentages):

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 1, 2005	June 25, 2004	Change	July 1, 2005	June 25, 2004	Change
Gross Profit	$25.9	$26.5	(2)%	$51.7	$50.9	2%
Gross Profit as a percent of revenue	24.0%	25.1%		24.6%	25.2%

The gross profit decreased by $0.6 million for the thirteen weeks ended July 1, 2005 and increased by $0.8 million for twenty-six weeks ended July 1, 2005 in comparison with the same periods in 2004.

The decrease in the gross profit during the second quarter is due to the negative effect of sales mix, and higher initial costs to support new product introductions. Unfavorable sales mix reflects a reduction in sales in the Embedded Systems segment, which typically includes higher margin products. The sales from this segment accounted for 15% of our total sales in the second quarter of 2005 compared to 17% in the same period in 2004.

The gross profit increased during the twenty-six weeks ended July 1, 2005 in comparison with the same period in 2004 due to a strong performance of our higher-margin Embedded Systems segment in the first quarter of 2005. Year-to-date, the Embedded Systems segment represents 18% of our total sales, compared to 15% in the same period in 2004. The gross profit increase from the Embedded Systems segment is somewhat offset by unfavorable sales mix in Power Conversion on sales of lower margin products in the server and storage sector.

Operating Expenses. Operating expenses for the thirteen weeks and twenty-six weeks ended July 1, 2005 compared to the same periods in the prior year are as follows (in millions, except percentages):

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 1, 2005	June 25, 2004	Change	July 1, 2005	June 25, 2004	Change
Selling, general & administrative	$9.9	$11.3	(12)%	$20.5	$21.7	(6)%
Research & development	11.1	9.9	12%	22.7	20.1	13%
Restructuring & related charges	3.3	—	100%	3.3	—	100%

Total Operating Expenses	$24.3	$21.2	15%	$46.5	$41.8	11%

The decrease in selling, general and administrative expenses for the thirteen weeks ended July 1, 2005 compared to the same period in 2004 is due to reduced executive incentive awards on weaker than anticipated financial performance, and lower consulting expenses related to various tax, legal and regulatory services.

The decrease for the twenty-six weeks ended July 1, 2005 compared to the same period in 2004 reflects a reduction of $0.9 million in administrative expenses in the first quarter of 2005 for recovery of expenses under an indemnification from a previous technology license agreement.

Research and development expenses for the thirteen and twenty-six weeks ended July 1, 2005 increased by $1.2 million and $2.6 million, respectively, in comparison to the same periods in 2004. This increase was due to technology investments made to support revenue growth, including funding of Advanced Telecom Computing Architecture (“AdvancedTCA®“) development in our Embedded Systems segment, the expansion of our design center in Asia and the offering of new products in our wireless communications sector. We expect our research and development spending to remain at approximately 10% of revenue for the remainder of the year.

During the second quarter of 2005, we recorded restructuring charges of $3.3 million associated with a company-wide initiative to reduce operating expenses. The restructuring actions included headcount reductions, primarily in the Power Conversion segment. These headcount reductions were largely complete by the end of the second quarter, resulting in the charges of $0.9 million included in the operating results.

In addition to the headcount reductions, we decided to close our manufacturing facility in Tatabanya, Hungary and outsource production to a global Electronics Manufacturing Services (“EMS”) provider. Among the factors that contributed to our decision to close the Hungarian factory were requests of the wireless OEMs to move production closer to their end customers, which would have resulted in significant under-utilization of our factory, and unfavorable fluctuations in exchange rates between the U.S. Dollar and the Hungarian Forint, which led to significant margin pressures.

The charges in connection with the closure of our Hungarian manufacturing facility are expected to total $4.1 million (approximately $1.7 million relates to severance costs and $2.4 million relates to facility closure costs), of which $2.4 million was incurred in the second quarter of 2005. Included in the second quarter restructuring and other charges is an asset impairment charge of $1.3 million, related to certain fixed assets used by our Hungarian facility which were determined to be impaired and written down to their fair value.

The outsourcing arrangement of our Hungarian manufacturing operations to the EMS provider is expected to be complete by the end of fiscal 2005 and the disposal of the balance of our assets, primarily consisting of land and the factory building, is expected to be complete in 2006. The Hungary factory closure is expected to generate net cash proceeds of $2.0 million in 2005, as proceeds from the sale of equipment and raw materials to the EMS provider exceed the closure costs. Additionally, we will be marketing our factory building for sale, and expect to generate cash proceeds related to the sale of $6.0 to $7.0 million. We expect that the outsource arrangement and the closure of our Hungarian manufacturing facility will result in a reduction of approximately $6.0 million in our cost of sales in 2006.

Interest Expense, net. Interest expense, net for the thirteen and twenty-six weeks ended July 1, 2005 compared to the same periods in the prior year is as follows (in millions, except percentages):

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 1, 2005	June 25, 2004	Change	July 1, 2005	June 25, 2004	Change
Interest expense	$1.5	$1.5	0%	$2.9	$2.9	0%
Less: Interest income	(0.5)	(0.2)	150%	(0.9)	(0.4)	125%

Net interest expense	$1.0	$1.3	(23)%	$2.0	$2.5	(20)%

The decrease in net interest expense in the second quarter and the first six months of 2005 compared to the same periods in the preceding year is due to higher interest income resulting from increased interest rates and a higher balance of marketable securities in 2005.

Provision for Income Taxes. Below is a comparison of the provision for income tax and effective tax rate for the thirteen and twenty-six weeks ended July 1, 2005 in comparison with the same periods in 2004 (in millions, except percentages):

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 1, 2005	June 25, 2004	Change	July 1, 2005	June 25, 2004	Change
Provision for income taxes	$0.4	$1.0	(60)%	$1.2	$1.7	(29)%
Effective tax rate	86%	24%		38%	25%

The difference in the 2005 and 2004 tax rates is due to the distribution of profits and losses by jurisdiction and adjustments to valuation allowances on deferred tax assets recorded in various jurisdictions. Impacting the tax rate in the second quarter of 2005 is the restructuring charge related to the closure of the Hungarian facility. No tax benefit is being recorded on losses in Hungary as it is considered unlikely that the benefit will be realized.

Net Income. The net income recorded for the thirteen and twenty-six weeks ended July 1, 2005 was lower compared with the same periods in the previous year as a result of the factors disclosed above.

Power Conversion

Results for the Power Conversion segment in the thirteen and twenty-six weeks ended July 1, 2005 in comparison with the same periods in the prior year are as follows (in millions, except percentages):

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 1, 2005	June 25, 2004	Change	July 1, 2005	June 25, 2004	Change
Revenue	$92.2	$88.0	5%	$173.4	$171.4	1%
Operating income (loss)	(0.7)	2.6	(127)%	(1.8)	7.1	(125)%

The revenue growth in the second quarter and the first six months of 2005 was impacted by increased sales of our new rectifier products to wireless customers and standard products through our distribution channel. However, our revenue was negatively impacted by lower sales to our server and storage customers, due to weak customer demand and several programs reaching their end of life cycle.

We expect the wireless infrastructure sector to continue to be a source of future revenue growth, with revenues from rectifiers and amplifiers for base station applications contributing to the revenue growth in the second half of 2005.

Excluding the restructuring and other charges recorded in the second quarter of 2005 of $3.1 million, operating income decreased by $0.2 million and $5.8 million in the second quarter and the first six months of 2005, respectively, compared with the same periods in 2004. The favorable impact of revenue growth in 2005 was offset by unfavorable sales mix and increased research and development costs. An increased proportion of sales of lower margin products in the server and storage sector was the primary reason for the unfavorable sales mix. Research and development increased in the second quarter and the first six months of 2005 compared to the same periods in 2004 (approximately $0.7 million and $1.8 million, respectively) due to the expansion of our design center in Asia and headcount additions to support development of new products for our customers.

Embedded Systems

Results for the Embedded Systems segment in the thirteen and twenty-six weeks ended July 1, 2005 in comparison with the same periods in the prior year are as follows (in millions, except percentages):

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 1, 2005	June 25, 2004	Change	July 1, 2005	June 25, 2004	Change
Revenue	$15.9	$17.5	(9)%	$37.1	$30.6	21%
Operating income	4.0	5.5	(27)%	11.0	7.8	41%

Revenue decreased in the second quarter of 2005 compared to the same quarter of 2004 primarily as a result of two large customers reducing demand due to carrier delays of 3G rollouts in China and North America. Despite the decline in the second quarter, revenue increased the first six months of 2005 compared to the same period in 2004 due to significant growth in the first quarter of 2005 as communications service providers increased their spending on wireless infrastructure to support the deployment of 2.5G and 3G networks.

The changes in operating income in the thirteen and twenty-six weeks ended July 1, 2005 in comparison with the same periods in the prior year are a result of fluctuations in revenue between the periods. Operating income was also impacted by increased engineering expenses for development of new products ($0.5 million and $0.8 million for the thirteen and twenty-six weeks ended July 1, 2005, respectively, compared to the same periods in 2004).

Liquidity and Capital Resources

The following table presents selected financial statement information as of the end of the second quarter of 2005 compared to the end of 2004 (in millions, except statistical data):

	As of July 1, 2005	As of December 31, 2004
Cash and cash equivalents	$52.8	$84.8
Short-term marketable debt securities	40.9	21.1
Convertible subordinated debt	(90.0)	(90.0)

Cash and short-term marketable debt securities, net of debt	$3.7	$15.9

Working Capital Statistics:
Days of sales outstanding	59	50
Days of inventory on-hand	52	55
Days of accounts payable outstanding	56	60

Our cash and cash equivalents decreased from $84.8 million at the end of 2004 to $52.8 million at the end of the second quarter of 2005, with $19.7 million used to purchase additional short-term marketable debt securities. Cash provided by net income and adjusted for non-cash expenses was consumed by working capital, equipment purchases and investments in additional marketable debt securities.

Cash Flows from Operating Activities. During the first six months of 2005, the cash outflow to fund our operations was $3.6 million. Net income adjusted for non-cash expenses, which includes the effect of depreciation and amortization and various provisions and reserves, was the primary source of cash, providing us with $17.1 million in operating cash in the period. This cash inflow from net income was offset by an increase in accounts receivable ($11.4 million) and decreases in accounts payable and accruals ($9.1 million). The accounts receivable increase reflects higher days of sales outstanding. The decreases in accounts payable and accrual balances reflect approximately $4.1 million in restructuring and $3.7 million in bonus and other compensation payments made during 2005.

Overall working capital performance was below the level recorded at the end of 2004. Our days of sales outstanding was above the 2004 level by nine days due to a combination of factors, including longer terms granted to customers as a result of competitive pressures, a shift in sales mix towards wireless infrastructure customers who have longer terms on average, and timing issues. We continue to remain focused on working capital management and expect to reduce our days of sales outstanding by four to five days in the third quarter.

Days of inventory on-hand at the end of the second quarter decreased from the end of 2004 due to a reduction in the level of finished goods inventory held in hubs near our customers’ locations.

Cash Flows from Investing Activities. Cash flows from investing activities reflect a net cash use of $27.3 million in the first six months of 2005, primarily comprised of purchases of short-term marketable debt securities ($19.7 million) to maximize our investment income and capital expenditures ($7.6 million) to support our product design and manufacturing requirements.

Cash Flows from Financing Activities. In the first six months of 2005, cash flows from financing activities were a source of cash of $1.0 million, resulting primarily from the exercise of stock options.

Our convertible debt consists of $90.0 million of 5.5% convertible senior subordinated notes due in 2010. There are no financial covenant requirements associated with the convertible senior subordinated notes. For additional information regarding our convertible debt, please see Note 7 of the Condensed Consolidated Financial Statements.

We currently have a five-year, $35.0 million senior revolving credit facility with Fleet Capital Corporation, which expires in March 2008. While the total availability under the facility is $35.0 million, the actual amount available to be borrowed is based on our level of qualifying domestic accounts receivable and inventory, which is subject to changing business conditions. As of the end of the second quarter of 2005, our outstanding balance on the revolving credit facility was zero, and our availability was $22.2 million. In addition to other affirmative and negative covenants customary for asset-based credit facilities, we are also subject to an EBITDA covenant that is triggered if the amount available to be borrowed under the facility plus cash deposited with the designated bank falls below $20.0 million. As of the end of the second quarter of 2005, the availability and the cash deposited were above the prescribed limit, and we were not subject to the additional covenant. For additional information on the terms of this asset-based credit facility, please see Note 8 of the Condensed Consolidated Financial Statements.

Our sources of cash are the cash we currently have on hand, the availability under our asset-based credit facility and cash generated from net income. These amounts are available to finance capital expenditures, fund working capital needs, and pay interest on our outstanding convertible senior subordinated debt. We expect to generate cash from net income in 2005, but if our projections are significantly below our expectations, we believe that our other sources of cash are sufficient to cover our operating expenses, capital expenditures, restructuring requirements and interest payments for the next twelve months. If we are not able to generate cash from operations for a sustained period of time, we would, after our cash on hand and available line of credit were depleted, need to identify additional sources of cash. These sources could include additional issuances of debt or equity, sales of equipment or portions of the business.

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

Item 4. Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (“the Exchange Act”). Based on that evaluation, our management, including our CEO and interim CFO, concluded that our disclosure controls and procedures were effective as of July 1, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Artesyn Technologies, Inc. held its Annual Meeting of Shareholders on June 2, 2005.

The following matters were voted upon at the Annual Meeting of Shareholders:

i)	The shareholders voted on the election of the nominees for Directors for a term to expire at the next Annual Meeting of Shareholders to be held in 2006. The nominees, all of whom were re-elected, were Edward S. Croft III, Lawrence J. Matthews, Joseph M. O’Donnell, Stephen A. Ollendorff, Phillip A. O’Reilly, Bert Sager, A. Eugene Sapp, Jr., Ronald D. Schmidt, Lewis Solomon and John M. Steel. The Inspectors of Election certified the following vote tabulations:

	For	Withheld
Edward S. Croft, III	33,292,320	2,173,924
Lawrence J. Matthews	34,850,407	615,837
Joseph M. O’Donnell	33,293,056	2,173,188
Stephen A. Ollendorff	31,787,118	3,679,126
Phillip A. O’Reilly	32,586,978	2,879,266
Bert Sager	32,567,267	2,898,977
A. Eugene Sapp, Jr.	34,124,771	1,341,473
Ronald D. Schmidt	34,855,747	610,497
Lewis Solomon	33,578,296	1,887,948
John M. Steel	34,856,197	610,047

ii)	The firm of Ernst & Young, LLP was ratified as auditors for the fiscal year ending December 30, 2005. 34,279,362 shares or 87% of common stock voted in favor of the ratification of the selection of the firm of Ernst & Young, LLP, 1,147,191 shares of common stock voted against and 39,691 shares abstained.

Item 5. Other Information

We are in the process of granting retention/severance agreements to a number of key employees.

Two Named Executive Officers, Ewald Braith (the President of our Communications Infrastructure Group) and Norman C. Wussow (the President of our Enterprise Computing Group), as well as William Rodger (the President of Global Operations), another executive officer and one key Staff Director will receive severance agreements with the following terms:

In the event that the employee is terminated without “cause” or resigns for “good reason” (both as defined in the agreement) within two years after the occurrence of a “change in control” (as defined in the agreement), the employee will be entitled to receive a lump sum payment equal to two times the employee’s annual base salary, as well as any base salary, vacation pay, expense reimbursements and other cash entitlements earned by the employee and otherwise payable as of the date of termination. The severance agreements have a three-year term.

Certain other key employees are in the process of being granted severance agreements with similar terms, except that those employees will be entitled to an amount equal to one year’s base salary if they are terminated without cause or resign for good reason two years after the occurrence of a change in control.

Copies of the severance agreements with Ewald Braith, Norman C. Wussow and William Rodger, each dated as of August 2, 2005, are attached hereto as Exhibits 10.30, 10.31 and 10.32, respectively. A form of severance agreement for other eligible employees is attached hereto as Exhibit 10.33.

Additionally, our Chief Executive Officer’s Employment Agreement was amended on August 4, 2005. The amendment provides that if Artesyn gives notice of non-renewal of Mr. O’Donnell’s Employment Agreement after a change of control of the company, he would be entitled to a lump sum severance payment equal to three times his base salary and Maximum Incentive Payment and reimbursement of outplacement-related services up to $45,000 in addition to the other benefits to which he is entitled under the terms of the agreement. The agreement provides for full acceleration of all unvested equity awards as of the date of any “eligible termination” following a “change in control”, as both such terms are defined therein. A copy of this amended agreement is attached hereto as Exhibit 10.34.

Lastly, our agreements with eligible directors pursuant to the Outside Directors Retirement Plan were amended on August 4, 2005. The amendment provides that if, within twenty-four months prior to or following a change of control of Artesyn (as defined pursuant to the Plan), a participating director’s service on our Board of Directors is terminated for any reason other than the director’s voluntary resignation that is not at the request of or otherwise initiated by us or our shareholders, then the director’s retirement benefits will be accelerated and paid in a lump-sum. A copy of the form of agreement under the Plan is attached hereto as Exhibit 10.35.

Item 6. Exhibits

Exhibit No.
10.29	Employment Agreement, dated as of July 13, 2005, by and between Artesyn Technologies, Inc. and Gary Larsen.

10.30	Severance Agreement, dated as of August 2, 2005, by and between Artesyn Technologies, Inc. and Ewald Braith.

10.31	Severance Agreement, dated as of August 2, 2005, by and between Artesyn Technologies, Inc. and Norman C. Wussow.

10.32	Severance Agreement, dated as of August 2, 2005, by and between Artesyn Technologies, Inc. and William Rodger.

10.33	Form of Severance Agreement by and between Artesyn Technologies, Inc. and participating employees.

10.34	Amended Employment Agreement, dated as of August 4, 2005, by and between Artesyn Technologies, Inc. and Joseph O’Donnell.

10.35	Form of Agreement under the Outside Directors’ Retirement plan, dated as of August 4, 2005, by and between Artesyn Technologies, Inc. and participating directors.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artesyn Technologies, Inc.

Date: August 5, 2005

	By:	/s/ Gary Larsen
Gary Larsen Interim Vice President Finance Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.29	Employment Agreement, dated as of July 13, 2005, by and between Artesyn Technologies, Inc. and Gary Larsen.

10.30	Severance Agreement, dated as of August 2, 2005, by and between Artesyn Technologies, Inc. and Ewald Braith.

10.31	Severance Agreement, dated as of August 2, 2005, by and between Artesyn Technologies, Inc. and Norman C. Wussow.

10.32	Severance Agreement, dated as of August 2, 2005, by and between Artesyn Technologies, Inc. and William Rodger.

10.33	Form of Severance Agreement by and between Artesyn Technologies, Inc. and participating employees.

10.34	Amended Employment Agreement, dated as of August 4, 2005, by and between Artesyn Technologies, Inc. and Joseph O’Donnell.

10.35	Form of Agreement under the Outside Directors’ Retirement plan, dated as of August 4, 2005, by and between Artesyn Technologies, Inc. and participating directors.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.