Form 10-Q
period 2005-09-30
ARTESYN TECHNOLOGIES INC
filed 2005-11-09
CIK 23071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of Common Stock, $.01 par value per share, of the Registrant issued and outstanding as of October 28, 2005 was 39,866,051 shares.

Artesyn Technologies, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Artesyn Technologies, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share Data)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$58,845	$84,811
Marketable debt securities	42,180	21,125
Accounts receivable, net of allowances of $1,279 in 2005 and $1,633 in 2004	65,337	61,352
Inventories	47,969	50,320
Prepaid expenses and other current assets	2,215	1,380
Deferred income taxes	9,137	9,137

Total current assets	225,683	228,125

Property, Plant & Equipment, Net	57,465	66,124

Other Assets:
Goodwill, net	20,843	22,107
Deferred income taxes	4,067	4,155
Other assets	19,951	21,128

Total other assets	44,861	47,390

Total Assets	$328,009	$341,639

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$50,145	$54,958
Accrued and other current liabilities	38,840	52,838

Total current liabilities	88,985	107,796

Long-Term Liabilities:
Convertible subordinated debt	90,000	90,000
Deferred income taxes	6,082	5,598
Other long-term liabilities	3,729	4,269

Total long-term liabilities	99,811	99,867

Total liabilities	188,796	207,663

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01 per share; 80,000,000 shares authorized; 39,839,351 shares issued and outstanding in 2005 (39,304,957 shares in 2004)	398	393
Additional paid-in capital	135,317	131,787
Retained earnings	11,873	5,832
Accumulated other comprehensive loss	(8,375)	(4,036)

Total shareholders’ equity	139,213	133,976

Total Liabilities and Shareholders’ Equity	$328,009	$341,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

Artesyn Technologies, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in Thousands, Except Per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Sales	$101,952	$107,013	$312,469	$309,023
Cost of Sales	77,291	79,379	236,091	230,443

Gross Profit	24,661	27,634	76,378	78,580

Operating Expenses
Selling, general and administrative	9,203	11,486	29,682	33,173
Research and development	11,220	10,696	33,887	30,769
Restructuring and other charges	351	—	3,668	—

Total operating expenses	20,774	22,182	67,237	63,942

Operating Income	3,887	5,452	9,141	14,638

Other Expense
Interest expense, net	(791)	(1,166)	(2,796)	(3,692)

Income Before Provision for Income Taxes	3,096	4,286	6,345	10,946

Provision (Benefit) for Income Taxes	(924)	677	304	2,342

Net Income	$4,020	$3,609	$6,041	$8,604

Earnings Per Share

Basic	$0.10	$0.09	$0.15	$0.22

Diluted	$0.09	$0.09	$0.15	$0.22

Weighted Average Common and Common Equivalent Shares Outstanding
Basic	39,774	39,210	39,586	39,029

Diluted	51,700	51,064	40,354	39,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

Artesyn Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in Thousands)

	Thirty-Nine Weeks Ended
	September 30, 2005	September 24, 2004
Operating Activities
Net income	$6,041	$8,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,767	16,549
Other non-cash items	5,847	9,315
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,991)	(6,423)
Inventories	(624)	(12,272)
Prepaid expenses and other assets	(801)	805
Accounts payable and accrued liabilities	(14,515)	4,235

Net Cash Provided by Operating Activities	5,724	20,813

Investing Activities
Purchases of property, plant & equipment	(9,740)	(18,440)
Proceeds from sale of property, plant & equipment	147	877
Purchases of available for sale securities	(104,040)	—
Proceeds from sale and maturities of available for sale securities	83,101	—
Issuance of loan to related party	(1,000)	—
Earn-out payments related to acquisitions	—	(714)

Net Cash Used in Investing Activities	(31,532)	(18,277)

Financing Activities
Principal payments of debt and capital leases	(196)	—
Proceeds from exercises of stock options	2,234	1,433

Net Cash Provided by Financing Activities	2,038	1,433

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,196)	(63)

(Decrease) Increase in Cash and Cash Equivalents	(25,966)	3,906

Cash and Cash Equivalents, Beginning of Period	84,811	94,215

Cash and Cash Equivalents, End of Period	$58,845	$98,121

The accompanying notes are an integral part of these consolidated financial statements.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

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

In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly the consolidated financial position, results of operations and cash flows of Artesyn Technologies, Inc. The results of operations for the thirteen and thirty-nine weeks ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year 2005. In addition, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005.

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

In November 2004, the FASB issued SFAS 151, “Inventory Costs — an Amendment of Accounting Research Bulletin 43, Chapter 4.” This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are required to adopt SFAS 151 by the beginning of fiscal year 2006. The adoption of this standard is not expected to have a material impact on our financial statements.

3. Earnings Per Share

Basic earnings per share is calculated by dividing income available to shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(unaudited)

computed using the weighted average number of common and dilutive common share equivalents outstanding during each period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and shares of restricted common stock (calculated using the treasury stock method).

Certain shares under the Company’s stock-based compensation programs and warrants were excluded from the diluted earnings per share computation because their effect was antidilutive for the thirteen and thirty-nine weeks ended September 30, 2005 and September 24, 2004. Additionally, we have excluded shares related to common stock potentially issuable upon the conversion of our senior subordinated debt because their effect was antidilutive for the thirty-nine weeks ended September 30, 2005 and September 24, 2004. The weighted average shares excluded from the diluted earnings per share totaled 1.4 million and 15.4 million shares for the thirteen and thirty-nine weeks ended September 30, 2005, respectively, and 3.5 million and 16.3 million shares for the same periods in 2004.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Numerator:
Numerator for basic earnings per share - net income	$4,020	$3,609	$6,041	$8,604
Effect of potential common shares:
Convertible subordinated debt	846	856	—	—

Numerator for diluted earnings per share - net income	4,866	4,465	6,041	8,604

Denominator:
Denominator for basic earnings per share - weighted average shares	39,774	39,210	39,586	39,029
Effect of employee stock options	728	693	754	861
Effect of employee restricted shares	37	—	14	—
Effect of potential common shares:
Convertible subordinated debt	11,161	11,161	—	—

Denominator for diluted earnings per share - weighted average shares	51,700	51,064	40,354	39,890

Basic earnings per share	$0.10	$0.09	$0.15	$0.22

Diluted earnings per share	$0.09	$0.09	$0.15	$0.22

We issued 129,669 and 80,836 shares of common stock in the thirty-nine weeks ended September 30, 2005 and September 24, 2004, respectively, to match the contributions of employees participating in our 401(k) savings plan as approved by the Board of Directors. Additionally, we issued 415,225 and 405,450 shares during the thirty-nine weeks ended September 30, 2005 and September 24, 2004, respectively, upon the exercise of employee stock options.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(unaudited)

4. Inventories

The components of inventories are as follows ($000s):

	September 30, 2005	December 31, 2004
Raw materials	$21,014	$19,736
Work-in-process	8,246	8,722
Finished goods	18,709	21,862

	$47,969	$50,320

5. Accrued Liabilities

The components of accrued and other current liabilities are as follows ($000s):

	September 30, 2005	December 31, 2004
Accrued and other current liabilities:
Compensation and benefits	$12,349	$16,006
Income taxes payable	9,384	10,868
Warranty reserve	5,068	6,933
Restructuring reserve (current portion)	3,344	5,806
Other	8,695	13,225

	$38,840	$52,838

As of September 30, 2005 and December 31, 2004, other accrued liabilities consisted primarily of accruals for professional and consulting fees, commissions, interest, deferred income and non-income taxes.

The components of other long-term liabilities are as follows ($000s):

	September 30, 2005	December 31, 2004
Other long-term liabilities:
Restructuring reserve	$2,374	$3,252
Directors’ pension plan	1,004	1,017
Other long-term liabilities	351	—

	$3,729	$4,269

6. Restructuring and Other Charges

During the second quarter of 2005, we initiated a company-wide review of operating expenses, which resulted in implementation of certain restructuring actions targeted to reduce costs.

In April 2005, we announced the reduction of approximately 30 operational and administrative positions company-wide, the majority of which related to our Power Conversion segment. This action resulted in restructuring and other charges of $0.9 million incurred in 2005. The headcount reductions and related payments were largely complete by the end of the third quarter.

In June 2005, we implemented actions designed to streamline our manufacturing costs, which includes the planned closure of our facility in Tatabanya, Hungary. Since opening the Power Conversion manufacturing facility in 2001, our customers have reassessed their regional sourcing needs, resulting in an under-utilized facility. The products currently being produced in Hungary will be outsourced to a third party global electronics manufacturing services provider.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(unaudited)

We account for termination benefit costs in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits,” if an on-going benefit arrangement is presumed to exist or in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” for costs related to a one-time benefit arrangement.

The closure of the Hungarian factory primarily involves termination of the factory workforce and disposal of the facility, equipment and other fixed assets. The workforce reduction related to the planned closure of the Hungary facility includes approximately 430 positions (250 direct labor, 160 indirect labor and 20 administrative). The charges in connection with the closure of our Hungarian manufacturing facility are expected to amount to $4.1 million (approximately $1.7 million relates to employee termination costs and $2.4 million relates to facility closure costs), of which $0.4 million and $2.8 million were incurred during the thirteen and thirty-nine weeks ended September 30, 2005, respectively. The outsourcing arrangement and the headcount reductions are expected to be complete by the end of fiscal 2005 and the disposal of the balance of our assets, primarily consisting of land and the factory building, is expected to be completed in 2006.

In connection with our actions, we assessed the long-term assets, including the building, land, equipment and other fixed assets used by our Hungarian manufacturing facility, for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of this assessment, certain assets, mostly comprised of machinery and equipment, were written down to their fair value. The fair value was determined based on market prices charged for similar assets, which approximate estimated proceeds on disposal. The resulting impairment charge of $1.3 million was recorded in the second quarter of 2005 and included in restructuring and other charges.

The components of the restructuring and other charges related to the actions implemented in 2005, along with the related activity, are presented in the following table ($000’s):

	Restructuring Liabilities at December 31, 2004	2005 Activity
		Restructuring Charge	Reductions		Restructuring Liabilities at September 30, 2005
			Cash	Non-Cash
Employee termination costs	$—	$2,186	$(974)	$—	$1,212
Facility closures	—	1,482	(169)	(1,313)	—

	$—	$3,668	$(1,143)	$(1,313)	$1,212

Beginning in 2001, we implemented several restructuring plans to streamline our operations to ensure that our cost structure matches the anticipated level of demand for our products. These restructuring plans included closures of several operating and administrative facilities and a reduction of approximately 1,900 positions worldwide. As of September 30, 2005, the remaining liabilities related to facility closures consisted of continuing lease obligations, the longest of which extends to 2008. Additionally, as of September 30, 2005, almost all affected employees have been terminated pursuant to our restructuring plans. The remaining terminations and associated termination payments will be made during 2005.

As a result of our restructuring plans, we reduced the workforce at our Ireland location, which gave rise to a €2.5 million (equivalent to $3.0 million as of September 30, 2005) liability for repayment of developmental grants from the Irish government. The development funds were subject to the condition that we maintain a workforce of at least 300 employees at our facility in Ireland. Our restructuring actions at that facility resulted in a headcount significantly below 300 employees, triggering an obligation to

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(unaudited)

repay the grants. In September 2003, we signed an agreement to repay €1.2 million (equivalent to $1.4 million as of September 30, 2005) to the Irish government over the next four years, with repayment of the remaining liability contingent upon maintaining future workforce levels through 2009. Repayment due in the first quarter of 2006 of approximately $0.4 million is classified as a current liability as of September 30, 2005, with the remaining payments of $2.2 million recorded in other long-term liabilities. If we maintain current employee levels through 2009, repayment of approximately $1.5 million will be forgiven.

Restructuring charges incurred in 2005 pursuant to previous restructuring actions were not significant. The restructuring activity mostly related to cash payments to settle remaining obligations and is presented in the following table ($000s):

	Restructuring Liabilities at December 31, 2004	2005 Activity	Restructuring Liabilities at September 30, 2005
Employee termination costs	$852	$(199)	$653
Liability for payback of developmental grants	3,386	(755)	2,631
Facility closures	4,820	(3,598)	1,222

	$9,058	$(4,552)	$4,506

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

9. Income Taxes

In the thirteen and thirty-nine weeks ended September 30, 2005, an income tax benefit of 29.8% and provision of 4.8%, respectively, of pre-tax income was recorded, compared to an income tax provision of 15.8% and 21.4% in the same periods in 2004. The difference between the tax rates is the result of several factors, including the geographical distribution of profits and losses by jurisdiction, the tax effect of restructuring and other charges and the impact of discrete tax items, due to reversal of certain tax accruals no longer required.

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

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(unaudited)

We realized a tax benefit adjustment of $1.9 million and $2.5 million in the third quarter of 2005 and 2004, respectively, from the reversal of certain discrete tax contingency accruals related to prior tax years that were no longer required. Additionally, in the third quarter of 2005 we realized a $0.3 million tax expense to adjust estimates related to the prior year tax return filed. Artesyn regularly evaluates its tax contingencies in accordance with SFAS 5, “Accounting for Contingencies.”

In 2004, we executed an inter-company sale of intangible assets. As a result of this transaction, a prepaid asset associated with previously recorded deferred tax assets in our Austrian tax jurisdiction was established, and the related long-term deferred tax assets were reduced by a corresponding amount. The components of the prepaid asset of $17.4 million are amortized to the income tax provision over their useful lives, ranging from 5 to 15 years, corresponding to the lives of the related intangible assets for tax return purposes. The prepaid asset, included in long-term assets, amounted to $15.2 million and $16.2 million, net of amortization, as of September 30, 2005 and December 31, 2004, respectively.

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

The tables below present information about reported segments ($000s):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Sales
Power Conversion	$85,218	$86,696	$258,667	$258,052
Embedded Systems	16,734	20,317	53,802	50,971

Total	$101,952	$107,013	$312,469	$309,023

Operating Income (Loss)
Power Conversion	$1,578	$1,522	$(263)	$8,063
Embedded Systems	4,679	6,753	15,722	14,556
Corporate	(2,370)	(2,823)	(6,318)	(7,981)

Total	$3,887	$5,452	$9,141	$14,638

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(unaudited)

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

The respective parties each appealed the stipulated judgment, including the District Court’s claim constructions, to the United States Court of Appeals for the Federal Circuit. On May 24, 2004, the Federal Circuit affirmed the rulings of the District Court and subsequently denied all motions for rehearing and reconsideration and remanded the case back to the District Court. The only issue pending at the District Court following the Federal Circuit Court’s decision is what, if any, damages are owed by us to VLT on the limited sales of the remaining category of our products that infringe the patent under the stipulated judgment. At the present time, we are unable to predict the outcome of this matter or ultimate liability owed by us for damages, if any.

On September 30, 2005, Power-One, Inc. filed a suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, for patent infringement. Power-One, Inc. alleges that our DPL20C Point of Load (“POL”) converter product infringes on two patents concerning digital power management. The lawsuit seeks monetary damages and a permanent injunction that would prohibit us from manufacturing the converter. We believe that we have defenses to the suit and we intend to assert them vigorously. At the present time, we are unable to predict the outcome of this matter or ultimate liability owed by us for damages, if any.

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

In June 2005, our Compensation and Stock Option Committee approved granting shares of restricted (non-vested) common stock in lieu of most employee stock option grants. Stock option grants will be limited to key executives and are not expected to be significant in the future. In the second quarter of 2005, we issued approximately 260,000 shares of restricted stock, which will vest ratably over three years, with 33% vested at each anniversary date. Restricted shares of stock issued in the third quarter of 2005 were not material. Compensation expense related to the issuance of restricted stock was not material for the thirteen and thirty-nine weeks ended September 30, 2005.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(unaudited)

Pro forma information regarding net income and earnings per share is required by SFAS 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” and has been determined as if we had accounted for our employee and outside directors stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted-average assumptions (there were no option grants during the thirteen weeks ended September 30, 2005):

	Stock options granted during the
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Risk-free interest rate	—	3.2%	3.7%	3.3%
Expected volatility	—	79%	65%	79%
Expected life	—	3.4 years	4.4 years	3.6 years

Artesyn’s pro forma information is as follows ($000s except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Net income:
As reported	$4,020	$3,609	$6,041	$8,604
Pro forma expense, net of tax effect	(518)	(1,063)	(1,481)	(2,759)

Pro forma	$3,502	$2,546	$4,560	$5,845

Earnings per share-basic
As reported	$0.10	$0.09	$0.15	$0.22

Pro forma	$0.09	$0.06	$0.12	$0.15

Earnings per share-diluted
As reported	$0.09	$0.09	$0.15	$0.22

Pro forma	$0.08	$0.06	$0.11	$0.15

The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results.

13. Comprehensive Income

Comprehensive income was $3.6 million and $1.7 million for the thirteen and thirty-nine weeks ended September 30, 2005, respectively, and $4.3 million and $9.3 million for the same periods ended September 24, 2004. Total comprehensive income is comprised primarily of net income and the effects of foreign currency translation adjustments, net of tax where applicable.

14. Product Warranty

We record estimated product warranty costs as revenues are recognized. Warranty expense is generally determined by calculating the historical relationship between sales and warranty costs and by applying the calculation to the current period’s sales. Where appropriate, warranty expense is also recorded based on specific warranty claims.

Artesyn Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(unaudited)

Changes in our product warranty liability are as follows ($000s):

	Thirty-Nine Weeks Ended
	September 30, 2005	September 24, 2004
Balance, beginning of period	$6,933	$7,854
Warranties charged during the period	1,301	1,782
Settlements made during the period	(3,166)	(2,302)

Balance, end of period	$5,068	$7,334

Our warranty provision includes an estimate for warranty claims based on settlement history, as well as specific amounts for known claims. Once a warranty claim is known, the time period to settle the claim varies depending on the product, customer replacement timing and other factors. Our warranty provisions have decreased for the nine months ended September 30, 2005, compared to the nine months ended September 24, 2004, as a result of improved warranty claim experience. The amount of settlements increased in 2005 versus 2004 as a result of the timing of the customer replacement plan related to specific known claims.

15. Goodwill Impairment Assessment

In accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” we assess goodwill for impairment using a two-step approach on an annual basis, in August of each year, or more frequently if indicators of impairment exist. SFAS 142 states that potential impairment exists if the fair value of a reporting unit is less than the carrying value of the assets of that unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value.

Our 2005 annual assessment was performed in August 2005. The reporting units on which the goodwill assessment was performed were determined to be at our segment level. The results of the assessment are that the fair value of each reporting unit exceeds the carrying value of the assets in that unit. Therefore, in accordance with our assessment, no impairment exists.

16. Related Party Transactions

In June 2005, we entered into a loan agreement with our subcontract manufacturer partner in China, Zhongshan Carton Box General Factory Co., Ltd. (“Carton Box”). The loan is to be disbursed in three $1.0 million installments through January 2006 and bears annual interest of 4.0%. The loan and the related interest will be repaid over a five-year term beginning in July 2006 through a deduction from the monthly processing fees owed by Artesyn to Carton Box. The first loan installment of $1.0 million was issued in the third quarter of 2005. As of September 30, 2005, the current portion of the loan receivable of $0.2 million is included in prepaid expenses and other current assets, with the remaining long-term portion included in other assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. With the exception of historical information, the matters discussed below may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Forward-looking statements typically use words or phrases such as “estimate,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “forecasts,” “believes,” or words of similar import. We caution readers that a number of important factors, including those identified in the most recently filed Annual Report on Form 10-K, as well as factors discussed in our other reports filed with the SEC, could affect our actual results and cause them to differ materially from those expressed in the forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof, based on information available as of the date hereof, and, subject to applicable law to the contrary, we assume no obligation to update any forward-looking statements.

Results of Operations

Overview

We are a leading supplier of power conversion equipment and embedded computing solutions. Our products are designed and manufactured to meet the system needs of OEMs in voice and data communications applications, including server and storage, enterprise networking, wireless infrastructure and telecommunications. We have a global presence in North America, Europe, and Asia, including five manufacturing facilities and nine design centers.

We earned $0.09 per diluted share during the third quarter of 2005, which was equal to the earnings per share for the third quarter of 2004 and an increase of $0.09 per share compared to the second quarter of 2005. The increase in net income per share compared to the second quarter of 2005 reflects reduction in restructuring and other charges and a favorable tax adjustment recorded in the third quarter of 2005. For the first nine months of 2005, we earned $0.15 per share, a $0.07 decrease from $0.22 per share for the same period during 2004. Net income decreased during the first nine months of 2005 compared to the same period in 2004 primarily due to restructuring and other charges and unfavorable sales mix.

Revenue during the third quarter of 2005 was $102.0 million, a 5% decrease from $107.0 million for the same quarter of 2004 due to lower demand in both of our segments. Our Power Conversion segment was negatively impacted by weak customer demand in the server and storage sector and programs going end of life with no program replacements during the quarter. We expect the replacement programs to begin production in the first quarter of 2006. The Embedded Systems segment’s revenue decrease reflects delays in 3G deployments and a one-time sale in the third quarter of 2004 for which there was no offsetting revenue in 2005. We expect these delayed 3G orders for embedded systems to materialize in the first quarter of 2006.

For the first nine months of 2005 revenue was $312.5 million, representing a $3.4 million or 1% increase compared to the same period in 2004. The increase reflects stronger sales in our Embedded Systems segment during 2005.

Compared to the second quarter of 2005, our revenue decreased $6.1 million, reflecting reduced sales in our Power Conversion segment from weak customer demand in the server and storage sector, reduced sales in our distribution channel and a customer software compatibility issue on a newly introduced rectifier, partly offset by slightly improved sales in our embedded systems segment.

Gross profit decreased in the third quarter of 2005 to $24.7 million, or 24.2% of revenue, compared to $27.6 million, or 25.8% of revenue, in the third quarter of 2004 due to reduced sales and unfavorable product mix. Our product mix was impacted by reduced sales in our higher-margin Embedded Systems segment. For the first nine months of 2005, gross profit was $76.4 million, a $2.2 million decrease compared to the same period in 2004. The gross profit decrease is attributed to sales of lower margin products to our server and storage customers in the Power Conversion segment.

During the second quarter of 2005, we initiated a company-wide review of operating expenses, which resulted in implementation of certain restructuring actions targeted to reduce costs. The actions included headcount reductions throughout the company, as well as the decision to close our under-utilized manufacturing facility in Tatabanya, Hungary. These actions resulted in restructuring and other charges of $0.4 million and $3.7 million included in the results for the thirteen and thirty-nine weeks ended September 30, 2005, respectively.

During the third quarters of 2005 and 2004, we recorded tax benefit adjustments on reversals of certain discrete tax contingency accruals related to prior tax years of $1.6 million and $2.5 million, respectively.

Consolidated

Sales. The following table summarizes revenue by business segment for the thirteen and thirty-nine weeks ended September 30, 2005 in comparison with the same periods in 2004 (in millions, except percentages):

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 30, 2005	September 24, 2004	Change	September 30, 2005	September 24, 2004	Change
Power Conversion	$85.2	$86.7	(2)%	$258.7	$258.0	0%
Embedded Systems	16.8	20.3	(17)%	53.8	51.0	5%

Total	$102.0	$107.0	(5)%	$312.5	$309.0	1%

The decrease in revenue of $5.0 million in the thirteen weeks ended September 30, 2005 compared to the same period in 2004 reflects lower sales in both of our segments.

Our Power Conversion segment experienced a decrease in sales to server and storage customers due to reduced demand and products going end of life with no replacement programs to offset the decrease in revenue. The decrease in the Embedded Systems segment in the third quarter of 2005 was a result of delays in 3G rollouts and no offset to a large one-time customer order placed during the third quarter of 2004.

Revenue increased by $3.5 million for the thirty-nine weeks ended September 30, 2005 compared to the same period in 2004, reflecting a strong demand for our embedded systems in the first quarter of 2005, resulting from deployment of 2.5G and 3G networks, and the introduction of related new products.

Gross Profit. Below is a comparison of gross profit and gross profit as a percent of revenue for the thirteen and thirty-nine weeks ended September 30, 2005 compared to the same periods in 2004 (in millions, except percentages):

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 30, 2005	September 24, 2004	Change	September 30, 2005	September 24, 2004	Change
Gross profit	$24.7	$27.6	(11)%	$76.4	$78.6	(3)%
Gross profit as a percent of revenue	24.2%	25.8%		24.4%	25.4%

The gross profit decreased by $2.9 million for the thirteen weeks ended September 30, 2005 compared to the same period in 2004.

The decrease in gross profit during the third quarter is due to lower revenue and the negative effect of sales mix. Unfavorable sales mix reflects a reduction in sales in the Embedded Systems segment, which typically includes higher margin products. The sales from this segment accounted for 16% of our total sales in the third quarter of 2005 compared to 19% during the same period in 2004.

Despite an increase in revenue, gross profit decreased by $2.2 million during the thirty-nine weeks ended September 30, 2005 in comparison with the same period in 2004. The decrease is due to unfavorable sales mix in Power Conversion on sales of lower margin products in the server and storage sector.

Operating Expenses. Operating expenses for the thirteen weeks and thirty-nine weeks ended September 30, 2005 compared to the same periods in the prior year are as follows (in millions, except percentages):

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 30, 2005	September 24, 2004	Change	September 30, 2005	September 24, 2004	Change
Selling, general & administrative	$9.2	$11.5	(20)%	$29.6	$33.2	(11)%
Research & development	11.2	10.7	5%	33.9	30.8	10%
Restructuring & other charges	0.4	—	100%	3.7	—	100%

Total operating expenses	$20.8	$22.2	(6)%	$67.2	$64.0	5%

The decrease in selling, general and administrative expenses for the thirteen and thirty-nine weeks ended September 30, 2005 compared to the same periods in 2004 is due to reduced executive incentive award accruals on weaker than anticipated financial performance, lower consulting expenses for various tax, legal and regulatory services and reduced salary expenses due to capitalization of internally developed software upgrade costs. Additionally, included in the administrative costs for the thirty-nine weeks ended September 30, 2005 is a reduction of $0.9 million recorded in the first quarter of 2005 for recovery of expenses under an indemnification from a previous technology license agreement.

Research and development expenses for the thirteen and thirty-nine weeks ended September 30, 2005 increased by $0.5 million and $3.1 million, respectively, in comparison to the same periods in 2004. This increase was due to technology investments made to support revenue growth, including funding of Advanced Telecom Computing Architecture (“AdvancedTCA®”) development in our Embedded Systems segment, the expansion of our design center in Asia and the offering of new products in our wireless communications sector. We expect our research and development spending to remain at approximately 10% of revenue for the remainder of the year.

Operating expenses for the thirteen and the thirty-nine weeks ended September 30, 2005 include $0.4 million and $3.7 million of restructuring expenses related to restructuring plans implemented in the second quarter of 2005. These restructuring actions included headcount reductions, primarily in the Power Conversion segment, and a planned closure of our manufacturing facility in Tatabanya, Hungary with outsourcing of production to a global Electronics Manufacturing Services (“EMS”) provider.

Among the factors that contributed to our decision to close the Hungarian factory were requests of our wireless OEM customers to move production closer to their end customers, which would have resulted in significant under-utilization of our factory, and unfavorable fluctuations in exchange rates between the U.S. Dollar and the Hungarian Forint, which led to significant margin pressures.

The outsourcing arrangement of our Hungarian manufacturing operations to the EMS provider is expected to be complete by the end of fiscal year 2005 and the disposal of the balance of our assets, primarily consisting of land and the factory building, is expected to be complete in 2006. We expect that the outsourcing arrangement and the closure of our Hungarian manufacturing facility will result in a reduction of approximately $6.0 million in our cost of sales in 2006. For more information relating to the restructuring actions, please see Note 6 to the Condensed Consolidated Financial Statements.

Interest Expense, net. Interest expense, net for the thirteen and thirty-nine weeks ended September 30, 2005 compared to the same periods in the prior year is as follows (in millions, except percentages):

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 30, 2005	September 24, 2004	Change	September 30, 2005	September 24, 2004	Change
Interest expense	$1.5	$1.5	0%	$4.4	$4.4	0%
Less: Interest income	(0.7)	(0.3)	133%	(1.6)	(0.7)	129%

Net interest expense	$0.8	$1.2	(33)%	$2.8	$3.7	(24)%

The decrease in net interest expense in the third quarter and the first nine months of 2005 compared to the same periods in the preceding year is due to higher interest income reflecting increased interest rates and a higher balance of marketable securities in 2005.

Provision for Income Taxes. Below is a comparison of the (benefit) provision for income tax and effective tax rate for the thirteen and thirty-nine weeks ended September 30, 2005 in comparison with the same periods in 2004 (in millions, except percentages):

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 30, 2005	September 24, 2004	Change	September 30, 2005	September 24, 2004	Change
(Benefit) provision for income taxes	$(0.9)	$0.7	(229)%	$0.3	$2.3	(87)%
Effective tax rate	(30)%	16%		5%	21%

The difference in the 2005 and 2004 tax rates is due to the distribution of profits and losses by jurisdiction and adjustments to valuation allowances on deferred tax assets recorded in various jurisdictions. Additionally, included in the tax (benefit) provision for the thirteen weeks ended September 30, 2005 and September 24, 2004 are reversals of certain discrete tax contingency accruals and other adjustments related to prior tax years of $1.6 million and $2.5 million, respectively.

Net Income. Net income recorded for the thirteen and thirty-nine weeks ended September 30, 2005 compared to the same periods in the previous year is a result of the factors disclosed above.

Power Conversion

Results for the Power Conversion segment in the thirteen and thirty-nine weeks ended September 30, 2005 in comparison with the same periods in the prior year are as follows (in millions, except percentages):

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 30, 2005	September 24, 2004	Change	September 30, 2005	September 24, 2004	Change
Revenue	$85.2	$86.7	(2)%	$258.7	$258.0	0%
Operating income (loss)	1.6	1.5	7%	(0.3)	8.1	(104)%

In the third quarter of 2005 revenue was negatively impacted by lower sales to our server and storage customers due to several programs reaching their end of life. Revenue for the first nine months of 2005 increased slightly compared to the same period for 2004 as a result of sales of our new rectifier products to wireless customers and standard products through our distribution channel, offset by reduced end customer demand in the server and storage sector and programs going end of life with no program replacements during the quarter.

Excluding restructuring charges of $0.4 million, operating income increased in the third quarter of 2005 compared to the same period in 2004 by $0.5 million mainly due to reduced general and administrative expenses. General and administrative expenses decreased by $1.1 million due to lower expenses related to management incentive awards as a result of weaker than anticipated financial performance and lower salary expenses from capitalization of compensation costs related to internal use software. The impact of reduced general and administrative expenses was partly offset by reduced margins due to the lower revenue and increased research and development costs due to expansion of our design center in Asia and headcount additions to support development of new products for our customers.

During the first nine months of 2005, operating income (excluding restructuring and other charges of $3.5 million) decreased by $4.9 million compared with the same period in 2004. The decrease in operating income reflects erosion in the margins on sales of server and storage products and $2.3 million increase in research and development costs due to expansion of our design center in Asia, as well as the additional costs related to development of new products. The decrease in operating income was partly offset by reduced general and administrative expenses of $1.9 million mainly due to lower management incentive award expense and lower salary expenses from capitalization of compensation costs related to internal use software.

Embedded Systems

Results for the Embedded Systems segment in the thirteen and thirty-nine weeks ended September 30, 2005 in comparison with the same periods in the prior year are as follows (in millions, except percentages):

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 30, 2005	September 24, 2004	Change	September 30, 2005	September 24, 2004	Change
Revenue	$16.8	$20.3	(17)%	$53.8	$51.0	5%
Operating income	4.7	6.8	(31)%	15.7	14.6	8%

Revenue decreased $3.5 million in the third quarter of 2005 compared to the same quarter of 2004 primarily as a result of delays of 3G rollouts and no offset to a large one-time customer order placed during the third quarter of 2004. Despite the decline in the third quarter, revenue increased in the first nine months of 2005 compared to the same period in 2004 due to growth in the first quarter of 2005 as communications service providers increased their spending on wireless infrastructure to support the deployment of 2.5G and 3G networks.

The changes in operating income for the thirteen and thirty-nine weeks ended September 30, 2005 compared with the same periods in the prior year are a result of fluctuations in revenue between the periods and reduced executive incentive award accruals and headcount reduction. Operating income was also impacted by an $0.8 million increase in research and development expenses during the thirty-nine weeks ended September 30, 2005 compared to the same period of 2004 for development of new products.

Liquidity and Capital Resources

The following table presents selected financial statement information as of the end of the third quarter of 2005 compared to the end of 2004 (in millions, except statistical data):

	As of September 30, 2005	As of December 31, 2004
Cash and cash equivalents	$58.8	$84.8
Short-term marketable debt securities	42.2	21.1
Convertible subordinated debt	(90.0)	(90.0)

Cash and short-term marketable debt securities, net of debt	$11.0	$15.9

Working Capital Statistics:
Days of sales outstanding	58	50
Days of inventory on-hand	56	55
Days of accounts payable outstanding	59	60

Our cash and cash equivalents decreased from $84.8 million at the end of 2004 to $58.8 million at the end of the third quarter of 2005, with $20.9 million used to purchase additional short-term marketable debt securities. Cash provided by net income and adjusted for non-cash expenses was consumed by working capital, equipment purchases and investments in additional marketable short-term debt securities.

Cash Flows from Operating Activities. During the first nine months of 2005, our cash flows from operating activities served as a source of cash of $5.7 million. Net income adjusted for non-cash expenses, which includes the effect of depreciation and amortization and various provisions and reserves, was the primary source of cash, providing us with $28.7 million in operating cash in the period. This cash inflow from net income was offset by an increase in accounts receivable ($7.0 million) and decreases in accounts payable and accruals ($14.5 million). The accounts receivable increase reflects higher days of sales outstanding. The decreases in accounts payable and accrual balances includes approximately $3.3 million in restructuring and $3.4 million in bonus and other compensation payments made during 2005.

Overall working capital performance was below the level recorded at the end of 2004. Our days of sales outstanding was above the 2004 level by eight days due to a combination of factors, including longer terms granted to customers as a result of competitive pressures, a shift in sales mix towards wireless infrastructure customers who have longer terms on average, and timing issues. We continue to remain focused on working capital management and expect to reduce our days of sales outstanding in the fourth quarter.

Days of inventory on-hand and days of accounts payable outstanding at the end of the third quarter remained relatively flat with the levels at the end of 2004.

Cash Flows from Investing Activities. Cash flows from investing activities reflect a net cash use of $31.5 million in the first nine months of 2005, primarily comprised of net purchases of short-term marketable debt securities ($20.9 million) to maximize our investment income and capital expenditures ($9.7 million) to support our product design and manufacturing requirements. Cash flows from investing activities also included a $1.0 million loan to our subcontract manufacturer partner in China. For more information on this loan, please see Note 16 to the Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities. In the first nine months of 2005, cash flows from financing activities were a source of $2.0 million cash, resulting primarily from the exercise of stock options.

Our convertible debt consists of $90.0 million of 5.5% convertible senior subordinated notes due in 2010. There are no financial covenant requirements associated with the convertible senior subordinated notes. For additional information regarding our convertible debt, please see Note 7 of the Condensed Consolidated Financial Statements.

We currently have a five-year, $35.0 million senior revolving credit facility with Fleet Capital Corporation, which expires in March 2008. While the total availability under the facility is $35.0 million, the actual amount available to be borrowed is based on our level of qualifying domestic accounts receivable and inventory, which is subject to changing business conditions. As of the end of the third quarter of 2005, our outstanding balance on the revolving credit facility was zero, and our availability was $21.6 million. In addition to other affirmative and negative covenants customary for asset-based credit facilities, we are also subject to an earning before interest, tax, depreciation and amortization covenant that is triggered if the amount available to be borrowed under the facility plus cash deposited with the designated bank falls below $20.0 million. As of the end of the third quarter of 2005, the availability and the cash deposited were above the prescribed limit, and therefore we were not subject to the additional covenant. For additional information on the terms of this asset-based credit facility, please see Note 8 of the Condensed Consolidated Financial Statements.

Our sources of cash are the cash and marketable debt securities we currently have on hand, the availability under our asset-based credit facility and cash generated from operations. These amounts are available to finance capital expenditures, fund working capital needs and pay interest on our outstanding convertible senior subordinated debt. We expect to generate cash from operations in 2005, but if our results are significantly below our expectations, we believe that our other sources of cash are sufficient to cover our operating expenses, capital expenditures, restructuring requirements and interest payments for the next twelve months. If we are not able to generate cash from operations for a sustained period of time, we would, after our cash on hand and available line of credit were depleted, need to identify additional sources of cash. These sources could include additional issuances of debt or equity, or sales of equipment or portions of the business.

From a long-term perspective, our sources of cash are expected to remain the same. We depend on generating cash from operations as our primary long-term source of cash. We would be required to identify other long-term sources of cash if we were not able to generate cash from operations or if we decided to pursue a strategic initiative, such as an acquisition, which would require cash. We continually evaluate options with respect to additional financing, including the sale of debt or equity instruments and portions of the business. Any such financing or sale transactions could have an adverse effect on our stock price and could dilute our shareholders’ ownership interest in our company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations in the normal course of business. For additional details related to our exposure to changes in interest rates and fluctuations in the value of foreign currencies, please refer to Item 7A of our 2004 Annual Report on Form 10-K.

Item 4. Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information

As previously announced, the Company is working with Lehman Brothers to evaluate strategic alternatives for the Company and that process continues. The Company will not have any further announcement on this subject unless and until a definitive agreement with another party is reached or the Company chooses to terminate pursuing such an evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 30, 2005, Power-One, Inc. filed a suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, for patent infringement. Power-One, Inc. alleges that our DPL20C POL converter product infringes on two patents concerning digital power management. The lawsuit seeks monetary damages and a permanent injunction that would prohibit us from manufacturing the converter. We believe that we have defenses to the suit and we intend to assert them vigorously.

Item 6. Exhibits

Exhibit No.
10.36	Severance Agreement, dated as of October 21, 2005, by and between Artesyn Technologies, Inc. and Gary Larsen.

10.37	Amended and Restated Severance Agreement, dated October 21, 2005, by and among Artesyn Technologies, Inc. and Scott McCowan.

10.38	Amended and Restated Severance Agreement, dated October 21, 2005, by and among Artesyn Technologies, Inc. and Ken Blake.

10.39	Third Amended and Restated Employment Agreement, dated as of October 21, 2005, by and between Artesyn Technologies, Inc., and Joseph M. O’Donnell.

10.40	Form of Restricted Stock Award Agreement, by and between Artesyn Technologies, Inc. and participating employees.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artesyn Technologies, Inc.

Date: November 9, 2005

	By:	/s/ Gary Larsen
Gary Larsen
Vice President - Finance and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.36	Severance Agreement, dated as of October 21, 2005, by and between Artesyn Technologies, Inc. and Gary Larsen.

10.37	Amended and Restated Severance Agreement, dated October 21, 2005, by and among Artesyn Technologies, Inc. and Scott McCowan.

10.38	Amended and Restated Severance Agreement, dated October 21, 2005, by and among Artesyn Technologies, Inc. and Ken Blake.

10.39	Third Amended and Restated Employment Agreement, dated as of October 21, 2005, by and between Artesyn Technologies, Inc., and Joseph M. O’Donnell.

10.40	Form of Restricted Stock Award Agreement, by and between Artesyn Technologies, Inc. and participating employees.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.