Form 10-Q/A
period 2005-09-30
ARTESYN TECHNOLOGIES INC
filed 2006-03-13
CIK 23071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of Common Stock, $.01 par value per share, of the Registrant issued and outstanding as of October 28, 2005 was 39,866,051 shares.

Explanatory Note

Due to clerical error, Exhibit 10.37 and Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, as filed with the Securities and Exchange Commission on November 9, 2005, are being refiled as amended.

Please note that no other changes or additions are being made to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on November 9, 2005.

Item 6 — Exhibits

Exhibit No.	Description
10.37	Amended and Restated Severance Agreement, dated October 21, 2005, by and between Artesyn Technologies, Inc. and Scott McCowan.

10.38	Amended and Restated Severance Agreement, dated October 21, 2005, by and between Artesyn Technologies, Inc. and Ken Blake.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artesyn Technologies, Inc.
Date: March 13, 2006
	By:	/s/ Gary R. Larsen
Gary R. Larsen
Vice President – Finance, Chief Financial Officer and Secretary

Exhibit Index

Exhibit No.	Description
10.37	Amended and Restated Severance Agreement, dated October 21, 2005, by and between Artesyn Technologies, Inc. and Scott McCowan.

10.38	Amended and Restated Severance Agreement, dated October 21, 2005, by and between Artesyn Technologies, Inc. and Ken Blake.