Form 10-K
period 2005-12-30
ARTESYN TECHNOLOGIES INC
filed 2006-03-13
CIK 23071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 30, 2005
Commission File No. 0-4466
Artesyn Technologies, Inc.
(Exact name of Registrant as specified in its charter)

Florida	59-1205269
(State or other jurisdiction of	(I.R.S. Employer
incorporation)	Identification No.)

7900 Glades Road,
Suite 500,
Boca Raton, FL	33434-4105
(Address of principal executive offices)	(Zip Code)
(561) 451-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
Common Stock Purchase Rights
(Title of each class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                Accelerated filer ☑               Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of common stock held by non-affiliates of the registrant as of July 1, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $324 million.
     As of February 24, 2006, 40,393,326 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of our proxy statement for our 2006 Annual meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 30, 2005 are incorporated by reference into Part III hereof.

This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. We caution readers that a number of important factors, including those identified in Item 1A., “Risk Factors,” as well as factors discussed in our other reports filed with the Securities and Exchange Commission (the “SEC”), could affect our actual results and cause them to differ materially from those expressed in the forward-looking statements. Forward-looking statements typically use words or phrases such as “estimate,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “believes,” or words of similar import. Forward-looking statements included in this annual report on Form 10-K are made only as of the date hereof, based on information available as of the date hereof, and subject to applicable law to the contrary, we assume no obligation to update any forward-looking statements.
PART I
Item 1. Business
   Overview
     Artesyn Technologies, Inc. is a leading supplier of power conversion equipment and embedded computing solutions. Our products are designed and manufactured to meet the system needs of Original Equipment Manufacturers (“OEMs”) in voice and data communications applications, including server and storage, enterprise networking, wireless infrastructure and telecommunications market sectors. We have a global presence, including four manufacturing facilities and ten design centers in North America, Europe and Asia. Headquartered in Boca Raton, Florida and founded in 1968 as Computer Products, Inc., our company was renamed Artesyn Technologies, Inc. following our merger with Zytec Corporation in 1997. We are incorporated under Florida law. For purposes of clarity, as used herein, the terms “we,” “us,” “our,” “the Company,” and “Artesyn,” mean Arteysn Technologies, Inc. and its subsidiaries (unless the content indicates another meaning).
     Our operations are organized into two business segments: Power Conversion and Embedded Systems (referred to in our past reports as Communication Products). The Power Conversion segment designs and manufactures a broad range of power conversion products including AC/DC converters, on-board DC/DC converters and point-of-load (“PoL”) converters. Additionally, we design and manufacture specific use power systems, such as rectifiers and DC/DC power delivery systems used in wireless infrastructure and radio frequency (“RF”) amplification system applications. Revenue from our Power Conversion segment in 2005 was $346.4 million, representing 82% of our total sales. Our Embedded Systems segment designs and manufactures board level computing products, including central processing units (“CPUs”) and wide area network input/output (“WAN/O”) boards, and protocol software. The Embedded Systems segment had revenues in 2005 of $78.3 million or 18% of our total sales.
     On February 1, 2006, Artesyn entered into an Agreement and Plan of Merger with Emerson Electric Co. (“Emerson”) pursuant to which Emerson will acquire Artesyn for approximately $580 million in cash. Under the terms of the agreement, each outstanding share of Artesyn common stock will be converted into the right to receive $11.00 in cash, without interest, and Artesyn will become a wholly owned subsidiary of Emerson. The completion of the merger is subject to approval of our shareholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”), German antitrust regulatory approval, and other customary closing conditions. Early termination of the waiting period required under the HSR Act was granted as of March 3, 2006. For more information on the pending merger with Emerson, please refer to our Current Report on Form 8-K, filed with the SEC on February 2, 2006, and our Preliminary Proxy Statement, filed with the SEC on February 23, 2006. Our Definitive Proxy Statement is to be filed with the SEC.
Power Conversion
   Overview
     The Power Conversion segment represents our largest business, accounting for 82%, 83% and 88% of our total sales in 2005, 2004 and 2003, respectively. Our products within this segment consist of custom and standard power conversion solutions, including AC/DC power supplies, DC/DC power converters and power delivery systems.
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
     Our product lines are classified as either an AC/DC or DC/DC power supply:
•	AC/DC Power Supplies. These products represent approximately 58% of our power conversion product sales. Typical AC/DC power supplies include open-frame, closed-frame and external units, as well as a series of rack-mountable front-end power supplies for distributed power architecture (“DPA”) systems. Most are advanced switch mode designs ranging in power from a few watts to several kilowatts.

Rectifiers are included in the portfolio of front-end power supplies offered to our wireless infrastructure customers. In addition to converting AC to DC, these products can also charge batteries and are primarily used in base stations. Our design of rectifier is more compact and efficient than the typical rectifier currently offered by our competitors. This product line of rectifiers also offers embedded and site power solutions to our wireless infrastructure customers.
•	DC/DC Power Supplies. These products represent approximately 42% of our power conversion product sales. Each of our focus market sectors has incorporated the use of DPA in their communication systems, and to respond, we have grown our DC/DC product portfolio to include one of the broadest ranges of power conversion products available in the industry today.

With the emergence of low-voltage, high performance silicon, the development of DC/DC converters has migrated toward smaller, highly efficient low voltage modules with higher current outputs and improved thermal performance. Our Typhoon™ line of ultra low profile, high power board-mounted DC/DC converters provides increased output power capabilities at a relatively low voltage, improved conversion efficiencies, and radical reductions in physical size from previous options.

Our fastest growing lines of DC/DC converters are non-isolated PoL modules, which provide power directly at the point of use. Advanced microprocessors, digital signal processors (“DSPs”), field programmable gate arrays (“FPGAs”) and memory chips require a dynamic power source that is able to respond to changing fluctuations in microseconds. In order to provide the low voltages, high currents and fast response time to attain its full potential, the PoL power converter is placed in close proximity to the semiconductor component. While we design and sell custom PoL modules, we also offer nine distinct product families of standard, non-isolated PoL modules.
   Sales and Distribution
     Commercially we have aligned our sales, application engineering and design resources by the market sectors and customers we serve.
     Our Power Conversion segment is organized into three global strategic business units:
•	Enterprise Computing Group (“ECG”), serves our server and storage customers such as Dell, EMC, Hewlett-Packard, IBM and Sun Microsystems, as well as our enterprise networking customers such as Cisco.
•	Communications Infrastructure Group (“CIG”), addresses the needs of telecommunications and wireless infrastructure customers such as Andrew, Alcatel, Ericsson, Lucent, Motorola, Nokia, Nortel, Powerwave and Siemens.

•	Marketing and Standard Products Group (“MSP”), services and cultivates the needs of our emerging customers through direct sales, manufacturers’ representatives and global distributors. MSP also designs and promotes standard and modified-standard products to our entire customer base.
     Each group has dedicated sales people and is supported by applications engineers knowledgeable in both power technology and our customers’ product applications. Additionally, both ECG and CIG have design teams strategically located near our customers’ design locations to customize or create new products to meet their specific requirements, time-to-market and required price points.
     MSP’s in-house regional sales team oversees our network of external manufacturers’ representatives. These representatives are part of an independent sales force that manages sales for emerging customers, some key accounts in remote locations and customers outside of our core communications market. Our MSP sales force also manages sales of our power supplies to stocking distributors, including Arrow Electronics, and works closely with the contract manufacturers who provide manufacturing services to our customers.
     In addition to the global business units, our Power Conversion segment includes a regional Asia-Pacific Group serving customers located in Asia, as well as the Asian operations of our global customers.
   Manufacturing
     A typical power supply generally consists of the combination of printed circuit boards along with a number of attached electronic and magnetic components. In many cases, these components can be combined on a sheet metal chassis that provides a structure for the finished product. The production of our power supplies involves the assembly of these components and circuit boards utilizing automated surface mount technology, or SMT. The number of components in our products ranges from under 50 components in a low-end PoL module, to over 3,000 components in a high-end AC/DC converter.
     Product quality and responsiveness to customers’ needs are critical to our ability to successfully compete in our industry. We emphasize quality and reliability in both the design and manufacture of our products. In addition to testing throughout the design and manufacturing process, we test and/or burn-in, as needed, many of the products we ship using automated equipment and customer-approved processes. We conform to ISO 14001 standards in our China factory, ISO 90001 standards in our North American factory and to OSHAS 18001 safety standards in China.
     We have three manufacturing facilities located in China, the United States and Germany. In an effort to improve our manufacturing cost structure, we closed our manufacturing facility in Hungary at the end of 2005. Artesyn’s European products will now be manufactured primarily by Celestica Inc., a global electronic manufacturing services (“EMS”) provider, in their facility located in Oradea, Romania.

Embedded Systems
   Overview
     Our Embedded Systems segment accounted for 18%, 17% and 12% of our total sales in 2005, 2004 and 2003, respectively. This segment designs and manufactures CPU boards and WAN I/O boards bundled with software protocols that are embedded into communication infrastructure systems. These communications systems are configured using various hardware and software components, often from multiple suppliers, to produce applications for telecommunications and wireless infrastructure. The systems using our boards and software may either be proprietary or based on open standards such as Advanced Telecom Computing Architecture (“AdvancedTCA®”) or Compact Peripheral Component Interconnect (“CompactPCI™”).
     In a typical application, our embedded CPU boards control and monitor the signaling and transfer of outgoing and incoming calls within wireless and landline communications networks. Our bundled WAN I/O boards are primarily used to enable a call, either voice or data, from a wireless handset to a voice network or to the Internet.
   Products
     The main product lines of our Embedded Systems segment are T1 and E1 WAN I/O boards, CPU boards and other specialized hardware/software subsystems embedded in communication infrastructure systems. Applications of our WAN I/O boards interconnect voice and data communications between computers over long distances, and are used to provide links and to carry data from wireless networks to landline telephone networks or to the Internet. Our CPU boards control and monitor activities of high-speed line interface cards, as well as coordinate the activities of an entire rack of interface boards.
     Our products are employed in a wide range of worldwide telecommunications and data communications networks, such as gateway/routers, switching, call processing and wireless communications infrastructure. Our products are designed and manufactured to worldwide industry standards primarily using open systems technology such as PCI, CompactPCI™, AdvancedTCA® and AdvancedMC™ and can be supplied off-the-shelf or customized to meet customers’ specific cost and performance requirements. Many of these products are integrated into hardware/software bundles used in a range of applications.
     Our Embedded Systems segment has two primary types of protocol software — control software and data software. Both types of protocol software, which comprise our SpiderWare™ product line, are bundled with different interface boards to provide a subsystem for our customers’ communications infrastructure applications.
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
   Sales and Distribution
     The Embedded Systems sales force is divided into Global Accounts, aligned to support many of the largest telecommunications equipment and wireless infrastructure suppliers, and Key Accounts, a separate sales group targeting emerging companies.
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
   Manufacturing
     Our Embedded Systems segment manufactures CPU boards and WAN I/O boards, primarily employing SMT technology in production. A printed circuit board that has been manufactured to our specifications is processed through an SMT line where electronic components, which can include microchip processors, are placed on the board. The SMT equipment places the parts according to our design based on customers’ requirements. The number of components incorporated into our boards ranges from under 100 components on a low-end transition module to over 2,500 components on a high-end bundled hardware/software subsystem. All of our products in the Embedded Systems segment are manufactured at our facility in Madison, Wisconsin.
Customers
     Our current customer list is made up of world-class organizations within the communications industry with whom we have developed long-standing relationships based on the quality, reliability and efficiency of our products. The following table provides a breakdown of sales within our core market sectors:

2005
Server and Storage	40%
Wireless Infrastructure	33%
Distribution and Other	16%
Enterprise Networking and Telecommunications	11%
A large portion of our sales are made to a small group of customers, with our ten largest customers representing 71% of our total sales in 2005. We currently participate in more than 100 separate projects with our customers, thereby limiting our exposure to the failure or cancellation of any one project. Our ten largest customers (in alphabetical order) are Alcatel, Cisco, Dell, Ericsson, Hewlett-Packard, IBM, Lucent, Motorola, Nortel and Sun Microsystems. Dell and Nortel were the only customers representing 10% or more of company revenues in 2005, with sales representing 13% and 10%, respectively.
Suppliers
     We maintain a network of suppliers for our components and other materials used in the manufacture of products within our Power Conversion and Embedded Systems segments. We typically design products using materials readily available from several sources and attempt to minimize our use of single-source components. We procure materials based upon our enterprise resource planning system and use a combination of forecasts, customer purchase orders and formal purchase agreements to create our materials requirements plan.
     Our procurement of parts includes common parts — those that are used widely in the electronics industry — and unique parts — those that are specifically manufactured for a given customer product. We occasionally use components or other materials from a single source when introducing new technology and products to the market. In these situations, we typically seek to establish long-term relationships with these suppliers to assure continued supply.
     We are focused on increasing our supplier-managed inventories, whereby the supplier holds the inventory in a location near our factory and we pull the inventory as needed for production. This arrangement allows us to reduce our inventory while ensuring a continued supply of raw materials and components for our manufacturing process. In 2005, approximately 62% of our materials and components were purchased from supplier-managed inventory.
Backlog
     Sales are generally made pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on hand with delivery dates scheduled within the next six months and three months of forecasted demand for products under vendor-managed inventory agreements with customers. Order backlog at December 30, 2005 was $79.9 million as compared to $87.0 million at December 31, 2004. We expect to ship substantially all of the December 30, 2005 backlog in the first six months of 2006.
Research and Development
     We maintain an active research and development department, which is engaged in the development of new products and technologies, devising solutions for our clients and modifying and improving existing products. We believe that the percentage of our spending for research and development in relation to revenue is among the highest in our industry, reflecting our commitment to maintain our level of timely introduction of new technology and products. Expenditures for research and development during fiscal years 2005, 2004 and 2003 were $48.9 million, $44.3 million and $37.4 million, respectively.

Intellectual Property Matters
     We believe that our future success is primarily dependent upon the technical competence and creative skills of our personnel, rather than upon any patent or other proprietary rights. However, we have protected certain products with patents where appropriate, and have defended, and will continue to defend, our rights under these patents. We currently maintain 45 patents related to technology included in the products we sell.
Competition
     The industry in which we compete is highly competitive and characterized by customer expectations for continually improved product performance, shorter manufacturing cycles and lower prices. These trends result in frequent introductions of new products with added capabilities and features and continuous improvements in the relative price/performance of the products.
     Our principal competitors include Acbel Polytech (Taiwan), Delta Electronics (Taiwan and Thailand), Emerson, Lite-On (Taiwan), Motorola, and Tyco International. Our broad strategies to deal with competition include an on-going commitment to investment in research and development, continual reduction of our product costs, maintaining and expanding our relationships with customers in the growth sectors of our industry, and offering a broad range of products to meet our customers’ applications needs.
Employees
     We presently have approximately 1,300 permanent employees, as well as approximately 4,700 temporary employees and contractors, the majority of whom work at our facility in China. None of our domestic employees are covered by collective bargaining agreements.
Environmental Matters
     Compliance with federal, state, local and foreign laws and regulations related to the discharge of materials into the environment has not had, and, under present conditions, we do not anticipate that such laws and regulations will have a material effect on our results of operations, capital expenditures, financial condition or competitive position.
Company Website and Access to Company Filings
     Our website is www.artesyn.com. Information contained on our website, however, is not part of this Annual Report on Form 10-K. All annual reports, quarterly reports, current reports and all amendments to these reports are available free of charge as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission through our website. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 5th St. N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information about issuers that file electronically at www. sec. gov.
Item 1A. Risk Factors
     The following discussion should be read in conjunction with our December 30, 2005 Consolidated Financial Statements and related notes. With the exception of historical information, the matters discussed below may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. Forward-looking statements typically use words or phrases such as “estimate,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “believes,” or words of similar import. We caution readers that a number of important factors, as well as factors discussed in our other reports filed with the SEC, could affect our actual results and cause them to differ materially from those expressed in the forward-looking statements. Forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof, based on information available as of the date hereof, and subject to applicable law to the contrary, we assume no obligation to update any forward looking-statements.

Risks Associated with Our Pending Merger with Emerson
     On February 1, 2006, we entered into an Agreement and Plan of Merger with Emerson. Upon consummation of the merger, each share of Artesyn common stock issued and outstanding will be automatically converted into the right to receive $11.00 in cash and Artesyn will become a wholly-owned subsidiary of Emerson.
Failure to complete the merger with Emerson could materially and adversely affect our results of operations and our stock price.
     Consummation of the merger is subject to certain conditions, including antitrust approvals in the United States (for which early termination of the waiting period required under the HSR Act has been granted as of March 3, 2006) and Germany, approval of the merger by Artesyn shareholders, the absence of a material adverse effect on the business of Artesyn and its subsidiaries, taken as a whole, and a limited number of other closing conditions. We cannot provide assurance that these conditions will be satisfied or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all.
     If the merger is not consummated:
•	the market price of our common stock may decline to the extent that the current market price includes a market assumption that the merger will be completed;

•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger;

•	we may experience a negative reaction to the termination of the merger from our customers, suppliers, distributors or partners which may adversely impact our future operating results; and

•	under some circumstances, we may have to pay a termination fee to Emerson in the amount of $15 million and reimburse Emerson for its expenses incurred in connection with the transaction, up to $2.5 million.
     The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price. In addition, if the merger agreement is terminated and our Board of Directors seeks another merger or business combination, we may not be able to find a party willing to pay a price equivalent to or more attractive than the price Emerson has agreed to pay.
Obtaining required approvals and satisfying closing conditions relating to the merger or other developments may delay or prevent completion of the merger.
     Completion of the merger with Emerson is conditioned upon, among other things, the expiration or termination of any required waiting periods under the HSR Act (for which early termination of the required waiting period has been granted as of March 3, 2006), as well as under comparable laws in Germany.
     The requirement for these governmental approvals could delay the completion of the merger for a significant period of time. No assurance can be given that these approvals will be obtained or that the required conditions to closing will be satisfied. In connection with the granting of these consents and authorizations, governmental authorities may impose conditions on completion of the merger or require changes to the terms of the merger and the merger agreement. Such conditions or changes may not be acceptable to the party or if agreed to by the parties, may jeopardize or delay completion of the merger or may reduce the anticipated benefits of the merger.
Customer, supplier, distributor and partner uncertainty about the merger or general effects of the merger on our customer, supplier, distributor and partner relationships may have an adverse effect on our operating results, whether or not the merger is completed.
     Some of our existing or potential customers may, in response to the announcement, pendency or consummation of the merger, delay or defer their purchases of our products. In addition, customers and prospective customers may choose not to award us new design programs for future products or to reduce or eliminate purchases of our current products because of uncertainty about the new combined company’s ability to provide products in a satisfactory manner. In many instances, we and Emerson serve the same customers, and some of these customers are likely to decide that it is desirable to have additional or different suppliers, as is the practice in our industry, thereby reducing the new combined company’s total share of the market.
     Furthermore, Emerson’s and our respective suppliers, distributors and partners may have concerns regarding uncertainty about their future relationship with the combined company and may seek to modify or terminate existing agreements or reduce or limit their relationship with us or with Emerson until or after the merger is completed. As a result, revenues that may have ordinarily been received by us or Emerson may be delayed or not earned at all, product development schedules may be adversely impacted, costs of components may increase and/or cost reductions that would ordinarily have been achieved might be delayed or not achieved at all, whether or not the merger is completed.
Diversion of management attention to the merger and employee uncertainty regarding the merger could adversely affect our business, financial condition and operating results.
     The merger has required, and will continue to require, a significant amount of time and attention from our management, with attention to closing matters and transition planning for the merger expected to place a significant burden on our management and our internal resources until the merger is completed. The diversion of management attention away from normal operational matters and any difficulties encountered in satisfying closing conditions or the transition planning process could harm our business, financial condition and operating results. In addition, as a result of the merger, current and prospective employees may experience uncertainty about their future roles within the new combined company. This uncertainty may adversely affect our ability to retain or recruit key management, sales, marketing and technical personnel. Any failure to retain key personnel could have an adverse effect on us prior to the consummation of the merger or on the business of the new combined company after completion of the merger.
If the merger is not consummated, we may need to make significant changes in our operations or corporate structure.
     If the merger with Emerson is not approved by our shareholders or does not close for any other reason, including the reasons listed above, we may decide to pursue alternative strategic actions which could result in a fundamental change to our operational and/or corporate structure. It is uncertain whether one or more of these changes in our operations or corporate structure would provide more or less value to our shareholders than the pending merger.
A class action lawsuit that seeks to prevent the merger has been filed.
     On March 2, 2006, Samco Partners, an entity alleging to be an Artesyn shareholder, filed a purported class action complaint in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida against Artesyn, substantially all of our directors and Emerson challenging the proposed merger. The complaint alleges that our directors breached their fiduciary duties in connection with the approval of the merger, that the defendants did not fully and fairly disclose certain material information with respect to the approval of the merger in our preliminary proxy statement filed with the SEC on February 23, 2006 and that Emerson aided and abetted our directors in their alleged breaches of fiduciary duty. The complaint seeks injunctive relief against the consummation of the merger or, alternatively, to rescind it. It also seeks an award of damages for the alleged wrongs asserted in the complaint. The lawsuit is in its preliminary stages. We believe that the lawsuit is without merit and intend to defend it vigorously. If we are not successful in defending this lawsuit, the completion of the merger could be jeopardized or materially delayed and such a result could have a material adverse effect on our business, operating results and financial condition.
Risks Associated with Our Business
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
     We operate in an industry where quality, reliability, stability, product capability and other factors influence our customers’ decisions to purchase our products. Because of the highly competitive nature of our industry, the price of our products is also a major factor, and it could become a more important factor the more competitive our industry becomes. The competitive nature of our industry could result in price reductions, reduced profit margins and loss of market share, each of which would adversely affect our business, operating results and financial condition. Our strategies to manage the competition include, but are not limited to, maintaining an appropriate level of investment in research and development and sustaining and expanding relationships with our customers in the high-growth sectors of our industry; however, there can be no assurance that such strategies will be effective.
We face risks by having most of our manufacturing capacity concentrated in our China facility.
     The closure of our facility in Hungary in 2005 will further concentrate the manufacturing capacity of our Power Conversion segment to our low-cost facility in China. The cost structure of the facility and its relationship to our customers’ expectations for the price of our products makes our future success dependent on the ability to efficiently utilize our China manufacturing location. International operations, however, are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, interruptions in air or sea transportation, political or economic changes, difficulties in staffing and managing foreign operations, foreign currency exchange rates and potentially adverse tax consequences, any or all of which could adversely affect our ability to manufacture our products and deliver those products to our customers.
We face risks associated with outsourcing the manufacturing of our products.
     We have outsourced the manufacturing of products previously produced in our facility in Hungary to a third party global EMS provider. Less than 10% of our total products will be manufactured by this EMS provider, however, our reliance on this outsourcing arrangement exposes us to a number of risks outside of our immediate control, including the potential absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. In the event that the EMS provider is unable or unwilling to continue to manufacture our products in required volumes, we will need to identify and qualify an acceptable additional or alternative outsourcing arrangement, which could result in production delays. No assurance can be given that any such source would become available to us or that any such source would be in a position to satisfy our needs and the needs of our customers on a timely basis, if at all. Any significant interruption in the supply of our products manufactured under this outsourcing arrangement could result in the delay of shipment of products to our customers, which in turn could have a material adverse effect on our results of operations and customer relationships.
We rely on significant relationships with a small number of customers and the loss of any of those customers or significant reductions in their purchases of our products could adversely affect our revenue and operating results.
     Our ten largest customers accounted for 71% of our total sales for the 2005 fiscal year, with sales to Dell Computer and Nortel accounting for approximately 13% and 10% of our total 2005 sales, respectively. The telecommunications industry has recently experienced a consolidation of both U.S. and non-U.S. companies, as evidenced by the recent merger of AT&T Wireless and Cingular. As a result of continued consolidation, it is possible that in fiscal 2006 and subsequent years an even greater percentage of our revenues will be attributable to fewer customers than in the past years. While we are “designed in” to and derive revenue from several distinct products with each customer, we do not have long-term contracts with customers and decisions by a small number of our customers to defer their purchasing decisions or to purchase products elsewhere could have a material adverse effect on our business, operating results and financial condition.
     In addition, if we were to experience an unanticipated catastrophic quality issue (i.e., a product or design failure), or even a less than catastrophic but significant issue, with one of our customers (especially one of our two largest customers) that threatened our relationship with that customer, the competitive nature of our industry could allow that customer to terminate its relationship with us and move its business to one of our competitors. As mentioned above, a majority of our largest customers customarily dual source their major programs, meaning that they purchase comparable products or components from two sources to ensure a reliable supply of component parts for their products. If we were to experience supply or quality issues on a dual sourced program, the customer could choose to move a greater percent of their orders to the secondary source without significant disruption to their supply chain but with potentially material adverse effects to us.

If demand for our products were to increase, we could face production capacity constraints.
     Our current manufacturing capabilities are in line with the level of production we expect over the near term. If demand were to increase drastically from our expectations, we would be forced to add additional production capacity on very short notice. If our capacity constraints keep us from fulfilling customers’ orders, it could have a material adverse effect on our results from operations and customer relationships.
We face risks associated with the sale of our products in foreign locations.
     International sales have been, and are expected to continue to be, an important component of our total sales. In 2005, international sales, based on selling location, represented 48% of our total sales. Because our customers do business in international locations, our future success is dependent on our continued growth and our ability to administer our sales operations in foreign markets. The success and profitability of our international operations is subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, increased import duties, interruptions in air or sea transportation, political or economic changes, difficulties in managing foreign operations, longer payment cycles, problems in collecting accounts receivable, foreign currency exchange rates and potentially adverse tax consequences, any or all of which could adversely affect our operations.
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
     The amount available for borrowing under our senior credit facility is calculated as a percentage of our domestic accounts receivable and inventory that meet certain criteria as set forth in the credit agreement, minus reserves as determined by our lender. Our lender maintains the right to change the advance rates and eligibility criteria for our domestic accounts receivable and inventory and the discretion to change or institute new reserves against our availability. Accordingly, the amount available for borrowing under our senior credit facility may be reduced due to the reduction in the amount of our eligible assets resulting from changing market conditions, and the application of or changes to eligibility criteria, as well as the reduction of advance rates and/or the increase or change in reserve amounts, which may be imposed at the discretion of our lender. These factors could have the result of reducing the amount we may borrow under the facility at a time when we have a need to borrow additional amounts or requiring repayments under the facility at a time when we do not have adequate cash flow to make such repayments or when such repayments may not be in our best interest due to the economic climate and/or our financial condition at that time. These consequences could negatively impact our liquidity and such impact could be material. As of December 30, 2005, however, there were no amounts outstanding under our asset-based revolving credit facility.
The provisions of our credit agreement could affect our ability to enter into certain transactions.
     Our senior credit facility may restrict our ability to enter into certain corporate transactions (including, among other things, the disposition of assets, making certain capital expenditures and forming or acquiring subsidiaries) unless we obtain the prior written consent of Bank of America. Because we cannot guarantee that Bank of America will, in all circumstances, provide consent for the specific purposes for which we intend, our ability to enter into certain corporate transactions, to the extent that we may require capital in addition to our cash and investments on hand, may be prohibited or delayed.
Market consolidation could create companies that are larger and have greater resources than us.
     Our principal competitors include Acbel Polytech (Taiwan), Delta Electronics (Taiwan and Thailand), Emerson, Lite-On (Taiwan), Motorola and Tyco International. If our merger with Emerson does not close and two or more of our competitors consolidate, the combined companies would likely create entities with increased market share, customer bases, proprietary technology, marketing expertise and sales forces and would likely have increased purchasing leverage for acquiring raw materials. Such a development may create stronger competitors, which could adversely affect our ability to compete in the markets we serve.
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
     We generally rely on patents and trade secret laws to establish and maintain proprietary rights in some of our technology and products. While we have been issued a number of patents and other patent applications are currently pending, there can be no assurance that any of the patents will not be challenged, invalidated or circumvented, or that any rights granted under these patents will, in fact, provide us with competitive advantages. In addition, there can be no assurance that patents will be issued from pending applications, or that claims on future patents will be broad enough to protect our technology. Also, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. Litigation may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could have a significant adverse effect on our operating results.
Our future profitability may be adversely affected by a change in governmental regulation.
     Our operations are subject to laws, regulations, government policies and product certification requirements worldwide. Changes in such laws, regulations, policies or requirements in the United States or in other countries in which we operate or sell our products could result in the need to modify products and could affect the demand for our products, which may involve substantial costs or delays in sales and could have an adverse effect on our future operating results. For example, in January 2003 the European Union issued Directive 2002/95/EC of the European Parliament and of the Council, which restricts the use of certain hazardous substances in electrical and electronic equipment. This legislation will be effective beginning July 1, 2006. In addition, several of our customers that operate in the regions not affected by this regulation have nevertheless chosen to comply with its provisions to reduce the hazardous impacts on the environment. In order to comply with this legislation, we have identified alternative materials and manufacturing processes that have successfully passed our qualification and reliability testing. While we expect to be fully compliant with this legislation within the required timeline, failure to achieve compliance could negatively impact our revenue.
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
     At December 30, 2005, we had $90 million of outstanding debt as reflected on our consolidated balance sheet included in Item 8 of this Annual Report on Form 10-K. If our merger with Emerson is not completed, we may incur additional indebtedness in the future and the terms of the outstanding convertible notes do not restrict our future issuance of indebtedness. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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
Our shareholders will be diluted if we issue shares subject to options, warrants, convertible notes and payment of matching contributions under our 401(k) plan.
     As of December 30, 2005, we had reserved the following shares of our common stock for issuance:
•	1,550,000 shares issuable upon exercise of outstanding warrants held by Finestar International Ltd. (“Finestar”), which are subject to anti-dilution provisions that provide for adjustments to the exercise price of the warrants for issuances of additional securities below a certain price;

•	4,897,000 shares issuable pursuant to stock options outstanding;

•	1,796,000 shares available for future grant under our stock based compensation plans;

•	11,161,000 shares issuable upon conversion of 5.5% Convertible Senior Subordinated notes issued in August 2003; and

•	494,000 shares for the purpose of making matching contributions under our 401(k) plan.
     If we do not complete our merger with Emerson, the issuances of some or all of this reserved common stock would dilute our existing shareholders.
Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     We currently occupy approximately 1.4 million square feet of office and manufacturing space worldwide, some of which we own and maintain. All facilities are in good condition and are adequate for their current intended use. We maintain the following facilities:

		Approximate
		Square	Owned/
Facility	Primary Activity	Footage	Leased
Boca Raton, FL	Corporate Headquarters	11,100	Leased
Eden Prairie, MN	Engineering, Administration	28,300	Leased
Edinburgh, Scotland	Engineering, Administration	6,900	Leased
Einsiedel, Germany	Manufacturing, Warehouse	28,400/4,600	Owned/Leased
Framingham, MA	Engineering, Administration	23,100	Leased
Hong Kong, China	Engineering, Administration	144,900	Owned
Madison, WI	Manufacturing, Administration, Engineering	45,000/13,100	Owned/Leased
Redwood Falls, MN	Manufacturing, Warehouse	133,400/52,600	Owned/Leased
Tuscon, AZ	Engineering	4,900	Leased
Vienna, Austria	Engineering, Administration	31,000	Leased
Westminster, CO	Engineering	7,000	Leased
Youghal, Ireland	Engineering, Administration	36,000	Owned
Zhongshan, China	Manufacturing, Engineering	800,000	Leased
Milpitas, CA	Engineering, Administration	12,600	Leased
     All facilities listed in the table above operate within the Power Conversion segment, except the corporate headquarters in Boca Raton, Florida and the Embedded Systems facilities in Madison, Wisconsin and in Edinburgh, Scotland. The facilities described above provide us with enough capacity to meet our current needs. In addition to the above locations, we have leased sales/engineering offices within the Power Conversion segment located in or near Austin, Texas; Tokyo, Japan; Beijing, China; and Paris, France. The Embedded Systems segment has six sales offices in the United States located in Illinois, Florida, Missouri, California and Maryland.
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
     On September 30, 2005, Power-One, Inc. (“Power-One”) filed a suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, for patent infringement. Power-One alleges that our DPL20C PoL converter product infringes on two patents concerning digital power management. Additionally, Power-One. amended its original complaint in December 2005 to state that it intends to add infringement counts for pending patent applications which, as of December 2005, had been allowed by the US Patent and Trademark Office but which had not yet been issued. The lawsuit seeks monetary damages and a permanent injunction that would prohibit us from manufacturing and selling the converter. We have counterclaimed for declaratory judgment that the patents are not infringed and that the patents are invalid. We believe that we have defenses to the suit and we intend to assert them vigorously.
     On March 2, 2006, Samco Partners, an entity alleging to be an Artesyn shareholder, filed a purported class action complaint in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida against us, substantially all of our directors and Emerson challenging the proposed merger. The complaint alleges that our directors breached their fiduciary duties in connection with the approval of the merger, that the defendants did not fully and fairly disclose certain material information with respect to the approval of the merger in our preliminary proxy statement filed with the SEC on February 23, 2006 and that Emerson aided and abetted our directors in their alleged breaches of fiduciary duty. The complaint seeks an injunction prohibiting completion of the merger or, alternatively, to rescind it. It also seeks an award of damages for the alleged wrongs asserted in the complaint. The lawsuit is in its preliminary stages. We believe that the lawsuit is without merit and intend to defend it vigorously.

Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 30, 2005.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     Market Information
     Our common stock is traded on The NASDAQ Stock MarketSM under the symbol “ATSN.” The following table shows the high and low prices for our common stock, as reported by The NASDAQ Stock MarketSM, for each of the four quarters of fiscal years 2005 and 2004:

	2005		2004
Fiscal Quarter	High	Low	High	Low

First	$10.99	$8.15	$12.30	$8.00
Second	9.08	6.57	10.98	7.80
Third	10.15	8.79	10.28	7.01
Fourth	10.89	8.44	11.32	8.75
     On February 27, 2006 the last reported sale price of our common stock on The NASDAQ Stock MarketSM was $10.87 per share.
     Dividends
     To date, we have not paid any cash dividends on our common stock. The Board of Directors presently intends to retain all of our earnings for use in our business and does not anticipate paying cash dividends in the foreseeable future. In addition, the payment of dividends is prohibited by our current credit agreement and would require the prior written consent of Emerson under the terms of our Merger Agreement with Emerson.
     Holders
     As of February 27, 2006, there were approximately 8,857 shareholders consisting of record holders and individual participants in security position listings.
     Equity Compensation Plan Information
     During 2005, we began awarding restricted shares of common stock to employees pursuant to our 2000 Performance Equity Plan. As of December 30, 2005, approximately 279,000 restricted shares were issued and outstanding. The following table sets forth information regarding stock options granted under equity compensation plans as of December 30, 2005:

	Number of Securities to Be	Weighted Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options	Outstanding Options	Future Issuance
Plan Category
Equity compensation plans
Not approved by shareholders	—	—	—
Approved by shareholders	4,897,000	$8.99	1,796,000 (1)

(1)	Under the terms of our 2000 Performance Equity Plan, we reserved 4,400,000 shares of common stock for issuance. Additionally, options under our 1990 Performance Equity Plan that expire or terminate unexercised after the adoption of the 2000 Performance Equity Plan, options under the 2000 Plan that expire or terminate unexercised and forfeited shares of restricted stock, are available for new grants pursuant to the terms of the 2000 Performance Equity Plan.

Item 6. Selected Financial Information
     The following table sets forth certain selected financial information:

As of and for the Fiscal Years	2005	2004	2003	2002	2001

	(in thousands except per share and employee data)
Results of Operations
Sales	$424,701	$429,389	$356,871	$350,829	$493,968
Net income (loss) (1) (2) (3)	9,936	13,873	(15,622)	(108,822)	(31,763)
Per share — basic	0.25	0.35	(0.40)	(2.84)	(0.83)
Per share — diluted	0.25	0.34	(0.40)	(2.84)	(0.83)
Financial Position
Total assets	$336,358	$341,639	$316,676	$303,587	$426,483
Total debt, including current maturities	90,000	90,000	90,000	69,533	100,606
Shareholders’ equity	143,268	133,976	114,037	123,446	219,245
Total capitalization (total debt plus equity)	233,268	223,976	204,037	192,979	319,851
Other Data
Capital expenditures	$12,597	$22,140	$7,081	$5,230	$28,763
Depreciation and amortization	21,887	22,275	22,937	26,978	34,423
Common shares outstanding (000’s)	40,248	39,305	38,755	38,389	38,253
Permanent employees	1,337	1,482	1,341	2,366	2,427
Temporary employees and contractors	4,729	4,720	3,492	2,310	2,818

(1)	The 2002 information includes a goodwill impairment charge of $51.9 million.

(2)	The restructuring and related charges in 2005, 2003, 2002, and 2001 were $3.7 million, $5.6 million, $27.3 million and $15.9 million, respectively. The restructuring and related charges in 2004 were not material.

(3)	The 2001 information includes a gain on sale of our former subsidiary, Artesyn Solutions Inc., of $31.3 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
     The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Annual Report on Form 10K, as well as Item 1A.,“Risk Factors.” With the exception of historical information, the matters discussed below may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Forward-looking statements typically use words or phrases such as “estimate,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “believes,” or words of similar import. We caution readers that a number of important factors, including those identified in the section entitled “Risk Factors that May Affect Future Results,” as well as factors discussed in our other reports filed with the Securities and Exchange Commission, could affect our actual results and cause them to differ materially from those expressed in the forward-looking statements. Forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof, based on information available as of the date hereof, and subject to applicable law to the contrary, we assume no obligation to update any forward-looking statements.
Introduction
     We are a leading supplier of power conversion and embedded computing solutions. Our products are designed and manufactured to meet the system needs of OEMs in voice and data communications applications including server and storage, enterprise networking, wireless infrastructure and telecommunications. We have a global presence in North America, Europe and Asia, including four manufacturing facilities and ten design centers.
     Our business is organized into two business segments, Power Conversion and Embedded Systems. Our Power Conversion segment designs and manufactures a broad range of power conversion products including AC/DC, on-board DC/DC and PoL converters. Additionally, we design and manufacture specific use power systems such as rectifiers and DC/DC power delivery systems used in wireless infrastructure and RF amplification system applications. Our Embedded Systems segment designs and manufactures embedded board level products and protocol software for applications, including CPUs and WAN I/O boards.
     Our products are components and sub-systems of our customers’ products, and accordingly, our revenue is dependent on the success of our customers’ products and services. Our customers’ success is impacted by macroeconomic and industry trends, primarily corporate spending on information technology and capital spending by communications services providers.
     The market sectors in which we sell our products are extremely competitive. In evaluating our products, customers consider quality, reliability, technology, service and cost relative to our competitors. We invest heavily in PoL and other DPA technologies in our Power Conversion segment and the development of new products that meet open standards, such as AdvancedTCA®, in our Embedded Systems segment. In order to meet the cost requirements of our customers, we have consolidated our production in low-cost countries, and strategically outsourced our European production to a global EMS provider.
     We generate cash through net income, efficient working capital and capital equipment management, and equity and debt financing transactions.
     We are financed through a mixture of equity and debt. Our debt is in the form of 5.5% Convertible Senior Subordinated notes due in 2010 and an asset-based senior revolving credit facility, the availability under which is determined in accordance with a borrowing base calculation using domestic accounts receivable and inventory.
     On February 1, 2006, we entered into an Agreement and Plan of Merger with Emerson, pursuant to which we will become a wholly owned subsidiary of Emerson. Upon consummation of the merger, each share of Artesyn common stock issued and outstanding will be automatically converted into the right to receive $11.00 in cash. Artesyn’s and Emerson’s respective obligations to consummate the merger are subject to approval of the Merger by our shareholders and other customary closing conditions. The Merger Agreement also contains certain termination rights for both Artesyn and Emerson.
     Please refer to Item 1A for a discussion of risks and uncertainties associated with this Merger. The occurrence of any of the events discussed therein, individually or in combination, could have a material adverse effect on our results of operations and our stock price. Uncertainty about the Merger or general effects of the Merger on our customer, supplier, distributor and partner relationships may have an adverse effect on our operating results, whether or not the Merger is completed. For more information on the Merger, please refer to our Current Report on Form 8-K, filed with the SEC on February 2, 2006, and our Preliminary Proxy Statement, filed with the SEC on February 23, 2006. Our Definitive Proxy Statement is to be filed with the SEC.

2005 Overview
     After our strong performance in 2004, we entered 2005 expecting continued growth in our business. During 2005, however, we were adversely impacted by lower growth in our end markets and certain customer programs going end of life earlier than anticipated, which resulted in a slight decline in revenue compared to the prior year.
     We earned $0.25 per diluted share in 2005, which represented a decrease of $0.09 per share compared to 2004. Included in 2005 results are restructuring charges of $3.7 million, mainly related to the closure of our Hungarian manufacturing facility. Lower revenue and an unfavorable product mix further attributed to the reduction in net income in 2005.
     While operating results were disappointing in 2005, we continued to focus on improving our future operating position. To further streamline our cost structure, we performed a company-wide review of operating expenses, which resulted in implementation of certain restructuring actions in 2005. The actions included headcount reductions throughout the company, as well as the decision to close our under-utilized manufacturing facility in Tatabanya, Hungary and outsource certain production to a global EMS provider.
     During 2005, we experienced continued success in winning new program commitments from our customers. Our past experience has shown program awards are a good measure of future growth. During 2005, there were over 100 major program awards, with estimated lifetime revenues of $965 million, representing a significant increase from $690 million of lifetime revenues from major new program awards during 2004. We expect that the volume of new programs will result in an increase in revenue in 2006 over the 2005 level.
     Our commitment to investing in new technologies remained a core strategy in 2005, targeted to increase future market share with our blue-chip customer base, expand our emerging customer base and enter new market and product sectors. During 2005, we invested $48.9 million, or 11.5% of revenue in research and development, representing an increase of 10% from our research and development spending in 2004.
Critical Accounting Policies
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that were highly uncertain at the time the estimate was made, if different estimates reasonably could have been used in the current period, or if changes in the accounting estimate are reasonably likely to occur from period to period that could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.
     We have identified the accounting policies outlined below as critical to our business operations and to the understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by United States generally accepted accounting principles (“GAAP”), with no need for management’s judgment in their application. The impact and any associated risk related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Inventories
     We value our inventory at the lower of cost or market, on a first-in, first-out basis. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory, based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Demand for our products can fluctuate significantly, and we consult with our sales and customer service organizations in order to determine the projections for each component and finished good. Due to the magnitude of the value of our inventory, unanticipated changes to our forecast or product lifecycles could result in adjustment to the provision for excess and obsolete inventory that is material to our results. The estimate of inventory reserves is a critical accounting policy in both of our segments.
     At December 30, 2005, our inventory reserve balance was $17.1 million, representing 27.0% of the value of our gross inventory compared with $19.7 million, or 28.0% of gross inventory, at the end of 2004. The decrease in the reserve balance in 2005 is due to the disposal and sales of inventory previously determined to be obsolete, offset by additional inventory provisions related mostly to inventory not in compliance with the Restriction of Hazardous Substances (RoHS) requirement for products used throughout the European Union.
Warranties
     The terms of the warranties we offer to our customers vary depending upon the specific product and terms of the customer purchase agreement. Our standard warranties require us to repair or replace defective products returned to us during the warranty period at no cost to the customer. At the time of sale, we record an estimate for warranty-related costs based on our actual historical return rates and communications of warranty-related matters from our customers. Changes in such estimates can have a material effect on net income. The estimate of warranty obligations is a critical accounting policy in both segments.
     The reserve is determined by first comparing the historical relationship between warranty costs, which are made up of labor and materials required to repair the parts returned, and revenue over the prior 24-36 months to calculate a rate. The rate is then applied to shipments under warranty using a sliding scale, based on historical return patterns. We also evaluate specific large exposures for inclusion in the reserve, if appropriate. We have recognized expenses related to warranty costs of $2.1 million, $2.1 million and $5.2 million in 2005, 2004 and 2003, respectively. Our warranty costs have historically been within our expectations and the provisions established.
Goodwill
     Our goodwill balance amounted $20.5 million and $22.1 million as of December 30, 2005 and December 31, 2004, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) 142 “Goodwill and Other Intangible Assets,” we assess goodwill using a two-step approach on an annual basis in August of each year, our selected measurement date, or more frequently, if indicators of impairment exist. SFAS 142 states that a potential impairment exists if the fair value of a reporting unit is less than the carrying value of the assets of that unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value.
     Management’s assumptions about future sales and cash flows on which the fair value estimate of a reporting unit is based require significant judgment as prices and volumes fluctuate due to changing business conditions. Our updated assessment of impairment of goodwill in 2005 and 2004 concluded that no impairment existed in those periods. We will continue to assess the impairment of goodwill in accordance with SFAS 142 in future periods. The impact of recognizing a goodwill impairment charge could be material in the future to our consolidated financial results.
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
     We compute our annual tax provision based on statutory tax rates and planning opportunities available in the various jurisdictions in which we earn income. We establish liabilities for income tax contingencies, in accordance with SFAS 5, “Accounting for Contingencies,” when it becomes probable that a tax return position may not be successfully defended if challenged by taxing authorities. These contingencies are adjusted based on applicable facts and circumstances, such as the settlement of tax audits, changes in tax regulations and the expiration of statutes of limitations. While it is difficult to predict the outcome or the timing of a resolution to any particular tax contingency, we believe that the recorded amounts reflect the probable outcome of any known tax items. Favorable resolutions of contingencies are recognized as a reduction to our tax provision in the period of resolution.
     Deferred tax assets and liabilities result from the differing treatment of items for tax and accounting purposes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. Factors considered in assessing the requirement for a valuation allowance are the carry-forward period of our net operating losses, historical and expected future taxable income by jurisdiction and our tax planning strategies.
     Due to uncertainties related to our ability to utilize some of the net operating loss carry-forwards before they expire, we recorded a valuation allowance of $19.8 million and $16.2 million as of December 30, 2005 and December 31, 2004, respectively. Net deferred tax assets, net of the valuation allowance, were $8.6 million and $7.7 million at the end of 2005 and 2004, respectively.
Results of Operations
     Consolidated
Sales. The following table summarizes revenue by business segment in comparison to previous periods (in millions):

				2005	2004
				Compared to	Compared to
	2005	2004	2003	2004	2003
Power Conversion	$346.4	$354.6	$314.4	(2)%	13%
Embedded Systems	78.3	74.8	42.5	5%	76%

Total	$424.7	$429.4	$356.9	(1)%	20%

     In 2005, our revenue decreased by $4.7 million compared to the prior year, reflecting lower sales in our Power Conversion segment, partly offset by the growth in our Embedded Systems segment. Power Conversion revenue decreased by $8.2 million in 2005 on lower sales to server and storage customers due to reduced demand and programs going end of life with no replacement programs to offset the decrease in revenue. This decrease was partly offset by growth in the sales of rectifiers to our wireless customers. In our Embedded Systems segment, revenue increased $3.5 million in 2005 compared to the prior year as a result of large wireless infrastructure customers supplying third generation, or 3G, deployments and carrier upgrades in North America.
     In 2004, revenue grew across all of our market sectors due to improved end-user demand and increased market share with our existing customers. Power Conversion revenue increased $40.2 million in 2004 compared to 2003 primarily due to higher sales to customers in the server and storage sector. The higher sales were driven by increased end-user demand, as corporations raised spending on information technology infrastructure after several years of constrained expenditures, and market share gains at our larger server and storage customers. In our Embedded Systems segment, revenue increased $32.3 million in 2004 compared to 2003 due to recovery of the wireless infrastructure market sector and market share gains at our larger wireless infrastructure customers.
     Gross Profit. Below is a comparison of gross profit and gross profit as a percentage of revenue for 2005, 2004 and 2003 (in millions):

				2005	2004
				Compared to	Compared to
	2005	2004	2003	2004	2003
Gross profit	$108.1	$112.8	$72.4	(4)%	56%
Gross profit as a percentage of revenue	25.5%	26.3%	20.3%
     The decrease in gross profit in 2005 of $4.7 million, compared to 2004, was primarily due to lower revenue, the negative impact of the sales mix and new RoHS compliance costs related to products sold in the European Union, partly offset by reduced logistics costs.
     Lower revenue and unfavorable sales mix contributed $5.7 million to the decrease in gross profit. Sales mix reflects sales of lower margin products including new products being introduced at a lower price than the products being replaced, primarily in our server and storage sector. Costs of $1.5 million were incurred to become compliant with new RoHS regulations related to products used throughout the European Union. Logistics costs decreased by $1.6 million in 2005 due to lower freight charges, where significant costs were incurred in the beginning of 2004 on expedited air deliveries to meet growing customer demand.
     The increase in gross profit in 2004 compared to 2003 of $40.4 million was primarily due to higher revenue, the positive effect of sales mix reflecting the growth of our Embedded Systems segment and manufacturing cost reductions resulting from past restructuring actions. Higher revenue and favorable sales mix contributed approximately $32.0 million to the gross profit increase in 2004, while manufacturing cost reductions contributed approximately $8.4 million.
     Certain expenses, previously included in cost of sales have been reclassified to research and development expenses in the prior years to conform to the current year’s presentation. These reclassifications were $3.2 million and $3.1 million in 2004 and 2003, respectively. Please see Note 1 of the Consolidated Financial Statements for further information related to this reclassification.

     Operating Expenses. Operating expenses for 2005, 2004 and 2003 are as follows (in millions):

				% of Revenue
	2005	2004	2003	2005	2004	2003
Selling, general and administrative	$42.3	$45.9	$38.9	10%	11%	11%
Research and development	48.9	44.3	37.5	11%	10%	10%
Restructuring and related charges	3.7	—	5.6	1%	—	2%

Total operating expenses	$94.9	$90.2	$82.0	22%	21%	23%

     Selling, general and administrative expenses (“SG&A”) decreased $3.6 million in 2005 compared to 2004. The decrease is attributed to reduced executive incentive awards on weaker than anticipated financial performance, lower consulting expenses for regulatory compliance, and reduced salary expenses on capitalization of internally developed software upgrade costs. The decreases described above were partly offset by additional expenses of $0.9 million incurred during the last quarter of 2005 related to the pending merger transaction with Emerson.
     SG&A increased by $7.0 million in 2004 compared to 2003 reflecting increases in expenses related to compliance with new regulatory standards and increases in executive incentive awards and sales bonuses due to growth in revenues and profitability improvements in 2004.
     Research and development expenses increased by $4.6 million in 2005. As a percentage of revenue, research and development expenses were approximately 11% in 2005 and 10% in each of the prior periods presented. The increase represents technology investments made to support future revenue growth, including funding of AdvancedTCA® development in our Embedded Systems segment, the expansion of our design center in Asia, and the offering of new products in our wireless infrastructure sector.
     Restructuring and Related Charges. Pursuant to our restructuring plans, we recorded restructuring charges of $3.7 million in 2005 and $5.6 million in 2003. Restructuring charges recorded in 2004 were not significant.
     Restructuring charges recorded in 2005 relate to headcount reductions, primarily in the Power Conversion segment, and the closure of our Hungarian manufacturing facility with outsourcing of production to a global EMS provider. Charges were comprised of $2.5 million for employee termination expenses and of $1.2 million related to the facility closure.
     Among the factors that contributed to our decision to close the Hungarian factory were requests of our wireless infrastructure customers to move production closer to their end customers, which has resulted in significant under-utilization of our factory, and unfavorable fluctuations in exchange rates between the U.S. Dollar and the Hungarian Forint, which has increased our costs.
     The outsourcing of our Hungarian manufacturing operations to the global EMS provider was complete by the end of fiscal year 2005 and the disposal of the balance of our assets in Hungary, primarily consisting of the factory building and related land, is expected to be completed in 2006. For more information relating to the restructuring actions, please see Note 7 to the Condensed Consolidated Financial Statements.
     Restructuring charges recorded in 2003 related to the transfer of manufacturing functions to our China facility and consolidation of our business in Europe. Charges included $2.2 million for employee termination costs and $3.4 million related to facility closures.
     Loss on Debt Extinguishment. We recorded a loss on debt extinguishment of $3.7 million in 2003. In conjunction with the placement of our 5.5% convertible notes in 2003, a portion of the net proceeds from the sale was used to pay off our then outstanding $50.0 million subordinated convertible note to Finestar International Ltd. (“Finestar”). The losses on debt extinguishment include the accretion of the remaining debt discount related to the transactions with Finestar ($2.4 million), along with the write-off of the remaining unamortized debt issuance costs ($0.7 million). For additional information on the placement of convertible debt completed in 2003 and the transaction with Finestar, please see Note 9 of the Consolidated Financial Statements.
     In March 2003, we entered into an asset-based revolving credit facility with Bank of America, (formerly Fleet Capital Corporation), which replaced our prior revolving credit facility. Loss on debt extinguishment in 2003 also includes $0.6 million in expense related to the write-off of unamortized debt issuance costs in association with our previous credit agreement.

     Interest Expense, net. Interest expense, net is detailed as follows (in millions):

				2005	2004
				Compared to	Compared to
	2005	2004	2003	2004	2003
Interest expense	$5.7	$6.0	$5.0	(5)%	20%
Less: Interest income	(2.3)	(1.0)	(0.5)	130%	100%

Net interest expense	$3.4	$5.0	$4.5	(32)%	11%

     The decrease in net interest expense in 2005 compared to 2004 is mainly due to higher interest income earned in 2005, reflecting increased interest rates and a higher balance of marketable security investments throughout the year.
     As a result of the sale of convertible notes in 2003, the $50.0 million note outstanding with Finestar at 3% was replaced with $90.0 million of notes at 5.5%. The additional borrowings and the higher interest rate resulted in higher interest expense in 2004 compared to 2003.
     Provision (Benefit) for Income Taxes. Below is a comparison of the provision (benefit) for income tax and effective tax rate for 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Provision (benefit) for income taxes	$(0.2)	$3.8	$(2.2)
Effective tax rate	(2)%	21%	12%
     The difference in the 2005 and 2004 tax rates was due to the distribution of profits and losses by jurisdiction and adjustments to valuation allowances on deferred tax assets recorded in various jurisdictions.
     Additionally, included in the 2005 tax benefit are certain tax adjustments in the amount of $2.8 million. These adjustments reflect reversals of previously established valuation allowances on deferred tax assets and tax contingency accruals related to prior tax years which were no longer required, offset by additional tax liability resulting from an adjustment proposed by the Internal Revenue Service (“IRS”) as a result of its review of our 2002 U.S. consolidated income tax return. The tax provision in 2004 includes a $2.5 million benefit from the release of a tax contingency accrual upon expiration of the statute of limitations.
     The difference in the 2004 and 2003 tax rates was due to the distribution of profits and losses by jurisdiction, adjustments to valuation allowances on deferred tax assets recorded at various locations, changes in tax regulations and the release of a tax contingency in 2004, as described above.
Net Income (Loss). The net income (loss) recorded in each of the last three years was as follows (in millions, except per share data):

	2005	2004	2003
Net income (loss)	$9.9	$13.9	$(15.6)
Net income (loss) per basic share	$0.25	$0.35	$(0.40)
Net income (loss) per diluted share	$0.25	$0.34	$(0.40)
Basic shares outstanding	39.7	39.1	38.7
Diluted shares outstanding	40.4	51.1	38.7
The changes in net income between the periods presented were due the factors disclosed above.

Power Conversion
     Results for the Power Conversion segment in 2005 compared with prior years are as follows (in millions):

				2005	2004
				Compared to	Compared to
	2005	2004	2003	2004	2003
Revenue	$346.4	$354.6	$314.4	(2)%	13%
Operating income (loss)	(1.1)	12.7	(7.5)	(109)%	269%
     In 2005, revenue from our Power Conversion segment was negatively impacted by lower sales to our server and storage customers compared to 2004, due to several programs reaching their end of life with no offsetting program replacements. The weak demand in our server and storage segment was somewhat offset by increased sales of our new rectifier products to wireless infrastructure customers and standard products to emerging customers.
     Excluding restructuring charges of $3.5 million, operating income decreased in 2005 compared to 2004 by $10.3 million, mainly due to lower revenue and erosion in the margins on sales of server and storage products. Additionally, research and development costs increased by $3.9 million due to the expansion of our design center in Asia, increased spending on future server and storage product introductions and increased spending to support revenue growth in the wireless infrastructure sector. The impact of reduced margins and increased research and development costs was partly offset by reduced compensation expenses on lower executive incentive awards as a result of weaker than anticipated financial performance ($2.5 million), and capitalization of salary costs for software developed for internal use ($0.9 million).
     Operating income increased $20.2 million in 2004 compared to 2003 as a result of higher revenues and manufacturing cost reductions, partly offset by increased research and development expenses. Higher revenues contributed approximately $13.4 million to the increase in operating income, which included the favorable impact of lower marginal costs achieved through greater utilization of our factories. Manufacturing cost reductions resulting from past restructuring actions increased operating income by approximately $8.4 million in 2004. The increase in operating income was partly offset by the increase in research and development costs of $4.3 million in 2004 to support revenue growth and investment in new technologies.
Embedded Systems
     Results for the Embedded Systems segment in 2005 compared with prior years are as follows (in millions):

				2005	2004
				Compared to	Compared to
	2005	2004	2003	2004	2003
Revenue	$78.3	$74.8	$42.5	5%	76%
Operating income	24.4	22.3	7.3	9%	205%
     Revenue increased in 2005 compared to 2004 primarily as a result of increased spending by communications service providers on wireless infrastructure to support the deployment of 2.5G and 3G networks.
     The majority of the increase in operating income in 2005 compared with 2004 was due to the increased revenue.
     Revenue increased in our Embedded Systems segment in 2004 compared to 2003 primarily due to higher sales to our wireless infrastructure customers. The increased sales reflected a recovery of demand in the wireless infrastructure market sector and market share gains at our larger customers.
     Operating income improved $15.0 million in 2004 compared to 2003 due to higher revenue, partly offset by $2.5 million in higher research and development costs to support revenue growth and fund development of products designed to meet AdvancedTCA® standards.

Liquidity and Capital Resources
     The following table presents selected financial statement information for each of the past three years (in millions, except statistical data):

	2005	2004	2003
Cash and cash equivalents	$100.3	$84.8	$94.2
Short-term marketable debt securities	3.4	21.1	—
Convertible subordinated debt	90.0	90.0	90.0

Cash and marketable securities, net of debt	$13.7	$15.9	$4.2

Working Capital Statistics:
Days of sales outstanding	55	47	48
Days of inventory on-hand	51	56	53
Days of accounts payable outstanding	62	61	57
     The primary sources of cash currently available to us are cash on hand, cash from net income and funds available under our current revolving credit facility. These amounts are available to finance capital expenditures, fund working capital needs and pay interest on our convertible senior subordinated debt.
     Our cash and cash equivalents increased from $84.8 million at the end of 2004 to $100.3 million at the end of 2005. The primary source of cash in 2005 was net income, adjusted for non-cash expenses.
     Cash Flows from Operating Activities. During 2005, our cash flows from operating activities served as a source of cash of $11.9 million. Net income, adjusted for non-cash expenses, which include the effect of depreciation and amortization and various provisions and reserves, was the primary source of cash, providing us with $40.8 million in operating cash during the year. Increases in accounts receivable of $13.2 million, increases in prepaid expenses and other current assets of $6.2 million and reduction of accounts payable and accrued liabilities of $8.2 million partly reduced cash provided by operating activities.
     The increase in accounts receivable reflects longer terms granted to customers as a result of competitive pressures and a shift in sales mix towards wireless infrastructure customers, who typically have longer credit terms. The increases in prepaid expenses and other current assets relate to a pending reimbursement of a value-added tax from the Hungarian government and a receivable from our EMS provider related to sales of fixed assets and inventory. Accrued liabilities decreased due to payments of restructuring liabilities and a reduced executive incentive plan accrual, reflecting payments of prior year’s incentives and lower 2005 awards on weaker than anticipated performance.
     Our overall working capital performance was unfavorably impacted by the increase in customer credit terms mentioned above, which increased our days sales outstanding by eight days compared to prior year. Our days of inventory on-hand decreased by five days compared to 2004, reflecting sales of raw materials inventory previously maintained by the Hungarian factory to our global EMS provider in connection with the outsourcing of our Hungarian production and the reduction in finished goods inventory levels held at local hubs for our major customers. Days of accounts payable outstanding at the end of 2005 remained relatively flat with the levels at the end of 2004.
     Cash Flows from Investing Activities. Cash flows from investing activities reflect a net cash source of $4.0 million in 2005, comprised primarily of proceeds from sales of investments in short-term marketable debt securities, partly offset by net capital expenditures.
     We invest our excess cash that is not required to meet short-term operating needs in marketable debt securities. Our investments at December 30, 2005 consisted of corporate debt auction rate securities. Our investment policy is to protect the value of our investment portfolio and minimize principal risk by earning returns based on current interest rates.
     Our capital expenditures decreased in 2005, as our 2004 spending reflected additional expenditures for SMT lines and other related production equipment needed to respond to increased demand for our products and design trends requiring higher number of surface mounted components. We realized proceeds of $0.8 million from the sales of our fixed assets (primarily machinery and equipment) previously used by our Hungarian manufacturing facility to our global EMS provider.
     We used $2.0 million of our cash to issue a long-term loan to our manufacturing partner in China, Zhongshan Carton Box General Factory Co., Ltd. (“Carton Box”). See Note 19 of the consolidated financial statements for additional information.

     Cash Flows from Financing Activities. In 2005, cash flows from financing activities were a source of cash of $2.0 million. The primary source of cash was the exercise of stock options.
     We currently have a $35.0 million asset-based senior revolving credit facility with Bank of America, (formerly Fleet Capital Corporation), which expires in 2008. While the total availability under the facility may be as high as $35.0 million, the amount available to be borrowed is based on our level of qualifying domestic accounts receivable and inventory, which is subject to changing business conditions. Generally, as our level of qualifying accounts receivable and inventory increases, our availability increases up to the prescribed limit. As of the end of 2005, our outstanding balance on the revolving credit facility was zero, and our availability was $22.9 million.
     In addition to other affirmative and negative covenants customary for asset-based credit facilities, we are also subject to an EBITDA covenant that is triggered if the amount available to be borrowed plus cash deposited with Bank of America falls below $20.0 million. As of the end of the year, the availability plus the cash deposited with Bank of America were above the prescribed limit, and we were not subject to the additional covenant. Up to $5.0 million of the facility’s capacity can be used for letters of credit.
     Our sources of cash are the cash we currently have on hand, the availability under on our revolving credit facility and cash generated from net income. We expect to generate cash from net income in 2006, but if our projections are significantly below our expectations, we believe that our other sources of cash are sufficient to cover our operating expenses, capital expenditures, restructuring requirements and interest payments for the next twelve months.
     The following is a summary of future payments under contractual obligations as of December 30, 2005 (in millions):

		Payments Due by Period
	Total	<1 year	1-2 years	2-3 years	3-4 years	4-5 years	>5 years
Convertible senior subordinated notes	$90.0	$—	$—	$—	$—	$90.0	$—
Interest payments on convertible debt	24.7	5.0	5.0	5.0	5.0	4.7	—
Operating leases	8.4	2.8	2.3	1.3	0.4	0.3	1.3

Total contractual cash obligations	$123.1	$7.8	$7.3	$6.3	$5.4	$95.0	$1.3

		Commitment Expiration by Period
	Total	<1 year	1-2 years	2-3 years	3-4 years	4-5 years	>5 years
Asset-based revolving credit facility	$35.0	$—	$—	$35.0	$—	$—	$—

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
     We are exposed to the impact of interest rate changes and foreign currency fluctuations. In the past, we have managed our interest rate risk on variable rate debt instruments through the use of interest rate swaps, pursuant to which we exchanged our floating rate interest obligations for fixed rates. The fixing of the interest rates offsets our exposure to the uncertainty of floating interest rates during the term of the debt. As of December 30, 2005, we did not have any floating interest rate debt outstanding.
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
     It is our policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet the objectives, as stated above. We do not enter into foreign currency or interest rate transactions for speculative purposes. Gains or losses that result from changes in foreign currency rates are recorded at the time they are incurred. These gains (losses) were ($1.2) million, $0.6 million and $0.5 million in 2005, 2004 and 2003, respectively. We currently have no hedging instruments outstanding.

Item 8. Financial Statements and Supplementary Data
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.
     Based on our assessment, we believe that, as of December 30, 2005, our internal control over financial reporting is effective based on those criteria. Our management’s assessment of the effectiveness or our internal control over financial reporting as of December 30, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Board of Directors and Shareholders
Artesyn Technologies, Inc.
          We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Artesyn Technologies, Inc. maintained effective internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Artesyn Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
          In our opinion, management’s assessment that Artesyn Technologies, Inc. maintained effective internal control over financial reporting as of December 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Artesyn Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2005, based on the COSO criteria.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Artesyn Technologies, Inc. and Subsidiaries as of December 30, 2005 and December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 30, 2005, December 31, 2004 and December 26, 2003 of Artesyn Technologies, Inc. and Subsidiaries and our report dated March 10, 2006 expressed an unqualified opinion thereon.
/s/Ernst & Young LLP
Certified Public Accountants
West Palm Beach, Florida
March 10, 2006

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Board of Directors and Shareholders
Artesyn Technologies, Inc. and Subsidiaries
     We have audited the accompanying consolidated balance sheets of Artesyn Technologies, Inc. and Subsidiaries (the Company) as of December 30, 2005 and December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the fiscal years ended December 30, 2005, December 31, 2004 and December 26, 2003. Our audits also included the financial statement schedule for the years ended December 30, 2005, December 31, 2004 and December 26, 2003 listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artesyn Technologies, Inc. and Subsidiaries at December 30, 2005 and December 31, 2004, and the consolidated results of their operations and their cash flows for the fiscal years ended December 30, 2005, December 31, 2004 and December 26, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Artesyn Technologies, Inc. internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
West Palm Beach, Florida
March 10, 2006

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 30,	December 31,
	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$100,260	$84,811
Short-term marketable debt securities	3,408	21,125
Trade accounts receivable, net of allowances of $1,311 in 2005 and $1,633 in 2004	67,702	58,157
Inventories	46,273	50,320
Prepaid expenses and other current assets	14,253	4,575
Deferred income taxes	7,563	9,137
Assets held for sale	5,800	8,757

Total current assets	245,259	236,882

Property, Plant & Equipment, Net	45,788	57,367

Other Assets
Goodwill, net	20,546	22,107
Deferred income taxes	5,197	4,155
Other assets	19,568	21,128

Total other assets	45,311	47,390

Total assets	$336,358	$341,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$56,808	$54,958
Accrued and other current liabilities	38,849	52,838

Total current liabilities	95,657	107,796

Long-Term Liabilities
Convertible subordinated debt	90,000	90,000
Deferred income taxes	4,125	5,598
Other long-term liabilities	3,308	4,269

Total long-term liabilities	97,433	99,867

Total liabilities	193,090	207,663

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01; 80,000,000 shares authorized; 40,247,726 shares issued and outstanding in 2005 (39,304,957 shares in 2004)	402	393
Additional paid-in capital	137,655	131,787
Unearned compensation	(1,488)	—
Retained earnings	15,768	5,832
Accumulated other comprehensive loss	(9,069)	(4,036)

Total shareholders’ equity	143,268	133,976

	$336,358	$341,639

The accompanying notes are an integral part of these consolidated financial statements.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Fiscal Years Ended
	December 30,	December 31,	December 26,
	2005	2004	2003

Sales	$424,701	$429,389	$356,871
Cost of Sales	316,596	316,584	284,486

Gross Profit	108,105	112,805	72,385

Expenses
Selling, general and administrative	42,322	45,851	38,898
Research and development	48,890	44,314	37,460
Restructuring and related charges	3,705	—	5,611

	94,917	90,165	81,969

Operating Income (Loss)	13,188	22,640	(9,584)

Other Income (Expense)
Interest expense	(5,705)	(6,009)	(5,003)
Interest income	2,300	1,005	534
Debt extinguishment expense	—	—	(3,723)

	(3,405)	(5,004)	(8,192)

Income (Loss) Before Income Taxes	9,783	17,636	(17,776)
Provision (Benefit) for Income Taxes	(153)	3,763	(2,154)

Net Income (Loss)	$9,936	$13,873	$(15,622)

Earnings (Loss) Per Share
Basic	$0.25	$0.35	$(0.40)

Diluted	$0.25	$0.34	$(0.40)

Weighted Average Common and Common Equivalent Shares Outstanding
Basic	39,666	39,093	38,678

Diluted	40,442	51,140	38,678

The accompanying notes are an integral part of these consolidated financial statements.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

					Retained
	Common Stock		Additional		Earnings	Accumulated		Total
			Paid-in	Unearned	(Accumulated	Other	Total	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit)	Comprehensive Loss	Shareholders’ Equity	Income (Loss)

Balance, December 27, 2002	38,389	$384	$127,887	$—	$7,581	$(12,406)	$123,446	$—

Issuance of common stock	295	3	899	—	—	—	902	—
Issuance of common stock under stock compensation plans	71	—	202	—	—	—	202	—
Modification of warrants in connection with convertible subordinated debt	—	—	181	—	—	—	181	—
Comprehensive loss:
Net loss	—	—	—	—	(15,622)	—	(15,622)	(15,622)
Foreign currency translation adjustment	—	—	—	—	—	4,928	4,928	4,928

Total comprehensive loss	—	—	—	—	—	—	—	$(10,694)

Balance, December 26, 2003	38,755	387	129,169	—	(8,041)	(7,478)	114,037	—

Issuance of common stock	84	1	865	—	—	—	866	—
Issuance of common stock under stock compensation plans	466	5	1,753	—	—	—	1,758	—
Comprehensive income:
Net income	—	—	—	—	13,873	—	13,873	13,873
Foreign currency translation adjustment	—	—	—	—	—	3,478	3,478	3,478
Unrealized loss on marketable equity securities, net of income tax benefit of $23	—	—	—	—	—	(36)	(36)	(36)

Total comprehensive income	—	—	—	—	—	—	—	$17,315

Balance, December 31, 2004	39,305	393	131,787	—	5,832	(4,036)	133,976	—

Issuance of common stock	130	1	1,300	—	—	—	1,301	—
Issuance of common stock under stock compensation plans	534	5	2,743	—	—	—	2,748	—
Issuance of restricted common stock under stock compensation plans	279	3	1,825	(1,828)	—	—	—	—
Amortization of unearned compensation	—	—	—	340	—	—	340	—
Comprehensive income:
Net income	—	—	—	—	9,936	—	9,936	9,936
Foreign currency translation adjustment, net of income tax provision of $538	—	—	—	—	—	(5,063)	(5,063)	(5,063)
Unrealized gain on marketable equity securities, net of income tax provision of $19	—	—	—	—	—	30	30	30

Total comprehensive income	—	—	—	—	—	—	—	$4,903

Balance, December 30, 2005	40,248	$402	$137,655	$(1,488)	$15,768	$(9,069)	$143,268

The accompanying notes are an integral part of these consolidated financial statements.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Fiscal Years Ended
	December 30,	December 31,	December 26,
	2005	2004	2003
Operating Activities
Net income (loss)	$9,936	$13,873	$(15,622)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of deferred debt issuance costs	21,887	22,275	22,937
Deferred income tax provision	454	1,767	980
Provision for inventory valuation reserves	4,113	4,397	1,874
Provision for bad debts and returns	2,146	1,436	1,418
Non-cash restructuring charges	870	—	1,349
Accretion of convertible subordinated debt discount	—	—	1,064
Loss on debt extinguishment	—	—	3,723
(Gain) loss on foreign currency transactions	1,187	(560)	(451)
Other non-cash items	191	323	(109)
Changes in operating assets and liabilities:
Accounts receivable	(13,234)	(6,036)	(8,105)
Inventories	(1,259)	(9,852)	11,525
Prepaid expenses and other current assets	(6,194)	(60)	(194)
Accounts payable and accrued liabilities	(8,153)	2,906	3,816

Net Cash Provided by Operating Activities	11,944	30,469	24,205

Investing Activities
Purchases of property, plant & equipment	(12,597)	(22,140)	(7,081)
Proceeds from sale of property, plant & equipment	775	908	735
Purchases of investments	(162,154)	(76,344)	—
Proceeds from sale of investments	94,540	55,035	—
Proceeds from maturities of investments	85,450	—	—
Issuance of loan receivable to related party	(2,000)	—	—
Earn-out payments related to acquisitions	—	(714)	(4,259)

Net Cash Provided by (Used in) Investing Activities	4,014	(43,255)	(10,605)

Financing Activities
Proceeds from issuance of convertible subordinated debt	—	—	90,000
Proceeds from issuances of long-term debt, net of financing costs	—	—	9,481
Financing costs on convertible subordinated debt	—	—	(3,725)
Principal payments on convertible debt	—	—	(50,000)
Principal payments on debt and capital leases	(731)	(4)	(33,512)
Proceeds from exercises of stock options	2,748	1,758	202

Net Cash Provided by Financing Activities	2,017	1,754	12,446

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,526)	1,628	3,168

Increase (Decrease) in Cash and Cash Equivalents	15,449	(9,404)	29,214

Cash and Cash Equivalents, Beginning of Year	84,811	94,215	65,001

Cash and Cash Equivalents, End of Year	$100,260	$84,811	$94,215

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
     Fiscal Year. Our fiscal year ends on the Friday nearest December 31, which results in a 52- or 53-week year. The fiscal years ended December 30, 2005, December 31, 2004 and December 26, 2003 are comprised of 52, 53 and 52 weeks, respectively. The upcoming fiscal year will be 52 weeks in length and will end on December 29, 2006.
     Cash and Cash Equivalents. Highly liquid investments with original maturities of 90 days or less are classified as cash and cash equivalents. These investments are carried at cost, which approximates market value.
     Investments. Securities with remaining maturities of less than one year from the balance sheet date and auction rate securities that are available to meet our current operating needs are classified as short-term. Our short-term marketable debt securities consisted of corporate debt securities as of December 30, 2005 and corporate, government, and municipal debt securities as of December 31, 2004. All marketable debt securities are held in the Company’s name and deposited with a major financial institution. Our policy is to invest in marketable debt securities with a minimum rating of single A or above from a nationally recognized credit rating agency. At December 30, 2005 and December 31, 2004, all of our marketable debt securities were classified as available-for-sale and were carried at fair market value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive loss. The unrealized gain (loss) associated with each individual category of cash and investments was not significant for the periods presented. We do not recognize changes in the fair value of investments in income unless a decline in value is considered other-than-temporary. For further information see Note 6.
     Trade Receivables. Trade receivables are stated on our Consolidated Balance Sheets at historical cost, which approximates fair value. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and specific customer collection issues that we have identified. Trade receivables are periodically evaluated and written off against the allowance if they are deemed to be uncollectible.
     Inventories. Inventories are stated at the lower of cost or market, on a first-in, first-out basis. A provision has been made to reduce excess or obsolete inventories to market based on current and expected demand for the finished products and their components. Finished goods and work-in-process inventories include material, labor and manufacturing overhead.
     Property, Plant & Equipment. Property, plant and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. The depreciable lives range from two to fifteen years for machinery and equipment, fifteen to thirty years for buildings and building improvements and two to ten years for furniture and fixtures. Leasehold improvements are depreciated over the remaining applicable lease term, or their estimated useful lives, whichever is shorter. Leasehold improvements are written-off if the related leasehold is vacated. Major renewals and improvements are capitalized, while maintenance, repairs and minor renewals not expected to extend the life of an asset beyond its normal useful life are expensed as incurred.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Impairment of Long-Lived Assets. We periodically evaluate whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets to be held and used, or whether the remaining balance of long-lived assets to be held and used should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of long-lived assets to be held and used to determine whether impairment has occurred. Impairment is recorded if the carrying value of the asset is determined to be in excess of its fair value. For assets that are held for sale, the fair value is measured based on estimated proceeds on disposals reduced by costs to sell. In 2005, we recorded an impairment of $1.7 million related to certain long-lived assets (primarily consisting of machinery and equipment and the factory building) previously used by our Hungarian manufacturing facility. See Note 7 for additional information.
     Goodwill. The excess of purchase price over net identifiable assets of companies acquired is reported as goodwill. As prescribed by SFAS 142, “Goodwill and Other Intangible Assets” goodwill is tested annually for potential impairment. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of that reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value.
     Foreign Currency Translation. The functional currency of certain of our Asian subsidiaries is predominantly the US dollar, as their transactions are generally denominated in US dollars. The assets and liabilities of these Asian subsidiaries are remeasured into US dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average exchange rates for the period. The functional currency of our European and certain of our Asian subsidiaries is each entity’s local currency. Assets and liabilities are translated from their functional currency into US dollars using exchange rates in effect at the balance sheet date. Equity is translated using historical exchange rates. Income and expense items are translated using average exchange rates for the period. The effect of exchange rate fluctuations on the translation of foreign currency assets and liabilities into US dollars is included in accumulated other comprehensive loss. Foreign exchange transaction (losses) gains included in the consolidated results of operations were ($1.2) million, $0.6 million and $0.5 million for the years ending December 30, 2005, December 31, 2004 and December 26, 2003, respectively.
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
     Sales are comprised of gross revenues reduced by provisions for expected customer returns and other sales allowances. The related reserves for these provisions are included in “trade accounts receivable, net of allowances” in the accompanying Consolidated Balance Sheets. We establish provisions for estimated returns and sales allowances concurrently with the recognition of revenue based on a variety of factors including actual return and sales allowance history and projected economic conditions. We continually monitor customer inventory levels and make adjustments to these provisions when we believe they are not adequate to cover anticipated returns or allowances.
     All costs associated with shipping and handling are included in cost of sales.
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

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Changes in our product warranty liability are as follows ($000s):

	2005	2004
Balance, beginning of period	$6,933	$7,854
Warranties issued during the period	2,050	2,059
Settlements made during the period	(4,192)	(2,980)

Balance, end of period	$4,791	$6,933

     Research and Development. Research and development costs include product engineering, product development and research costs, which are expensed in the period incurred. Certain costs, mainly related to proto-type development and design integrity testing, were previously included in cost of sales. In 2005, these costs were determined to be more appropriately classified as research and development expenses. As a result, the costs of $3.2 million and $3.1 million have been reclassified from cost of sales to research and development for the 2004 and 2003 fiscal years, respectively, to conform to the 2005 presentation.
     Advertising Expenses. Costs related to advertising are recognized in Selling, general and administrative expenses as incurred. Advertising expense was not material in any of the periods presented.
     Income Taxes. We provide for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” and recognize deferred tax assets and liabilities in different time periods for book and tax purposes. Valuation allowances related to deferred tax assets are recorded when we determine that it is more likely than not that we will not achieve sufficient future taxable income to realize all of our deferred tax assets. We are subject to audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities. We account for income tax contingencies in accordance with SFAS 5, “Accounting for Contingencies.” The aggregate income taxes payable, including accrued tax contingencies, of $8.8 million and $10.9 million at December 30, 2005 and December 31, 2004, respectively, are included in accrued and other current liabilities on the Consolidated Balance Sheets.
     Tax returns related to our Consolidated Financial Statements are filed in the United States, individual states and foreign countries where we conduct business.
     Stock-Based Compensation. We apply Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation for employees and non-employee directors. In accordance with APB 25, if the exercise price of stock options granted equals the market price of the underlying stock on the date of grant, no compensation cost is recognized for grants issued under our fixed stock option plans. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-based Compensation-Transition and Disclosure,” and has been determined as if we had accounted for our employee and outside directors stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	3.7%	3.3%	2.2%
Dividend yield	—	—	—
Expected volatility	65%	79%	94%
Expected life	4.4 years	3.6 years	3.3 years

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Our pro forma information is presented as follows ($000s except per share data):

		2005	2004	2003
Net income (loss)	As reported	$9,936	$13,873	$(15,622)
Stock-based employee compensation cost, net of related tax effects, included in the determination of net income (loss), as reported		246	—	—
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects		(2,074)	(3,504)	(5,464)

	Pro forma	$8,108	$10,369	$(21,086)

Earnings (loss) per share-Basic	As reported	$0.25	$0.35	$(0.40)

	Pro forma	$0.20	$0.27	$(0.55)

Earnings (loss) per share-Diluted	As reported	$0.25	$0.34	$(0.40)

	Pro forma	$0.20	$0.26	$(0.55)

     See Note 13 to the Consolidated Financial Statements for other disclosures related to our stock option plans.
     Earnings (Loss) Per Share. Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during each period. Dilutive common share equivalents consist of restricted shares of common stock and shares issuable upon the exercise of stock options (calculated using the treasury stock method) and common stock potentially issuable upon conversion of our convertible subordinated debt (calculated using the if-converted method). The reconciliation of the numerator and denominator of the earnings per share calculation is presented in Note 17.
     Comprehensive Income (Loss). Comprehensive income (loss), which encompasses net loss and the effects of foreign currency translation adjustments and unrealized gains and losses on marketable debt securities available for sale, net of tax where applicable, is disclosed in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss).
     Use of Estimates. The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. The more significant estimates made by management include the provision for potentially excess or obsolete inventory, reserves for warranty costs, valuation allowances on deferred tax assets and reserves for income tax contingencies. Actual results will differ from those estimates.
     Concentration of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and marketable debt securities. Our cash management and investment policies restrict investments to low-risk, highly liquid securities, and we perform periodic evaluations of the credit standing of the domestic and foreign financial institutions with which we hold our investments. We sell our products to customers in various geographical areas. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain reserves for potential credit losses, and such losses traditionally have been within our expectations and were not material in any of the periods presented.
     The following table includes sales to customers equal to or in excess of 10% of total sales for the periods presented:

	2005	2004	2003
Dell Computer	13%	13%	11%
Nortel	10%	*	*
Hewlett-Packard	*	10%	15%
IBM	*	11%	*
Sun Microsystems	*	*	10%
*	Sales represented less than 10% of total sales during the period.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Revenue from Hewlett-Packard and Nortel is recorded in both business segments, with revenue from Dell, IBM and Sun Microsystems recorded only in the Power Conversion segment. See Note 15 for segment information.
     Fair Value of Financial Instruments. Carrying values of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to the short-term nature of these accounts. The fair value of our Senior Subordinated Convertible Notes was $117.5 million and $115.8 million at December 30, 2005 and December 31, 2004, respectively. The fair value amounts are based on actual, private market transactions occurring at or near the end of the year as reported to us by current and former holders of the notes.
     Reclassifications. Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

2.	Inventories
     The components of inventories are as follows ($000s):

	December 30,	December 31,
	2005	2004
Raw materials	$19,514	$19,736
Work-in-process	8,961	8,722
Finished goods	17,798	21,862

	$46,273	$50,320

3.	Property, Plant & Equipment
     Property, plant & equipment is comprised of the following ($000s):

	December 30,	December 31,
	2005	2004
Land	$1,543	$1,161
Buildings and fixtures	16,758	17,102
Machinery and equipment	168,269	169,372
Leasehold improvements	9,786	9,279

	196,356	196,914
Less accumulated depreciation	(150,568)	(139,547)

	$45,788	$57,367

     Depreciation expense related to property, plant & equipment was $21.0 million, $21.5 million, and $22.2 million in fiscal years 2005, 2004 and 2003, respectively.
     Certain fixed assets held by our Hungarian entity, mostly consisting of the factory building and related land, met the “held for sale” criteria in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of December 30, 2005 (see Note 7). To conform with our 2005 presentation, we reclassified $8.8 million of assets previously included in property, plant and equipment at December 31, 2004 related to the same assets held for sale at December 30, 2005.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Prepaid Expenses & Other Assets
     The components of prepaid expenses and other current assets are as follows ($000s):

	December 30,	December 31,
	2005	2004
Non-trade accounts receivable	$12,005	$3,195
Other	2,248	1,380

	$14,253	$4,575

     Non-trade accounts receivable consist primarily of receivables from the sale of fixed assets and inventory from our closed Hungarian manufacturing facility (see Note 7) and a pending reimbursement of a value-added tax previously paid to the Hungarian government.
     The components of long-term other assets are as follows ($000s):

	December 30,	December 31,
	2005	2004
Long term prepaid asset	$14,271	$16,240
Deferred debt issuance costs, net of accumulated amortization of $1,966 in 2005 and $1,178 in 2004	2,881	3,669
Long-term portion of loan receivable from related party	1,625	—
Other	791	1,219

	$19,568	$21,128

     In 2004, we executed an inter-company sale of intangible assets. As a result of this transaction, a prepaid asset associated with previously recorded deferred tax assets in our Austrian tax jurisdiction was established, and the related long-term deferred tax assets were reduced by a corresponding amount. The prepaid asset is amortized to the income tax provision over its useful life, ranging from 5 to 15 years, corresponding to the lives of the related intangible assets for tax return purposes.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Deferred debt issuance costs relate to costs incurred in connection with the issuance of our 5.5% Convertible Senior Subordinated Notes in 2003. The costs are amortized to interest expense using a method that approximates the effective interest rate method over the length of indebtedness to which they relate. For more information on the Convertible Senior Subordinated Notes, see Note 9.
     Long-term loan receivable from a related party consists of the long-term portion of a $2.0 million loan to our manufacturing partner in China. See Note 19 for more information.

5.	Accrued and Other Liabilities
     The components of accrued and other current liabilities are as follows ($000s):

	December 30,	December 31,
	2005	2004
Compensation and benefits	$11,942	$16,006
Income taxes payable	8,796	10,868
Warranty reserve	4,791	6,933
Restructuring reserve (current portion)	1,717	5,806
Other	11,603	13,225

	$38,849	$52,838

     At December 30, 2005 and December 31, 2004, other accrued liabilities consisted primarily of accruals for professional and consulting fees, commissions, deferred income, interest and non-income taxes.
     The components of other long-term liabilities are as follows ($000s):

	December 30,	December 31,
	2005	2004
Restructuring reserve	$2,276	$3,252
Directors’ pension plan	1,032	1,017

	$3,308	$4,269

6.	Investments
     The components of short-term marketable debt securities are as follows ($000s):

	December 30,	December 31,
	2005	2004
Government securities	$—	$14,110
Corporate securities	3,408	4,565
Municipal securities	—	2,450

	$3,408	$21,125

     Our short-term investments are classified as available-for-sale and are recorded at fair value. Gross realized gains and losses on sales of securities and other-than-temporary write downs of investments classified as available-for-sale, using the specific identification method, were not material for the years ended December 30, 2005 and December 31, 2004. Our unrealized gains and losses, net of taxes, are reported in accumulated other comprehensive income (loss).
     Our available-for-sale short term investments include auction-rate securities, which generally reset every seven to fourteen days. As of December 30, 2005, our entire short-term investment balance consisted of auction-rate securities, and as of December 31, 2004, these securities were $1.0 million. Our other available-for-sale short-term investments held at December 31, 2004 had the average original contractual maturity of nine months and the average remaining maturity of three months.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Restructuring and Related Charges
2005 Restructuring Actions
     We account for termination benefit costs in accordance with SFAS 112, “Employers’ Accounting for Post employment Benefits,” if an on-going benefit arrangement is presumed to exist and in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” for costs related to a one-time benefit arrangement.
     During 2005, we initiated a company-wide review of operating expenses, which resulted in implementation of certain restructuring actions targeted to reduce costs. In April 2005, we announced the reduction of approximately 30 operational and administrative positions company-wide, the majority of which related to our Power Conversion segment. This action resulted in restructuring and related charges of $0.9 million in 2005. The headcount reductions and related payments were complete by the end of the year.
     In June 2005, we implemented actions designed to streamline our manufacturing costs, which included the closure of our facility in Tatabanya, Hungary. Since we opened this manufacturing facility in 2001, our customers have reassessed their regional sourcing needs, resulting in an under-utilized facility. The products previously produced in Hungary are now outsourced to a global electronic manufacturing services (“EMS”) provider.
     The closure of the Hungarian factory involved primarily the termination of the factory workforce and disposal of the facility, equipment and other fixed assets. The workforce reduction related to the closure of the Hungary facility included approximately 430 positions (250 direct labor, 160 indirect labor and 20 administrative). The charges in connection with the closure of our Hungarian manufacturing facility were $2.8 million in 2005. The outsourcing arrangement was complete in 2005. The remaining headcount reductions and the disposal of the balance of our assets are expected to be completed in 2006.
     In connection with our actions, we assessed the long-term assets used by our Hungarian manufacturing facility for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of this assessment, certain assets, including machinery and equipment and the factory building, were written down to their fair value. The fair value was determined based on market prices charged for similar assets, which approximate estimated proceeds on disposal. For assets that were deemed to be “held for sale,” as described below, the fair value was subsequently reduced by the cost to sell. The resulting impairment charges of $1.3 million for machinery and equipment and $0.4 million related to the building were recorded in 2005 and were included in restructuring and related charges.
     At the end of the year, the remaining fixed assets to be disposed of in connection with our restructuring plan primarily consisted of the factory building and land, and production equipment. These assets were determined to have met the “held for sale” criteria in accordance with SFAS 144 as of December 30, 2005. Assets deemed to be held for sale had a carrying value of $5.8 million and $8.8 million as of December 30, 2005 and December 31, 2004, respectively, and were classified as assets held for sale in the consolidated balance sheets.
     As of December 30, 2005, we had a receivable of $3.4 million, included in prepaid expense and other current assets, due from our global EMS provider related to the sale of certain long-term assets from the closure of our Hungarian facility. During 2005, we realized a gain of $0.9 million on the sales of these assets. The gain on sale is included in restructuring and related charges in 2005.
     The components of the restructuring and related charges related to the actions implemented in 2005, along with the related activity, are presented in the following table ($000’s):

				Accrued
	2005 Activity			Liability at
	Restructuring	Reductions		December 30,
	Charge	Cash	Non-Cash	2005
Employee termination costs	$2,484	$(2,126)	$—	$358
Facility closure	1,221	(351)	(870)	—

	$3,705	$(2,477)	$(870)	$358

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restructuring Actions Prior to 2005
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
     The restructuring plans included the termination and payment of related severance benefits for approximately 1,900 employees (1,200 direct labor, 500 indirect labor and 200 administrative), of which approximately 1,800 employees had been terminated as of December 26, 2003, with the majority of the remaining employees terminated in 2004.
     The workforce reduction at our Ireland location as a result of our restructuring plan gave rise to a liability for repayment of developmental grants from the Irish government. We had been granted development funds by the Irish government subject to the condition we maintain a work force of at least 300 employees at the facility in Ireland. Our restructuring actions at the facility resulted in a headcount significantly below 300 employees, triggering an obligation to repay the grants. In September 2003, we signed an agreement to repay €1.2 million (equivalent to $1.4 million as of December 30, 2005) to the Irish government over the four consecutive years with the first installment due in January 2005. Under the agreement, we do not have to repay the remaining liability if we maintain a specified number of employees at the facility through 2009. Repayment due in 2006 of approximately $0.4 million was classified as a current liability as of December 30, 2005, with the remaining $2.2 million recorded in other long-term liabilities. If we maintain current employee levels through 2009, repayment of approximately $1.5 million will be forgiven.
     The 2005 and 2004 restructuring activity mostly related to cash payments to settle remaining obligations and is presented in the following tables ($000s):

	Accrued		Accrued
	Liability at		Liability at
	December 31,		December 30,
	2004	2005 Activity	2005
Employee termination costs	$852	$(233)	$619
Liability for payback of developmental grants	3,386	(796)	2,590
Facility closures	4,820	(4,394)	426

	$9,058	$(5,423)	$3,635

	Accrued		Accrued
	Liability at		Liability at
	December 26,		December 31,
	2003	2004 Activity	2004
Employee termination costs	$1,462	$(610)	$852
Liability for payback of developmental grants	3,080	306	3,386
Facility closures	9,672	(4,852)	4,820

	$14,214	$(5,156)	$9,058

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During 2003 we recorded restructuring and related charges totaling approximately $5.6 million. This amount included employee and facility expenses related to the closure of our Kindberg, Austria and Youghal, Ireland manufacturing facilities. Other headcount reductions, asset write-offs and facility closure expenses are also included in the charges.
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
     Effective August 4, 2000, we acquired 100% of the capital stock of AzCore Technologies, Inc. (“AzCore”). The purchase price consisted of a $5.8 million cash payment, net of cash acquired, which was paid in the third quarter of 2000 and additional contingent payments of up to $8.0 million if AzCore’s products met certain milestones. All of the milestones were met and we paid the entire $8.0 million of contingent payments: $5.5 million in 2002, $1.8 million in 2003, with the final $0.7 million payment in the first quarter of 2004.
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

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Upon the closing of our merger with Emerson, the Notes will no longer be convertible in shares of Artesyn common stock, but instead will be entitled upon conversion to receive cash equal to $11.00 multiplied by the number of shares of Artesyn common stock that the Notes otherwise would have been convertible into in the absence of our merger with Emerson. Similarly, upon the closing of our merger with Emerson, the warrant held by Finestar will no longer be exercisable for shares of common stock. Instead, the warrant holder will be entitled to receive cash equal to (i) $11.00 minus the warrant exercise price per share of $10.73, multiplied by (ii) 1.55 million. See Note 21 for additional information.

10.	Credit Facilities
     On March 28, 2003, we entered into a five-year, $35.0 million credit facility with Fleet Capital Corporation, which is now Bank of America. The asset-based facility replaced our prior revolving credit facility that was to expire in March 2004. The facility bears interest at LIBOR plus 2.0% or the bank’s Prime Rate plus 0.25%, and adjusts in the future based on the level of availability under the facility plus our domestic cash on hand. While the availability on the facility is $35.0 million, the amount actually available for borrowing is limited based on our level of qualifying domestic accounts receivable and inventory, which is subject to changing business conditions. Up to $5.0 million of the facility’s capacity can be used for letters of credit. Under the terms of the credit agreement, we are subject to a financial covenant that only applies when the amount available to be borrowed plus cash deposited at Bank of America falls below a prescribed limit. We have not fallen below that limit. We are also subject to other covenants and conditions. As of December 30, 2005 and December 31, 2004, we were in compliance with all financial covenants and conditions related to our credit facility.
     On December 30, 2005 and December 31, 2004, the amount available to be borrowed was approximately $22.9 and $20.1 million, respectively, and there were no borrowings outstanding as of those dates. Our asset-based facility is secured by our domestic assets, including a pledge of the stock of our domestic subsidiaries and 65% of the stock of certain of our foreign subsidiaries. On the date the credit agreement was completed, we used $19.0 million of cash on hand to pay off the amounts outstanding on our previous credit facility. The payments related to the previous credit facility were $23.0 million in 2003. The remaining unamortized balance of deferred financing costs capitalized in connection with the previous credit facility of $0.6 million was written off as a loss on debt extinguishment in 2003.

11.	Income Taxes
     Our tax provision (benefit) is based on statutory tax rates and planning opportunities available to us in the various jurisdictions in which we operate. Management judgment is required in determining the provision (benefit) for income taxes, as well as realizable deferred tax assets and liabilities. We adjust our income tax provision (benefit), when required, for any changes that impact our underlying judgments and income tax filing positions. The components of the provision (benefit) for income taxes consist of the following ($000s):

	2005	2004	2003
Current provision (benefit):
Federal	$(305)	$(747)	$(3,486)
State	848	289	(398)
Foreign	(1,150)	2,454	750

Total current	(607)	1,996	(3,134)
Deferred provision (benefit):
Federal	(133)	1,846	3,449
State	—	230	477
Foreign	587	(309)	(2,946)

Total deferred	454	1,767	980

Total provision (benefit) for income taxes	$(153)	$3,763	$(2,154)

     Our annual tax provision reflects certain adjustments in tax contingencies related to prior tax years. These adjustments are recorded within any tax year as discrete adjustments to the tax provision in the interim periods that they arise or are settled. The 2005 provision reflects adjustments, which included a reversal of income tax contingency accruals related to prior periods’ tax returns for the expiration of the statute of limitations and a reduction in a valuation allowance no longer considered necessary, which amounted to $4.3 million. These were partly offset by an increase in our income tax liability of $1.5 million related to an adjustment proposed by the IRS resulting from their review of our 2002 U.S. consolidated income tax return.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Included in the 2004 tax provision is a $2.5 million reduction of certain tax liabilities related to a prior period tax return no longer required due to expiration of the statute of limitations. Additionally, in 2004, the Austrian government enacted a change in the income tax rate applied to profits and losses generated in its jurisdiction after 2004 from 34% to 25%. The change required us to lower our deferred tax assets by $0.3 million in this jurisdiction to reflect the effect of the lower tax rate.
     We have not provided for U.S income taxes on undistributed earnings of our foreign subsidiaries as such earnings are intended to be reinvested indefinitely outside the U.S. We had approximately $99.4 million of undistributed earnings as of December 30, 2005. The American Jobs Creation Act (the Act) signed into law on October 22, 2004 allows for a favorable effective rate on the repatriation of certain qualifying foreign earnings to the United States. Our plans to indefinitely reinvest foreign earnings have not changed as a result of evaluating the provisions of the Act and related guidance.
     The components of our income (loss) before provision (benefit) for income taxes consist of the following ($000s):

	2005	2004	2003
U.S.	$(4,074)	$8,828	$(5,552)
Foreign	13,857	8,808	(12,224)

Total income (loss) before provision (benefit) for income taxes	$9,783	$17,636	$(17,776)

The reconciliation of our effective tax rate to the U.S. federal statutory income tax rate is as follows:

	2005	2004	2003
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign tax effects	(30.8)	(15.0)	(30.4)
Discrete tax contingencies	(24.6)	(1.1)	0.7
Austrian tax rate change	—	1.4	—
State income tax effect, net of federal benefit	8.7	3.6	(0.6)
Valuation allowance	7.2	—	—
Permanent items	2.9	(2.6)	3.1
Tax credits	—	—	4.3

Effective income tax rate	(1.6)%	21.3%	12.1%

     Deferred income taxes represent the expected tax consequences of transactions that are recognized in different time periods for book and tax purposes. Significant components of our deferred tax assets and liabilities as of December 30, 2005 and December 31, 2004 are as follows ($000s):

	2005	2004
Current Deferred Tax Assets
Inventory valuation reserves	$2,267	$3,061
Other accrued liabilities	4,877	5,674
Allowance for doubtful accounts	419	402

	$7,563	$9,137

Long-Term Deferred Tax Assets
Lease liabilities	$73	$1,521
Other accrued liabilities	1,544	570
Tax credit carryover	1,988	1,633
Net operating loss carry forwards	21,356	16,606
Valuation allowance	(19,764)	(16,175)

	$5,197	$4,155

Long-Term Deferred Tax Liabilities
Property, plant & equipment	$1,838	$4,023
Goodwill	1,749	1,479
Other	538	96

	$4,125	$5,598

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Included in other long-term deferred tax liabilities as of December 30, 2004 is a $0.5 million provision on foreign currency translation adjustments recorded in other comprehensive income.
     The valuation allowances as of December 30, 2005 and December 31, 2004 are primarily associated with foreign net operating loss carry forwards related to certain Artesyn subsidiaries. Management has established a valuation allowance where we believe that it is “more likely than not” that we will not realize these deferred tax assets based on our earnings history, the number of years that our operating losses can be carried forward, expected future taxable income by jurisdiction and tax planning strategies. The valuation allowance increased $3.6 million, $3.8 million and $1.7 million during 2005, 2004, and 2003, respectively.
     Approximately $13.0 million of our net operating loss carry-forwards expire through 2010 and $16.8 million through 2025. Certain foreign net operating loss carry forwards, totaling approximately $71.7 million, have an indefinite life.
     The following table summarizes our net operating loss carry forwards as of December 30, 2005 and related expiration dates by country ($000s):

	Net Operating
Country	Loss Available	Expiration
United States	$16.8	2025
Austria	18.5	No expiration
Hungary	13.2	2006-08/no expiration
Germany	16.3	No expiration
United Kingdom	2.5	No expiration
Ireland	23.6	No expiration
Netherlands	9.5	No expiration
China	1.1	2007-10

Total	$101.5

     Approximately $84.9 million of our net operating loss carry-forwards are offset by valuation allowances. The Company has $2.7 million of research and development credits expiring between 2022 through 2024.
     The expirations on the statute of limitations vary by tax jurisdiction. Several years may elapse before a particular matter is audited and finally resolved. As disclosed above, the IRS has informed us of a proposed adjustment with a potential tax liability as a result of an audit of the 2002 U.S. consolidated income tax return. This contingent liability was accrued as of December 30, 2005.
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

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The respective parties each appealed the stipulated judgment, including the District Court’s claim constructions to the United States Court of Appeals for the Federal Circuit. On May 24, 2004, the Federal Circuit affirmed the rulings of the District Court and subsequently denied all motions for rehearing and reconsideration and remanded the case back to the District Court. The only issue pending at the District Court following the Federal Circuit’s decision is what, if any, damages are owed by us to VLT on the limited sales of the remaining category of our products that infringe the patent under the stipulated judgment. The ultimate outcome in this matter is not expected to be material to the financial statements.
     On September 30, 2005, Power-One filed a suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, for patent infringement. Power-One alleges that our DPL20C PoL converter product infringes on two of its patents concerning digital power management. Additionally, Power-One amended its original complaint in December 2005 to state that it intends to add infringement counts for pending patent applications which, as of December 2005, had been allowed by the US Patent and Trademark Office but which had not yet been issued. The lawsuit seeks monetary damages and a permanent injunction that would prohibit us from manufacturing and selling the converter. We have counterclaimed for declaratory judgment that the patents are not infringed and that the patents are invalid. We believe that we have defenses to the suit and we intend to assert them vigorously. At the present time, we are unable to predict the outcome of this matter or ultimate liability owed by us for damages, if any.
     On March 2, 2006, Samco Partners, an entity alleging to be an Artesyn shareholder, filed a purported class action complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against Artesyn, substantially all of our directors and Emerson challenging the proposed merger. The complaint alleges that our directors breached their fiduciary duties in connection with the approval of the merger, that the defendants did not fully and fairly disclose certain material information with respect to the approval of the merger in Artesyn’s preliminary proxy statement filed with the SEC on February 23, 2006 and that Emerson aided and abetted our directors in their alleged breaches of fiduciary duty. The complaint seeks injunctive relief against the consummation of the merger or, alternatively, to rescind it. It also seeks an award of damages for the alleged wrongs asserted in the complaint. The lawsuit is in its preliminary stages. We believe that the lawsuit is without merit and intend to defend it vigorously. At the present time, we are unable to predict the outcome of this matter or ultimate liability owed by us for damages, if any.
     We are a party to various other legal proceedings, which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, we believe that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on our consolidated results of operations, cash flows or financial position.
Purchase Commitments
     We have long-term relationships pertaining to the purchase of certain raw materials and finished goods with various suppliers as of December 30, 2005. These purchase commitments are not expected to exceed Artesyn’s usage requirements.
Lease Obligations
     We are obligated under non-cancelable operating leases for facilities and equipment that expire at various dates through 2011 and thereafter. Many of our leases contain renewal options and escalation clauses. Renewal options, when probable, are considered at the outset of the lease term and escalation clauses are considered in the recording of periodic rent expense. Future minimum annual rental obligations as of December 30, 2005 are as follows ($000s):

Operating
Fiscal Year	Leases
2006	$2,773
2007	2,301
2008	1,346
2009	350
2010	277
2011 and thereafter	1,320

$8,367

     Rental expense under operating leases amounted to $3.2 million, $5.9 million and $6.0 million in fiscal years 2005, 2004 and 2003, respectively. There was no sublease income in 2005 and 2004. In 2003, sublease income was $0.2 million.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We have recorded a liability for several leased facilities and equipment no longer deployed in our operations. The future contracted lease obligations have been accrued for as part of our restructuring reserve, and therefore are not included in rent expense (see Note 7). The aggregate minimum annual rental obligations under these leases have been included in the lease commitments table presented above. The total of these liabilities, which are included in current and long-term accrued liabilities, was $0.2 million at December 30, 2005.
13. Stock-Based Compensation Plans
     We apply APB 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based compensation for employees and non-employee directors. In accordance with APB 25, we do not recognize compensation cost in conjunction with stock option grants as the exercise price of our stock options equals the market price of the underlying stock on the date of grant.
Employee Performance Equity Plan
     During 2000, we established the 2000 Performance Equity Plan, or PEP, under which we reserved 4,400,000 shares of our common stock for granting of either incentive or nonqualified stock options to key employees and officers. This was essentially an extension of the 1990 Performance Equity Plan (which expired in 2000), pursuant to which 5,950,000 shares of our common stock were reserved for option grants. Options that terminate or expire under the PEP or the 1990 Plan are available for re-grant under the PEP. Under the current plan, non-qualified stock options have been granted at prices not less than the fair market value of the underlying common stock on the date of each grant. The maximum term of the options is 10 years, although all options granted subsequent to 1997 have been granted with a 5-year term. The options granted during 2005, 2004 and 2003 become exercisable in stages upon the passage of time ranging from twelve to thirty-six months from the date of grant, subject to extended vesting periods of up to fifty-eight months, based on the level of our stock price under the PEP.
     At our 2004 annual meeting of shareholders, our shareholders approved amendments to the PEP that allow other types of equity and other compensation to be granted. In June 2005, our Compensation and Stock Option Committee approved granting shares of restricted (non-vested) common stock in lieu of most employee stock option grants. Stock option grants will be limited to key executives and are not expected to be significant in the future.
     As of December 30, 2005 approximately 279,000 shares of restricted stock had been issued and outstanding in connection with the PEP. These shares vest ratably over three years, with 33% vested at each anniversary date. Compensation expense is recognized on a straight-line basis over the vesting period. Compensation expense related to the restricted shares granted was $0.3 million in 2005.
Outside Directors Stock Option Plan
     In 1990, we established the 1990 Outside Directors Stock Option Plan, as amended in 2004. Under this plan, 1,400,000 shares of common stock are reserved for granting of non-qualified stock options to our directors who are not employees at exercise prices not less than the fair market value of the underlying common stock on the date of each grant. Upon election or appointment to the Board of Directors and each year he or she is elected thereafter, outside directors receive options to purchase 10,000 shares of our common stock provided that they own a specified number of shares of Artesyn common stock based on a formula set forth in our plan or as of a previous grant date. The options granted under the Outside Directors Stock Option Plan fully vest on the one-year anniversary of the date of grant and are exercisable for a ten-year term.
     Under the terms of our Merger Agreement with Emerson, upon the closing of the merger, all options to purchase shares of our common stock, whether or not presently exercisable, will be cancelled in exchange for a cash payment equal to (i) $11.00 minus the applicable option exercise price, multiplied by (ii) the number of shares of Artesyn common stock underlying the option. See Note 21 for additional information.
     The following table summarizes stock option activity under our stock based compensation plans for fiscal years 2005, 2004 and 2003:

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		average		average		average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding, beginning of year	6,850,969	$10.85	6,931,359	$11.68	7,050,064	$12.87
Options granted	149,250	8.46	1,050,250	8.13	1,008,200	6.29
Options exercised	(533,525)	5.15	(466,000)	3.77	(70,750)	2.87
Options forfeited	(1,569,202)	18.40	(664,640)	20.15	(1,056,155)	14.79

Options outstanding, end of year	4,897,492	8.99	6,850,969	10.85	6,931,359	11.68

Options exercisable, end of year	3,485,467	$9.41	4,280,019	$12.63	3,887,284	$15.81

Weighted-average fair value of options granted during the year	$4.57		$4.62		$3.90

The weighted average grant-date fair value of restricted stock granted during 2005 was $8.43.
     The following table summarizes information about stock options outstanding at December 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	average		average
Range of Exercise		Contractual Life	Exercise		Exercise
Prices	Options	(Years)	Price	Options	Price
$1.42 — $5.37	1,238,350	1.77	$3.78	1,186,100	$3.80
5.50 — 7.68	1,486,000	3.17	7.31	545,775	7.07
7.70 — 9.65	1,005,950	2.44	9.03	744,950	9.14
10.05 — 21.25	1,025,692	1.75	15.64	867,142	16.47
21.75 — 26.00	141,500	3.02	23.54	141,500	23.54

	4,897,492	2.36	$8.99	3,485,467	$9.41

     The following shares of common stock have been reserved for future issuance as of December 30, 2005 (000s):

Description	Shares
Conversion of convertible senior subordinated notes	11,161
Conversion of common stock warrants outstanding	1,550
Available for issuance pursuant to stock options outstanding	4,897
Available for future grant under stock based compensation plans	1,796
Available for issuance for 401(k) plan matching obligations	494

19,898

14. Employee Benefit Plans
     We provide retirement benefits to our employees through the Artesyn Technologies, Inc. Employees’ Thrift and Savings Plan (the “401(k) Plan”), pursuant to which employees may elect to purchase Company common stock or make other investment elections. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax deferred salary deductions for eligible employees. The 401(k) Plan permits substantially all US employees to contribute up to 75% of their base compensation (as defined) to the 401(k) Plan, limited to a maximum amount as set by the IRS. We may, at the discretion of the Board of Directors, make a matching contribution to the Plan. Artesyn’s matching contributions were approximately $1.3 million, $1.3 million and $0.9 million in 2005, 2004 and 2003, respectively. The Company’s contributions vest over a five-year period at 20% per year.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Business Segments and Geographic Information
     We are organized into two business segments, Power Conversion and Embedded Systems. All of our products are designed and manufactured to meet the system needs of OEMs in voice and data communications applications including server & storage, enterprise networking, wireless infrastructure and telecommunications.
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
     We sell products directly to OEMs and also to a network of industrial and retail distributors throughout the world. Our principal markets are in the United States, Europe and Asia-Pacific. Sales are made in U.S. dollars and certain European and Asian currencies.
     Corporate expenses include items related to compliance, litigation and other corporate administration. After a reassessment in the second quarter of 2004 due to a change in segment management, these expenses are no longer considered when management evaluates the performance of the two segments or when resource allocation decisions are made. Accordingly, corporate expenses are no longer allocated to our reportable segments, and we have restated the segment information for 2003.
     The table below presents information about reportable segments ($000s):

	2005	2004	2003
Sales
Power Conversion	$346,440	$354,625	$314,412
Embedded Systems	78,261	74,764	42,459

Total	$424,701	$429,389	$356,871

Operating Income (Loss)
Power Conversion	$(1,101)	$12,680	$(7,486)
Embedded Systems	24,371	22,292	7,309
Corporate	(10,082)	(12,332)	(9,407)

Total	$13,188	$22,640	$(9,584)

Capital Expenditures
Power Conversion	$10,972	$20,852	$6,008
Embedded Systems	1,611	1,267	1,053
Corporate	14	21	20

Total	$12,597	$22,140	$7,081

Depreciation and Amortization
Power Conversion	$19,686	$19,840	$20,433
Embedded Systems	1,335	1,529	1,836
Corporate	866	906	668

Total	$21,887	$22,275	$22,937

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004
Year-End Assets
Power Conversion	$224,698	$215,109
Embedded Systems	60,566	64,582
Corporate	51,094	61,948

Total	$336,358	$341,639

Sales are attributed to geographical areas based on selling location. Long-lived assets consist of property, plant and equipment, net. Information about our operations by geographical region is shown below ($000s):

	2005	2004	2003
Sales
United States	$221,075	$255,962	$223,695
Austria	47,980	37,043	37,982
Ireland	16,639	16,780	19,024
People’s Republic of China	129,665	110,192	67,253
Other foreign countries	9,342	9,412	8,917

Total sales	$424,701	$429,389	$356,871

	2005	2004
Long-Lived Assets
United States	$13,227	$14,549
Austria	930	1,325
Ireland	704	1,443
People’s Republic of China	29,796	35,938
Other foreign countries	1,131	4,112

Total long-lived assets	$45,788	$57,367

Net Assets
United States	$50,846	$61,998
Austria	13,595	13,206
Ireland	2,979	1,104
People’s Republic of China	57,871	41,020
Other foreign countries	17,977	16,648

Total net assets	$143,268	$133,976

16. Supplemental Cash Flow Disclosures

	2005	2004	2003
Cash paid during the year for:
Interest	$4,953	$4,978	$1,410

Income taxes	$1,087	$1,777	$102

No U.S. federal income tax was paid in the years presented due to Artesyn’s net taxable losses during these years.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Earnings Per Share
     Basic earnings per share is calculated by dividing income available to shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during each period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and shares of restricted common stock (calculated using the treasury stock method). The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 30, 2005, December 31, 2004 and December 26, 2003 (000’s, except per share information):

	2005	2004	2003
Numerator:
Numerator for basic earnings per share — net income (loss)	$9,936	$13,873	$(15,622)
Effect of potential common shares:
convertible subordinated debt	—	3,431	—

Numerator for diluted earnings per share — net income (loss)	$9,936	$17,304	$(15,622)

Denominator:
Denominator for basic earnings per share — weighted average shares	39,666	39,093	38,678
Net effect of dilutive stock options	746	887	—
Net effect of dilutive restricted shares	30
Assumed conversion of convertible subordinated debt	—	11,160	—

Denominator for diluted earnings per share — weighted average shares	40,442	51,140	38,678

Basic earnings (loss) per share	$0.25	$0.35	$(0.40)

Diluted earnings (loss) per share	$0.25	$0.34	$(0.40)

Antidilutive weighted shares	14,484	4,210	15,433

     The above antidilutive weighted shares to purchase shares of common stock include certain shares issuable under our stock option plans, shares related to the outstanding Finestar warrant and common stock potentially issuable on the conversion of our Convertible Senior Subordinated Notes in 2005 and 2003. These shares were not included in computing diluted earnings (loss) per share because their effects were antidilutive for the respective periods.
18. Goodwill
     Goodwill and accumulated amortization balances are as follows ($000s):

	December 30,	December 31,
	2005	2004
Goodwill	$36,737	$39,475
Accumulated amortization	(16,191)	(17,368)

Goodwill, net	$20,546	$22,107

     Goodwill is recorded mainly in connection with the Embedded Systems segment. In the first quarter of 2004, we made a final payment of $0.7 million related to the AzCore acquisition, which was recorded as an addition to goodwill. For additional information relating to this acquisition, see Note 8. The remaining change in goodwill and accumulated amortization between periods relates to the currency translation recorded at our foreign subsidiaries.
     In accordance with SFAS 142, we perform an impairment assessment of goodwill in August of each year. In connection with our 2005 and 2004 annual assessments of goodwill, no impairment was indicated. We will continue to assess the carrying value of goodwill in accordance with SFAS 142 in future periods.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19. Related Party Transactions
     Stephen A. Ollendorff, one of our directors, was Of Counsel to the law firm of Kirkpatrick & Lockhart Nicholson Graham LLP during all fiscal years presented. Kirkpatrick & Lockhart Nicholson Graham LLP acted as counsel for the Company in fiscal years 2005, 2004 and 2003 and received fees of approximately $1.1 million, $1.0 million and $1.7 million, respectively, in such fiscal years for various legal services rendered to our Company.
     In June 2005, we entered into a loan agreement with our manufacturer partner in China, Zhongshan Carton Box General Factory Co., Ltd. (“Carton Box”). The loan is to be disbursed in three installments of $1.0 million through January 2006 and bears annual interest of 4.0%. The loan and the related interest will be repaid over a five-year term beginning in July 2006 through a deduction from the monthly processing fees owed by Artesyn to Carton Box. The first two loan installments totaling $2.0 million were issued in 2005. As of December 30, 2005, the current portion of the loan receivable of $0.4 million is included in prepaid expenses and other current assets, with the remaining long-term portion of $1.6 million included in other assets.
20. Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payments.” This statement replaces SFAS 123 “Accounting for Stock-Based Compensation,” and supersedes APB 25 “Accounting for Stock Issued to Employees.” SFAS 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. The new standard requires that the compensation cost relating to share-based payment be recognized in financial statements at fair value. SFAS 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. We will adopt SFAS 123R using a modified version of the prospective application in the fiscal year beginning after December 31, 2005. Based on unvested stock options currently outstanding using the Black-Scholes option pricing model the effect of adopting SFAS 123R, absent of the effect of the pending merger with Emerson, will reduce our net income by approximately $1.2 million in 2006. Upon the closing of the merger with Emerson, the outstanding unvested equity awards will vest and will be cashed out in accordance with the terms of the Merger Agreement. See Note 21 for additional information.
     In November 2004, FASB issued SFAS 151, “Inventory Cost — an Amendment of ARB No. 43, Chapter 4.” This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on our financial statements.
21. Subsequent Events
     On February 1, 2006, the Board of Directors of Artesyn unanimously approved and, on behalf of the Company, entered into an Agreement and Plan of Merger with Emerson pursuant to which Emerson will acquire Artesyn for approximately $580 million in cash. Under the terms of the agreement, each outstanding share of Artesyn common stock will be converted into the right to receive $11.00 in cash, without interest, and Artesyn will become a wholly owned subsidiary of Emerson.
     All outstanding options to acquire Artesyn common stock, whether presently exercisable or not, will vest immediately and be cancelled in exchange for a cash payment equal to $11.00 minus the applicable option exercise price multiplied by the number of shares of Artesyn common stock underlying the option, and the Finestar warrant and our Convertible Senior Subordinated Notes will no longer be exercisable or convertible into shares of Artesyn common stock, but rather will be entitled to receive, upon exercise or conversion, as the case may be, a cash payment equal to $11.00 times the number of shares underlying the warrant and the convertible notes, as applicable, less, in the case of the warrant, the exercise price. Additionally, cash payments will become due to our directors who participate in our Directors’ Retirement Plan.
     The Company has certain existing employment and severance agreements with key executives that provide for cash payments upon cessation of employment subsequent to a change in control (which would include completion of the merger), other than termination for cause. In addition, the Company has agreements with certain other key employees that may result in severance benefits depending on whether key employees remain employed by the surviving corporation after the closing of the merger. The ultimate amounts paid, if any, are dependent on the closing of the merger agreement and future actions of the employees and surviving corporation.

ARTESYN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For more information, refer to our Preliminary Proxy Statement filed with the SEC on February 23, 2006. The completion of the merger is pending approval of the Company’s shareholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act, German antitrust regulatory approvals, and other customary closing conditions. Early termination of the waiting period required under the HSR Act was granted as of March 3, 2006.
22. Selected Consolidated Quarterly Data (Unaudited)
     Data in the table below is presented on the basis of a 13-week period, except in the fourth quarter of 2004 the information is presented on a 14-week period basis ($000s, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2005
Sales	$102,450	$108,067	$101,952	$112,232
Gross profit	26,717	26,714	25,642	29,032
Reclassification adjustment (1)	884	830	981	933

Gross profit as previously reported	25,833	25,884	24,661	28,099
Net income	1,946	75	4,020	3,895
Per share — basic	0.05	0.00	0.10	0.10
Per share — diluted	0.05	0.00	0.09	0.09
Fiscal 2004
Sales	$96,513	$105,497	$107,013	$120,366
Gross profit	25,203	27,275	28,423	31,904
Reclassification adjustment (1)	730	803	789	852

Gross profit as previously reported	24,473	26,472	27,634	31,052
Net income	1,917	3,078	3,609	5,269
Per share — basic	0.05	0.08	0.09	0.13
Per share — diluted	0.05	0.08	0.09	0.12
(1) Certain costs, mainly related to proto-type development and design integrity testing were previously recorded as cost of sales. In the fourth quarter of 2005, these costs were determined to be more appropriately classified as research and development expenses. The costs related to the prior quarters of 2005 and the 2004 periods were reclassified from cost of sales to research and development expenses in the respective periods to conform with the fourth quarter of 2005 presentation. The reconciliation of gross profit to the amounts previously reported for each respective quarterly period is presented above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of December 30, 2005 our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Because of the inherent limitations in all control systems and procedures, no evaluation of controls can provide absolute assurance that all disclosure issues have been and will be identified on a timely basis. However, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2005, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
     During the period covered by this report, there have been no changes in our internal control over financial reporting identified in management’s evaluation during the fourth quarter of 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
Item 9B. Other Information
     On March 13, 2006, we amended the employment agreement between Artesyn and our Chief Executive Officer, Joseph O’Donnell. Previously, the employment agreement contained a provision prohibiting Mr. O’Donnell from seeking employment with another entity while employed by Artesyn. In light of the pending merger with Emerson, we determined to delete that provision from the agreement. The amendment to the agreement is attached as Exhibit 10.2.

PART III
Item 10. Directors and Executive Officers
     The information called for by Item 10 is incorporated herein by reference to our definitive proxy statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 30, 2005. If we decide to not hold an Annual Meeting of our Shareholders due to the pending merger with Emerson or are not in a position to file our Definitive Proxy Statement for our Annual Meeting within 120 days after December 30, 2005, we will amend this Annual Report on Form 10-K to include Part III information.
     We have adopted the Artesyn Technologies, Inc. Code of Business Conduct and Ethics, a code of ethics that applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, Treasurer, Corporate Controller and other finance organization employees. The Code of Ethics is posted in the “Corporate Governance” section of our website www.artesyn.com, under “Investor Relations.” Any substantive amendments to the Code of Ethics or grant of any waiver from a provision of the Code to our Chief Executive Officer, Chief Financial Officer, Treasurer, or the Corporate Controller, if any, will be disclosed on our website or in a Current Report on Form 8-K.
Item 11. Executive Compensation
     The information called for by Item 11 is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 30, 2005. If we decide to not hold an Annual Meeting of our Shareholders due to the pending merger with Emerson or are not in a position to file our Definitive Proxy Statement for our Annual Meeting within 120 days after December 30, 2005, we will amend this Annual Report on Form 10-K to include Part III information.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     The information called for by Item 12 is incorporated herein by reference to our definitive proxy statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 30, 2005. If we decide to not hold an Annual Meeting of our Shareholders due to the pending merger with Emerson or are not in a position to file our Definitive Proxy Statement for our Annual Meeting within 120 days after December 30, 2005, we will amend this Annual Report on Form 10-K to include Part III information.
Item 13. Certain Relationships and Related Transactions
     The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 30, 2005. If we decide to not hold an Annual Meeting of our Shareholders due to the pending merger with Emerson or are not in a position to file our Definitive Proxy Statement for our Annual Meeting within 120 days after December 30, 2005, we will amend this Annual Report on Form 10-K to include Part III information.
Item 14. Principal Accounting Fees and Services
     The information called for by Item 14 is incorporated herein by reference to our definitive proxy statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 30, 2005. If we decide to not hold an Annual Meeting of our Shareholders due to the pending merger with Emerson or are not in a position to file our Definitive Proxy Statement for our Annual Meeting within 120 days after December 30, 2005, we will amend this Annual Report on Form 10-K to include Part III information.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial Statements, Financial Statement Schedules and Exhibits
(1)	Financial Statements
     The following consolidated financial statements of Artesyn Technologies, Inc. and subsidiaries are filed as part of this Form 10-K:
(2)	Financial Statement Schedules
     The following information is filed as part of this Annual Report of Form 10-K:

Schedule II — Valuation and Qualifying Accounts	61
     Schedules other than the one listed above have been omitted because they are either not required or not applicable, or because the required information has been included in the Consolidated Financial Statements or Notes thereto.
(4)	Exhibits Required by Item 601 of Regulation S-K

Exhibit #	Description
2.1	Agreement and Plan of Merger, dated as of February 1, 2006, by and between Artesyn Technologies, Inc., Emerson Electric Co. and Atlanta Acquisition Sub, Inc. — incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2006.

3.1	By-laws of Artesyn Technologies, Inc., as amended October 23, 1997 — incorporated by reference to Exhibit 3.1 of Amendment No. 1 to Registrant’s Registration Statement on Form S-4, filed with the SEC on November 13, 1997.

3.2	Articles of Incorporation of Artesyn Technologies, Inc. — incorporated by reference to Exhibit 3.1 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1989.

3.3	Articles of Amendment to Articles of Incorporation of Artesyn Technologies, Inc. as of May 6, 1998 — incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 6, 1998.

3.4	Articles of Amendment to Articles of Incorporation of Artesyn Technologies, Inc., as amended on December 22, 1998 — incorporated by reference to Exhibit 3.4 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

4.1	Amended and Restated Rights Agreement, dated as of November 21, 1998, between Artesyn Technologies, Inc. and The Bank of New York as Rights Agent, including the form of Right Certificate and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits B and C, respectively — incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 1998.

4.2	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of October 22, 2004, between Artesyn Technologies, Inc. and the Bank of New York — incorporated by reference to Exhibit 4.2 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit #	Description
4.3	Purchase Agreement between Artesyn Technologies, Inc., Lehman Brothers Inc. and Stephens Inc., dated August 7, 2003 — incorporated by reference to Exhibit 4.1 of Registrant’s Form S-3 Registration Statement (File number 333-109053) filed with the SEC on September 23, 2003.

4.4	Indenture between Artesyn Technologies, Inc. and The Bank of New York, dated August 13, 2003 — incorporated by reference to Exhibit 4.2 of Registrant’s Form S-3 Registration Statement (File number 333-109053) filed with the SEC on September 23, 2003.

4.5	Resale Registration Rights Agreement between Artesyn Technologies, Inc., Lehman Brothers Inc. and Stephens Inc. dated August 13, 2003 — incorporated by reference to Exhibit 4.3 of Registrant’s Form S-3 Registration Statement (File number 333-109053) filed with the SEC on September 23, 2003.

4.6	Securities Purchase Agreement dated January 14, 2002, by and between Artesyn Technologies, Inc. and Finestar International Limited — incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K/A, filed with the SEC on January 24, 2002.

4.7	Warrant to Purchase Shares of Common Stock of Artesyn Technologies, Inc., dated January 15, 2002, issued by Artesyn Technologies, Inc. to Finestar International Limited — incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K/A, filed with the SEC on January 24, 2002.

4.8	Registration Rights Agreement, dated January 15, 2002, by and between Artesyn Technologies, Inc. and Finestar International Limited — incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K/A, filed with the SEC on January 24, 2002.

4.9	Waiver of selected entitlements related to Registration Rights Agreement by and between Artesyn Technologies, Inc., a Florida corporation, and Finestar International Limited, a British Virgin Islands corporation — incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2002.

4.10	Promissory Note Payoff Agreement, dated August 1, 2003, by and between Artesyn Technologies Inc., a Florida Corporation, and Finestar International Limited, a British Virgin Islands corporation — incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly report on Form 10-Q filed with the SEC on November 7, 2003.

10.1	Third Amended and Restated Employment Agreement, dated as of October 21, 2005, by and between Artesyn Technologies, Inc., and Joseph M. O’Donnell — incorporated by reference to Exhibit 10.39 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005.

10.2	Amendment to Third Amended and Restated Employment Agreement, dated as of March 10, 2006, by and between Artesyn Technologies, Inc. and Joseph M. O’Donnell (filed herewith).

10.3	Severance Agreement, dated as of August 2, 2005, by and between Artesyn Technologies, Inc. and Ewald Braith — incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly report on Form 10-Q filed with the SEC on August 5, 2005.

10.4	Severance Agreement, dated as of August 2, 2005, by and between Artesyn Technologies, Inc. and Norman C. Wussow — incorporated by reference to Exhibit 10.31 of the Registrant’s Quarterly report on Form 10-Q filed with the SEC on August 5, 2005.

10.5	Severance Agreement, dated as of August 2, 2005, by and between Artesyn Technologies, Inc. and William Rodger — incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly report on Form 10-Q filed with the SEC on August 5, 2005.

10.6	Severance Agreement, dated as of October 21, 2005, by and between Artesyn Technologies, Inc. and Gary Larsen — incorporated by reference to Exhibit 10.36 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005.

10.7	Amended and Restated Severance Agreement, dated October 21, 2005, by and between Artesyn Technologies, Inc. and Scott McCowan — incorporated by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 13, 2006.

10.8	Amended and Restated Severance Agreement, dated October 21, 2005, by and between Artesyn Technologies, Inc. and Ken Blake — incorporated by reference to Exhibit 10.38 of the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 13, 2006.

Exhibit #	Description
10.9	Form of Severance Agreement by and between Artesyn Technologies, Inc. and participating employees — incorporated by reference to Exhibit 10.33 of the Registrant’s Quarterly report on Form 10-Q filed with the SEC on August 5, 2005.

10.10	1990 Performance Equity Plan, as amended — incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-8 (File No. 333-58771) filed with the SEC on July 9, 1998.

10.11	2000 Performance Equity Plan, as amended and restated March 8, 2004 — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.12	Form of agreement for stock option awards under the Registrant’s 2000 Performance Equity Plan, as amended and restated effective March 8, 2004 — incorporated by reference to Exhibit 10.23 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.13	Form of Restricted Stock Award Agreement, by and between Artesyn Technologies, Inc. and participating employees — incorporated by reference to Exhibit 10.40 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005.

10.14	Amended and Restated 1990 Outside Directors Stock Option Plan, as amended January 29, 2004 — incorporated by reference to Exhibit 10.13 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.15	Form of agreement for stock option awards under the Registrant’s Amended and Restated 1990 Outside Directors Stock Option Plan, as amended January 29, 2004 — incorporated by reference to Exhibit 10.24 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.16	Outside Directors Retirement Plan effective October 17, 1989, as amended January 25, 1994, August 15, 1996, January 29, 1998 and October 28, 1999 — incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1999.

10.17	Form of Agreement under the Outside Directors’ Retirement plan, dated as of August 4, 2005, by and between Artesyn Technologies, Inc. and participating directors — incorporated by reference to Exhibit 10.35 of the Registrant’s Quarterly report on Form 10-Q filed with the SEC on August 5, 2005.

10.18	Grant Agreement, dated October 26, 1994, by and among the Industrial Development Authority of Ireland, Power Products Ltd. and Computer Products, Inc. — incorporated by reference to Exhibit 10.43 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1994.

10.19	Grant Agreement, dated December 5, 1997, by and among the Industrial Development Authority of Ireland, Power Products Ltd. and Computer Products, Inc. (filed herewith).

10.20	Supplemental Agreement made the 5th day of September 2003 between the Industrial Development Agency (Ireland), Artesyn International Limited, and Artesyn Technologies, Inc. — incorporated by reference to Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q filed with the SEC on November 7, 2003.

10.21	Loan and Security Agreement, dated March 28, 2003, by and among Fleet Capital Corporation, Artesyn Technologies, Inc. and certain of its subsidiaries — incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Commission April 3, 2003.

10.22	Amendment No. 2 to Loan and Security Agreement and Consent, dated August 13, 2003, by and among Fleet Capital Corporation, Artesyn Technologies, Inc. and certain of its subsidiaries — incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.23	Amendment No. 3 to Loan and Security Agreement and Consent, dated February 2, 2006, by and among Bank of America, NA, successor in interest to Fleet Capital Corporation, Artesyn Technologies, Inc. and certain of its subsidiaries (filed herewith).

10.24	2006 Executive Incentive Plan of Artesyn Technologies, Inc. (filed herewith).

10.25	Description of Performance Metrics Applicable to the 2006 Executive Incentive Plan of Artesyn Technologies, Inc. (filed herewith).

10.26	Confidentiality, Standstill and Board Representation Agreement, dated July 7, 2005, by and between Artesyn Technologies, Inc. and JANA Partners LLC — incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2005.

Exhibit #	Description
10.27	Form of voting agreements, by and between Emerson Electric Co. and certain stockholders of Artesyn Technologies, Inc. — incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2006.

10.28*	English translation of Supply and Processing Agreement, dated December 28, 2002, by and between Zhong Shan Carton General Factory Limited Company, Zhong Shan Zhongjing Import and Export Limited Company and Artesyn Technologies Asia-Pacific Ltd. (filed herewith).

21	List of subsidiaries of Artesyn Technologies, Inc (filed herewith).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by the Chief Executive Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*Confidential treatment has been requested as to certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Exchange Act. Such portions have been omitted and filed separately with the SEC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended on the Friday Nearest December 31 ($000s)

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E
		Additions		Deductions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs &	Other			End of
Description	of Period	Expenses	Accounts	Description	Amount	Period
Fiscal Year 2005:
Reserve deducted from asset to which it applies:
Accounts receivable allowances	$1,633	$2,146	—	(1)	$2,468	$1,311
Inventory valuation reserve	19,652	4,113	—	(1)	6,637	17,128
Valuation allowance for deferred tax assets	16,175	3,589	—		—	19,764
Fiscal Year 2004:
Reserve deducted from asset to which it applies:
Accounts receivable allowances	$2,831	$1,436	—	(1)	$2,634	$1,633
Inventory valuation reserve	23,700	4,397	—	(1)	8,445	19,652
Valuation allowance for deferred tax assets	12,415	3,760	—		—	16,175
Fiscal Year 2003:
Reserve deducted from asset to which it applies:
Accounts receivable allowances	$3,121	$1,418	—	(1)	$1,708	$2,831
Inventory valuation reserve	39,451	1,874	—	(1)	17,625	23,700
Valuation allowance for deferred tax assets	10,733	1,682	—		—	12,415

(1)	The reduction relates to charge-offs.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTESYN TECHNOLOGIES, INC.
(Company)

	By:	/s/ JOSEPH M. O’DONNELL

Joseph M. O’Donnell
Chairman of the Board,
President and Chief Executive Officer

Dated: March 13, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH M. O’DONNELL Joseph M. O’Donnell	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2006
/s/ GARY R. LARSEN Gary R. Larsen	Vice President — Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 13, 2006
/s/ EDWARD S. CROFT, III Edward S. Croft, III	Director	March 13, 2006
/s/ LAWRENCE J. MATTHEWS Lawrence J. Matthews	Director	March 13, 2006
/s/ STEPHEN A. OLLENDORFF Stephen A. Ollendorff	Director	March 13, 2006
/s/ PHILLIP A. O’REILLY Phillip A. O’Reilly	Director	March 13, 2006
/s/ BERT SAGER Bert Sager	Director	March 13, 2006
/s/ A. EUGENE SAPP, JR. A. Eugene Sapp, Jr.	Director	March 13, 2006
/s/ RONALD D. SCHMIDT Ronald D. Schmidt	Director	March 13, 2006
/s/ LEWIS SOLOMON Lewis Solomon	Director	March 13, 2006
/s/ JOHN M. STEEL John M. Steel	Director	March 13, 2006
/s/ MARC WEISMAN Marc Weisman	Director	March 13, 2006

INDEX TO EXHIBITS

Exhibit
No.	Description
10.2	Amendment to Third Amended and Restated Employment Agreement, dated as of March 10, 2006, by and between Artesyn Technologies, Inc. and Joseph M. O’Donnell.

10.19	Grant Agreement, dated December 5, 1997, by and among the Industrial Development Authority of Ireland, Power Products Ltd. and Computer Products, Inc.

10.23	Amendment No. 3 to Loan and Security Agreement and Consent, dated February 2, 2006, by and among Bank of America, NA, successor in interest to Fleet Capital Corporation, Artesyn Technologies, Inc. and certain of its subsidiaries.

10.24	2006 Executive Incentive Plan of Artesyn Technologies, Inc.

10.25	Description of the 2006 Executive Incentive Plan of Artesyn Technologies, Inc.

10.28*	English translation of Supply and Processing Agreement, dated December 28, 2002, by and between Zhong Shan Carton General Factory Limited Company, Zhong Shan Zhongjing Import and Export Limited Company and Artesyn Technologies Asia-Pacific Ltd.

21	List of subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Confidential treatment has been requested as to certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Exchange Act. Such portions have been omitted and filed separately with the SEC.