Form 10-K/A
period 2005-12-30
ARTESYN TECHNOLOGIES INC
filed 2006-04-03
CIK 23071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.01 par value

Common Stock Purchase Rights

(Title of each class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of the during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of July 1, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $324 million.

As of March 22, 2006, 44,476,423 shares of the Registrant’s Common Stock were outstanding.

EXPLANATORY NOTE

The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 30, 2005, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2006, to report the information required by the following items:

Item	Description
Item 10	Directors and Executive Officers of the Registrant

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters

Item 13	Certain Relationships and Related Transactions

Item 14	Principal Accounting Fees and Services

This Amendment No. 1 to our Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. We caution readers that a number of important factors, including those identified in Item 1A, “Risk Factors that May Affect Future Results,” to our Annual Report on Form 10- K for the fiscal year ended December 30, 2005, filed with the SEC on March 13, 2006, as well as factors discussed elsewhere in that report and in our other reports filed with the SEC, could affect our actual results and cause them to differ materially from those expressed in the forward-looking statements. Forward-looking statements typically use words or phrases such as “estimate,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “believes,” or words of similar import. Forward-looking statements included in this Amendment No. 1 to our Annual Report on Form 10-K are made only as of the date hereof, based on information available as of the date hereof, and subject to applicable law to the contrary, we assume no obligation to update any forward-looking statements.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification and Business Experience of Directors:

Name	Age*	Director of Artesyn Since
Edward S. Croft, III Since August 1996, Managing Director of Croft & Bender LLC, a private investment banking firm; from April 1996 to August 1996, President of Croft & Co., a financial advisory firm; for more than five years prior to April 1996, Managing Director of The Robinson-Humphrey Company, Inc., an investment banking firm.	63	1980

Lawrence J. Matthews For more than the past five years, a retired executive. From January 1999 to June 2000, Acting President and Chief Executive Officer of Veritec, Inc., a seller of microprocessor-based encoding and decoding systems products. Currently a director of Veritec, Inc. Before the merger of Artesyn and Zytec Corporation in 1997, Mr. Matthews was a director of Zytec.	77	1997

Joseph M. O’Donnell Chairman of the Board of the Directors since May 2003, Co-Chairman from December 1997 to May 2003 and Chairman from February 1997 to December 1997; since July 1994, Chief Executive Officer and President of Artesyn. Since May 2004, a member of the board of directors and corporate development sub-committee of Parametric Technology Corporation.	59	1994

Stephen A. Ollendorff Practicing attorney for more than the past five years; since February 1999, Of Counsel to Kirkpatrick & Lockhart Nicholson Graham LLP; for more than the past five years until March 2005, Chairman and Chief Executive Officer of Acorn Holding Corp.	67	1984

Phillip A. O’Reilly For more than the past five years, a retired executive.	79	1988

Bert Sager Practicing attorney for more than the past five years.	80	1968

A. Eugene Sapp, Jr. Presently, a retired executive. Presently and since December 2001, director of Sanmina-SCI Corporation. From December 2001 to December 2002, Co-Chairman and a director of Sanmina-SCI Corporation (the surviving corporation of the merger of SCI Systems, Inc. with a wholly-owned subsidiary of Sanmina Corporation); from July 1999 to July 2000, Chief Executive Officer of SCI Systems, Inc.; and from July 2000 until the merger with Sanmina in December 2001, Chairman and Chief Executive Officer of SCI Systems, Inc.	69	1997

Name	Age*	Director of Artesyn Since
Ronald D. Schmidt Presently, a retired executive. Co-Chairman of the Board of Directors of Artesyn from December 1997 until May 2003; from January 1984 to December 1997, an executive officer (including Chairman of the Board of Directors and Chief Executive Officer) and a director of Zytec.	69	1997

Lewis Solomon

Designated as the Lead Independent Director by the Board of Directors since January 2003. Presently, Chairman and Chief Executive Officer of SCC Company, a consulting company. From October 1999 to June 2004, Chief Executive Officer of Broadband Services, Inc., a provider of logistic and technical services to the cable television, DBS, fixed wireless and telecommunication industries; director of Anadigics, Inc., a manufacturer of gallium arsenide semiconductors; director of Terayon Communications, Inc., a manufacturer of cable and wireless modems; and director of Harmonic, Inc., a designer, manufacturer and marketer of digital and fiber optic systems.

	72	1995

John M. Steel Since July 2000, a retired executive; from December 1997 until July 2000, Vice President of Artesyn; from January 1984 to December 1997, executive officer and director of Zytec.	61	1997

Marc A. Weisman For more than the past five years, principal of Sagaponack Management Co., Inc., manager of private equity funds; since May 1997 Co-Chairman of the Board of Directors of UST Liquidating Corporation (f/k/a USTMAN Technologies, Inc.); director of Sourcecorp, Incorporated.	53	2005

*	Ages are as of March 31, 2006.

All directors (excluding Mr. Weisman) were elected at the 2005 Annual Meeting of Shareholders, held on June 2, 2005, to hold office until Artesyn’s Annual Meeting of Shareholders in 2006 and until their respective successors have been duly elected and qualified. Mr. Weisman was elected to the Board of Directors as of July 13, 2005 in connection with a Confidentiality, Standstill and Board Representation Agreement between Artesyn and JANA Partners LLC, dated as of July 7, 2005. Pursuant to that agreement, Artesyn agreed to increase the size of its Board of Directors by one seat and fill the newly created seat by electing a designee mutually agreed upon by Artesyn and JANA, which was Mr. Weisman. A copy of that agreement was attached as Exhibit 10.1 to Artesyn’s Current Report on Form 8-K, as filed with the SEC on July 13, 2005. The Board of Directors has determined that eight directors – Messrs. Croft, Matthews, O’Reilly, Sager, Sapp, Schmidt, Solomon and Steel – under The NASDAQ Stock Market’s independence criteria.

Identification and Business Experience of Executive Officers and Certain Significant Employees:

Name	Age*	Position(s) with Artesyn
Kenneth E. Blake	51	President – Marketing and Standard Products Group
Ewald Braith	42	President – Communications Infrastructure Group
Gary R. Larsen	42	Vice President – Finance, Chief Financial Officer and Secretary
Scott McCowan	54	President – Communications Products
Joseph M. O’Donnell	59	Chairman of the Board of Directors, President and Chief Executive Officer
William T. Rodger	46	President of Global Operations
Norman C. Wussow	60	President – Enterprise Computing Group

*	Ages are as of March 31, 2006.

Kenneth E. Blake has been President – Marketing and Standard Products Group since August 2000. From February 1999 through August 2000, Mr. Blake was Vice President – Sales and Marketing for Arcom, Inc., a provider of design and installation services for network systems.

Ewald Braith has been President – Communications Infrastructure Group since January 2002. From January 2000 through December 2001, Mr. Braith served as Vice President – Engineering for Artesyn’s Global Wireless and Communications Infrastructure divisions.

Gary R. Larsen has been Chief Financial Officer, Vice President – Finance and Secretary since October 2005. Mr. Larsen had been serving as Artesyn’s Interim Chief Financial Officer and Vice President – Finance since May 2005. Prior to that, Mr. Larsen was Artesyn’s Corporate Controller since May of 1999.

Scott McCowan has been President – Communications Products since February 2004. From 1998 to February 2004, Mr. McCowan served as Vice President – Sales and Support for Communications Products.

Joseph M. O’Donnell has been Chairman of the Board of Directors since February 1997 and Co-Chairman of the Board of Directors following the merger of Zytec into Artesyn. He was again appointed Chairman in May 2003. Mr. O’Donnell has served as President and Chief Executive Officer of Artesyn since July 1994.

William T. Rodger has been President of Global Operations since August 2005. From 2001 to August, 2005, Mr. Rodger served as Vice President – Global Supply Chain for Communications Products.

Norman C. Wussow has been President – Enterprise Computing Group since June 2001. From June 1999 through June 2001, Mr. Wussow served as President of Artesyn’s North America – Commercial division.

Identification of Audit Committee and the Audit Committee Financial Expert

The Audit Committee of our Board of Directors is composed of Messrs. Sapp (Chairman), Croft, Matthews and Sager. The Board of Directors has determined that each of the Audit Committee members meets the current independence and experience requirements of The NASDAQ Stock Market and the applicable rules and regulations of the SEC. The Board of Directors has also determined that Mr. Sapp satisfies the requirements of an “audit committee financial expert” by virtue of his experience actively supervising a principal financial officer while serving as the chief executive officer of SCI Systems, Inc., and, further, has determined that he is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Artesyn’s directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such persons are required by regulations of the SEC to furnish Artesyn with copies of all such filings. Based solely on our review of copies of such filings received with respect to the fiscal year ended December 30, 2005 and written representations from certain persons, we believe that all such persons complied with all Section 16(a) filing requirements on a timely basis in the fiscal year ended December 30, 2005, with the following exception due to clerical oversight: one Form 4 required to be filed by Mr. Matthews with respect to two transactions in Artesyn’s Common Stock.

Code of Business Conduct and Ethics

We have adopted the “Artesyn Technologies, Inc. Code of Business Conduct and Ethics,” a code of ethics that applies to all of Artesyn’s directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, Treasurer, Corporate Controller and other finance organization employees. The Code of Business Conduct and Ethics is publicly available at the Investor Relations/Corporate Governance section of our website (www.artesyn.com). Any substantive amendments to the Code of Business Conduct and Ethics or grant of any waiver from a provision of the Code of Business Conduct and Ethics to the Chief Executive Officer, the Chief Financial Officer, the Treasurer or the Corporate Controller will be disclosed on our website (www.artesyn.com) or in a current report filed with the SEC on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth compensation earned for the fiscal years ended December 30, 2005 (“fiscal year 2005”), December 31, 2004 (“fiscal year 2004”) and December 26, 2003 (“fiscal year 2003”) by the Chief Executive Officer and the other four most highly compensated executive officers of Artesyn serving in such capacity at the end of fiscal year 2005 (the “Named Executive Officers”).

Summary Compensation Table

Name		Annual Compensation					Long-Term Compensation
Name and Position(s)	Fiscal Year	Salary ($)	Bonus ($)(1)		Other Annual Compensation ($)(2)		Restricted Stock Awards ($)(3)	Securities Underlying Options (4)	All Other Compensation ($)
Joseph M. O’Donnell Chairman, Chief Executive Officer and President	2005 2004 2003	580,000 570,769 560,000	40,950 784,120 550,368		-0- -0- -0-		278,890 -0- -0-	37,500 160,000 175,000	35,942 35,741 33,500	(5) (5) (5)

Gary R. Larsen Vice President-Finance, Chief Financial Officer and Secretary	2005 2004 2003	152,962 142,693 140,000	82,631 64,680 45,787	(11)	-0- -0- -0-		112,765 -0- -0-	-0- 5,000 5,000	15,980 5,145 4,227	(6) (6) (6)

Kenneth E. Blake President-Marketing and Standard Products Group	2005 2004 2003	257,212 254,808 250,000	10,828 211,544 136,620		-0- -0- -0-		111,890 -0- -0-	-0- 40,000 40,000	15,957 16,173 13,515	(7) (7) (7)

Norman C. Wussow President-Enterprise Computing Group	2005 2004 2003	235,750 234,423 230,000	9,962 194,620 137,908		-0- -0- -0-		83,500 -0- -0-	-0- 30,000 30,000	17,471 16,736 14,502	(8) (8) (8)

William Rodger President – Global Operations	2005 2004 2003	187,500 178,366 171,539	8,250 80,850 57,234		-0- 67,119 -0-	(10)	111,890 -0- -0-	-0- 12,000 10,000	7,545 -0- -0-	(9)

(1)	Represents annual amounts awarded to the Named Executive Officers under Artesyn’s Executive Incentive Plan. Artesyn’s Compensation and Stock Option Committee (the “Compensation Committee”) set plan goals for fiscal years 2004 and 2005 designed to reward Artesyn’s performance in key metrics – EBITDA, revenue and cash generation – as compared to fiscal year 2003 and 2004, respectively, and as compared to certain other “peer group” companies. Based on Artesyn’s results of operations in 2004, bonuses were paid to 56 plan participants for the achievement of five of the six plan targets. Based on Artesyn’s results of operations in 2005, bonuses were paid to 53 plan participants for the achievement of one of the four plan targets. See “Compensation and Stock Option Committee Report on Executive Compensation.”

(2)	Includes only those perquisites that are, in the aggregate, greater than or equal to the lesser of $50,000 or 10% of annual salary and bonus.
(3)	The value indicated is based on the number of shares awarded and the stock price on the issuance date.
(4)	Represents options awarded under Artesyn’s stock option plans.
(5)	Includes insurance premiums paid by Artesyn in the amounts of $20,000, $20,000, and $20,000 with respect to two life insurance policies for the benefit of Mr. O’Donnell, including a whole-life policy and a hybrid policy in fiscal years 2005, 2004, and 2003, respectively. Also includes $7,500, $7,500 and $7,500 in premiums paid by Artesyn with respect to health insurance for the benefit of Mr. O’Donnell and contributions of $8,442, $8,241, and $6,000 to Artesyn’s 401(k) plan in fiscal years 2005, 2004, and 2003, respectively.
(6)	Includes contributions in the amounts of $8,442, $5,145 and $4,227 to Artesyn’s 401(k) plan for the benefit of Mr. Larsen and insurance premiums in the amounts of $7,538, $0, and $0 paid by Artesyn with respect to term life insurance and health insurance for the benefit of Mr. Larsen in fiscal years 2005, 2004, and 2003, respectively.
(7)	Includes contributions in the amount of $8,442, $8,241, and $6,000 to Artesyn’s 401(k) plan for the benefit of Mr. Blake in the 2005, 2004, and 2003 fiscal years, and insurance premiums in the amounts of $7,515, $7,932, and $7,515 paid by Artesyn with respect to term life insurance and health insurance for the benefit of Mr. Blake in fiscal years 2005, 2004 and 2003, respectively.
(8)	Includes contributions in the amounts of $8,442, $8,241, and $6,000 to Artesyn’s 401(k) plan for the benefit of Mr. Wussow and insurance premiums in the amounts of $9,029, $8,495, and $8,502 paid by Artesyn with respect to term life insurance and health insurance for the benefit of Mr. Wussow in fiscal years 2005, 2004 and 2003, respectively.
(9)	Includes insurance premiums in the amounts of $7,545 paid by Artesyn with respect to term life insurance and health insurance for the benefit of Mr. Rodger in fiscal year 2005.
(10)	Represents relocation expenses reimbursed by Artesyn to Mr. Rodger.
(11)	In addition to amounts awarded under Artesyn’s Executive Incentive Plan, includes an additional bonus for Mr. Larsen’s service as Interim Chief Financial Officer before being appointed Chief Financial Officer, Vice President – Finance and Secretary.

The following table sets forth certain information concerning stock options granted to the Named Executive Officers in fiscal year 2005.

Stock Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year (%)(1)	Exercise Price Per Share ($)	Expiration Date of Options	Grant Date Present Value ($)(2)
Joseph M. O’Donnell	37,500	63.3	8.35	06/02/2010	153,281
Gary R. Larsen	-0-	-0-	N/A	N/A	N/A
Kenneth E. Blake	-0-	-0-	N/A	N/A	N/A
Norman C. Wussow	-0-	-0-	N/A	N/A	N/A
William Rodger	-0-	-0-	N/A	N/A	N/A

(1)	Represents the percentage of options granted to all employees of Artesyn in fiscal year 2005.
(2)	Based upon the Black-Scholes option-pricing model adopted for use in valuing executive stock options. The actual value, if any, a Named Executive Officer may realize will depend upon the excess of the market price of Artesyn’s Common Stock over the exercise price on the date the option is exercised. Based on the $11.00 price per share of our Common Stock to be paid in connection with our proposed merger with a subsidiary of Emerson Electric Co. (“Emerson”) and the terms of the merger agreement with Emerson, these options will be cancelled in exchange for $99,375 if the merger is completed. The estimated values under the Black-Scholes option-pricing model are based upon certain assumptions, which we believe are reasonable in the event our proposed merger with a subsidiary of Emerson is not completed, such as a risk-free rate of return of 3.8%, stock price volatility of 65%, future dividend yield of 0% and expected life of 3.5 years. The values do not take into account certain features of our stock plans, which may affect such values, such as conditions of exercisability and non-transferability.

Options Exercised in Last Fiscal Year and Fiscal Year-End Option Values Table

The following table sets forth certain information with respect to stock options exercised by the Named Executive Officers in fiscal year 2005 and certain information with respect to exercisable and non-exercisable stock options held on December 30, 2005 by the Named Executive Officers. The table also includes the value of “in-the-money” stock options, which represents the spread between the exercise price of the existing stock options and the year-end trading price of Artesyn Common Stock.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options Held on December 30, 2005		Value of In-The-Money Options Held on December 30, 2005 (1)($)
			Exercisable	Not Exercisable	Exercisable	Not Exercisable
Joseph M. O’Donnell	6,900	13,899	436,250	333,750	1,983,973	844,923
Gary R. Larsen	—	—	27,500	7,500	107,000	21,425
Kenneth E. Blake	10,000	39,300	90,000	60,000	444,150	171,400
Norman C. Wussow	—	—	95,000	45,000	476,800	128,550
William Rodger	—	—	55,000	17,000	235,038	48,090

(1)	Based on the $10.30 closing price of our Common Stock on December 30, 2005.

Compensation of Directors

Directors who are not also employees of Artesyn (“Outside Directors”) receive an annual fee of $36,000 plus $2,000 per day for each Board of Directors meeting attended, $1,000 for each telephonic Board of Directors meeting attended, $1,000 per day for each committee meeting attended and $750 per day for each telephonic committee meeting attended. In addition, the Chairman of the Audit Committee receives an additional annual fee of $15,000, and the chairmen of the Compensation and Stock Option Committee and the Nominating and Corporate Governance Committee each receive an additional annual fee of $10,000. We have traditionally had four standing committees – Audit, Compensation and Stock Option, Nominating and Corporate Governance and Executive – and we formed the Strategic Planning Committee in 2005 in connection with our evaluating strategic alternatives for Artesyn. In July 2005, we also agreed to pay one of our directors, Lewis Solomon, an additional fee of $10,000 per month in connection with his role as Chairman of the Strategic Planning Committee and related services that required a significant amount of Mr. Solomon’s time. Such payments were made to Mr. Solomon through December 2005.

Outside Directors are also entitled to participate in the Outside Directors’ Stock Option Plan. Pursuant to the terms of that plan, each time an Outside Director is elected or re-elected by our shareholders at an annual meeting to serve as a member of the Board of Directors, he or she is granted options to purchase 10,000 shares of Common Stock, exercisable for a period of ten years with an exercise price per share equal to the fair market value of a share of Common Stock on the date of the option grant. Each Outside Director must qualify for the grant by owning on the date of the option grant or on the date of a prior grant under the plan (provided the director continues to hold at least the number of shares held on the date of the prior grant) an amount of Common Stock with a market value equal to three times the fees received by such director from Artesyn in the prior year or, if the director is newly elected, three times the average directors’ compensation in the prior year.

Additionally, an Outside Director who had served as a director prior to August 15, 1996, and serves as a director for five or more years, is entitled to receive certain annual benefits under Artesyn’s Outside Directors’ Retirement Plan. The annual benefits commence on the later of such Outside Director’s retirement from the Board of Directors or attainment of age 70 and continue during a director’s life for a number of years equal to the number of years the Outside Director served on the Board of Directors. Retirement benefits are paid in a lump-sum if a participating director’s service on the Board of Directors is terminated for any reason within twenty-four months of a change of control of Artesyn (or within twenty-four months prior to a change of control of Artesyn in relation to a threatened or actual proxy contest), other than the director’s voluntary resignation that is not at the request of or otherwise initiated by Artesyn, its successors or shareholders. Effective January 1, 2000, the base amount of the retirement benefit was fixed at $24,000 per year, subject to adjustment until each Outside Director’s particular retirement date pursuant to a cost of living index. As adjusted, the retirement benefit would currently be approximately $29,000 per year. Once a director has begun to receive the benefits as so adjusted, no further adjustments will be made for the remainder of the period of time such Outside Director receives the benefit.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

We have entered into a number of employment and retention/severance agreements with our executive officers pursuant to which those officers would be entitled to receive severance benefits if the officer’s employment with Artesyn is terminated after, and in some cases before, a change in control of Artesyn, including our proposed merger with Emerson.

On January 1, 2000, we entered into an employment agreement with Joseph M. O’Donnell, the Chairman of our Board of Directors and our President and Chief Executive Officer (which has since been amended and restated a number of times, most recently on March 10, 2006). Under the terms of this agreement, Mr. O’Donnell receives a base salary of $600,000 per year, which amount is subject to adjustment. In addition, the agreement provides that Mr. O’Donnell is eligible to receive an incentive payment each year of up to a maximum of 182% of his base salary for such year. Mr. O’Donnell is also eligible for stock option grants and other equity-based compensation in the discretion of the Compensation and Stock Option Committee pursuant to Artesyn’s performance equity plans, then in effect. Mr. O’Donnell is also entitled to reimbursement of certain health, disability and life insurance benefits. Artesyn also has agreed to cause Mr. O’Donnell to be nominated as a director of Artesyn throughout the term of his employment. The employment agreement expires on December 31, 2006, but is renewable each successive year thereafter for an additional one-year term unless either party provides written notice of termination.

The terms of Mr. O’Donnell’s employment agreement provide for severance payments if Mr. O’Donnell’s employment is terminated under specified circumstances. If Mr. O’Donnell’s employment is terminated after a change of control (which would include completion of the pending merger with Emerson) the amount of Mr. O’Donnell’s severance benefits are increased. Under the terms of the employment agreement, if we terminate Mr. O’Donnell’s employment without “cause” (as defined in the employment agreement), if we fail to renew his employment term before he turns 65, or if Mr. O’Donnell terminates his employment for “substantial breach” (as defined in the employment agreement and which includes a material breach by Artesyn of the terms of the employment agreement, the assignment to Mr. O’Donnell of positions or duties materially inconsistent with the provisions of the employment agreement, a material diminution of Mr. O’Donnell’s position, authority, responsibilities or benefits to which he is entitled under the employment agreement, any reduction in compensation provided for in the employment agreement, the relocation of corporate headquarters more than 50 miles from the present location, or our Common Stock no longer being publicly traded on the Nasdaq Stock Market or a national stock exchange), Mr. O’Donnell will be entitled to receive a lump sum amount equal to the sum of (i) two times (three times if after a change of control) his annual base salary and maximum incentive payment (182% of his base salary), (ii) the costs and expenses of outplacement services that Mr. O’Donnell reasonably incurs (not to exceed $45,000) and (iii) continuing employee benefits for a period of two years or, if after a change in control, the value of such employee benefits if they were continued for a period of three years from the date of his termination. Accordingly, because our Common Stock will no longer be publicly traded after the completion of the merger with Emerson, Mr. O’Donnell will be entitled to terminate his employment after completion of the merger and be entitled to receive the severance benefits described above. Mr. O’Donnell’s employment agreement also contains a tax gross-up provision whereby if Mr. O’Donnell incurs any excise tax by reason of his receipt of any payment that constitutes an excess parachute payment, as defined in Section 280G of the Code, Mr. O’Donnell will receive a gross-up payment in an amount such that after payment by him of all taxes, including income taxes and the excise tax imposed on the gross-up payment, he receives an amount equal to the excise tax imposed on the gross-up payment. The employment agreement also contains certain restrictive covenants, including an agreement not to disclose confidential information of Artesyn at any time and covenants not to compete with Artesyn and not to solicit Artesyn’s customers or recruit Artesyn’s employees during the employment term and for a period of 12 months following termination of his employment, although the covenant not to compete does not apply after a change of control. In the event that his employment is terminated as described above after the merger with Emerson is completed, the terms of Mr. O’Donnell’s employment agreement entitle him to a cash severance payment of approximately $5,121,000 (assuming the maximum amount allowable under the agreement for the costs of outplacement services ($45,000) but excluding the value of benefits as described above). In addition, Mr. O’Donnell’s tax gross-up payment would be approximately $2,500,000.

We have severance agreements with Kenneth E. Blake, our President of Marketing and Standard Products, and Scott L. McCowan, our President of Communications Products, that provide for severance benefits following termination of their employment under specified circumstances. The amount of severance benefits payable to Messrs. Blake and McCowan under their respective severance agreements varies depending upon whether termination occurs within or more than one year after a change in control (which would include completion of the merger with Emerson). Under each agreement, if within one year after completion of the merger the executive’s employment is terminated by us without “cause” (as defined in the severance agreements) or by the executive for “good reason” (which includes a material breach by Artesyn of the terms of the severance agreement, the assignment to the executive of positions or duties materially inconsistent with the executive’s positions and duties at the effective time of the severance agreement, a material diminution of the executive’s position, authority, responsibilities or benefits to which he is entitled at the effective time of the severance agreement, a relocation more than 50 miles from the executive’s workplace, a material reduction of the executive’s base salary or target award opportunity under our incentive bonus program or our Common Stock no longer being publicly traded on the Nasdaq Stock Market or a national stock exchange), the executive will be entitled to receive a lump sum amount equal to the sum of (i) two times (one times if terminated more than one year after the completion of the merger) the executive’s annual base salary and pro rata bonus and (ii) any accrued benefits (which include the amount of any unpaid portion of the executive’s base salary, any bonus or other cash compensation, or any vacation pay or other cash entitlements earned by the executive through the date of termination). Accordingly, because our Common Stock will no longer be publicly traded after the completion of the merger with Emerson, each of Messrs. Blake and McCowan will be entitled to terminate his employment after completion of the merger and be entitled to receive the severance benefits described above. In addition, to the extent allowable under law, COBRA limits and the provisions of the applicable plan, the severance agreements entitle Messrs. Blake and McCowan to continue to receive for a period of 12 months following termination, all benefits and service credits for benefits under medical insurance and other employee welfare benefit plans to which each executive was entitled at the time of termination as if he were still employed at Artesyn. As a condition to receiving any payments or benefits under his severance agreement, each of Messrs. Blake and McCowan must execute a release of claims in respect of their employment with us. Their severance agreements also contain certain restrictive covenants that continue to bind Messrs. Blake and McCowan if terminated after the completion of the merger, including an agreement not to disclose confidential information of Artesyn at any time and covenants not to compete with Artesyn (which is inapplicable if termination occurs within one year after the completion of the merger) and not to solicit Artesyn’s customers or recruit Artesyn’s employees during the employment term and for a period of 12 months following termination of the executive’s employment.

The following table shows the amount of cash severance payable to Messrs. Blake and McCowan if terminated as described above (a) within one year after the effective time of the merger with Emerson and (b) more than one year after the effective time of the merger. Each calculation includes the executive’s pro rata bonus for the year of termination, based on assumed termination dates of June 30, 2006 if terminated within one year after the merger and June 30, 2007 if terminated more than one year after completion of the merger and assuming that the target bonus opportunities for 2007 will be the same as those for 2006.

	Amount of Cash Severance Payment If Terminated Within One Year After Merger*	Amount of Cash Severance Payment If Terminated More Than One Year After Merger*
Executive Officer:
Kenneth E. Blake	$669,375	$334,688
Scott L. McCowan	481,950	240,975

Total	$1,151,325	$575,663

*	Excludes the value of (a) accrued benefits and (b) continued health and other benefits described above. Estimates are subject to change based on the date of completion of the merger or date of the termination of the executive officer.

We have also entered into severance agreements with other of our key employees including the following executive officers: Ewald Braith, President of Communications Infrastructure, Gary R. Larsen, Chief Financial Officer and Vice President of Finance, Norman C. Wussow, President of Enterprise Computing, and William T. Rodger, President of Global Operations. Under each of these severance agreements, if, within two years after the completion of the merger with Emerson or any other change of control, the executive’s employment is terminated by us without “cause” (as defined in the severance agreement) or by the executive for “good reason” (which includes the assignment to the executive of positions or duties materially inconsistent with the executive’s positions and duties at the consummation of the merger, a material diminution of the executive’s position, authority, responsibilities or benefits to which he is entitled at the consummation of the merger, a relocation more than 50 miles from the executive’s workplace or a material reduction of the executive’s base salary or target award opportunity under our incentive bonus program), the executive will be entitled to receive a lump sum amount equal to the sum of (i) two times the executive’s annual base salary and (ii) accrued benefits (which include the amount of any unpaid portion of the executive’s base salary, any bonus or other cash compensation, or any vacation pay or other cash entitlements earned by the executive officer through the date of termination). As a condition to receiving any payments or benefits under the severance agreements, the executive must execute a release of claims in respect of his employment with us. The severance agreements contain certain restrictive covenants that continue to bind the executives if they terminated after the completion of the merger, including an agreement not to disclose confidential information of Artesyn at any time and covenants not to solicit Artesyn’s customers or recruit Artesyn’s employees during the employment term and for a period of 12 months following the termination of the executive’s employment.

The following table shows the amount of cash severance payable to Messrs. Braith, Larsen, Wussow and Rodger, if terminated as described above within two years of the completion of a change of control of Artesyn, including the merger with Emerson.

	Amount of Cash Severance Payment*
Current Executive Officers:
Ewald Braith	$356,537	**
Gary R. Larsen	370,000
William T. Rodger	400,000
Norman C. Wussow	483,000

Total	$1,609,537

*	Excludes the value of accrued benefits described above.
**	Subject to change based on the euro to dollar exchange rate in effect at the time of termination.

Compensation Committee Interlocks and Insider Participation

The Compensation and Stock Option Committee consists of Messrs. O’Reilly (Chairman), Solomon and Steel, all of whom the Board of Directors has determined meet the independence requirements of The NASDAQ Stock Market. None of the Compensation Committee members are, or were ever, executive officers or employees of Artesyn or any of its subsidiaries (other than Mr. Steel, who was an executive officer of Artesyn until July 2000) or had any relationship requiring disclosure by Artesyn under any paragraph of Item 404 of Regulation S-K as promulgated by the SEC. During the last fiscal year, none of the executive officers of Artesyn served on the board of directors or on the compensation committee of any other entity, any of whose executive officers served on our Board of Directors.

COMPENSATION AND STOCK OPTION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation and Stock Option Committee (the “Compensation Committee”) is responsible for establishing the overall philosophy and strategy of Artesyn’s executive compensation program and overseeing the executive compensation plans developed to execute Artesyn’s compensation strategy.

Artesyn’s Executive Compensation Strategy

Artesyn’s executive compensation program has been designed to promote shareholder interests and to:

•	Link key executives’ compensation to Artesyn’s strategic business objectives;

•	Promote human resources’ goals to attract, hire and retain quality talent;

•	Reward teamwork and individual performance for achieving annual business results;

•	Balance short- and long-term considerations through compensation for achievement of annual goals that are consistent with long-term objectives; and

•	Provide motivation to key executives to excel by offering competitive incentive and total compensation.

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), imposes limits on deductibility for certain non-approved compensation to certain executives exceeding $1 million per year. Although Artesyn considers the impact of this rule when developing and implementing executive compensation programs, Artesyn believes that it is important to preserve flexibility in designing compensation programs. Accordingly, it is Artesyn’s intention in most cases to ensure that compensation paid to its executives is tax deductible under section 162(m) of the Code. However, Artesyn has not adopted a formal policy that all compensation must qualify and exceptions may occur.

Artesyn’s executive compensation program includes two principal elements: annual cash compensation and long-term awards. In order to assess cash compensation and long-term awards, Artesyn uses survey data of comparable companies in its own and similar industries with comparable revenue levels. This evaluation also considers competitive data of Artesyn’s selected peer group included in the Stock Performance Graph set forth below. Annual cash compensation included both base salaries and annual incentive awards pursuant to Artesyn’s Executive Incentive Plan. Executives’ base salaries are evaluated each year based upon an assessment of market data of comparable companies and Artesyn’s financial results. Subject to the terms of any employment agreement, executives are eligible for adjustments in base salary based upon an assessment of individual performance and changes in principal job duties and responsibilities. The Compensation Committee awarded base salary increases in fiscal year to certain Named Executive Officers as listed in the Summary Compensation Table. Annual incentive awards for executives are determined under Artesyn’s Executive Incentive Plan. Each executive participating in the plan has a targeted incentive award based on competitive practice that represents a stated percentage of the executive’s base salary. The performance of executives is evaluated based upon the achievement of corporate financial targets that vary each year depending upon the Compensation Committee’s assessment of Artesyn’s goals for that year as well as each financial goal’s relative importance to Artesyn. The aggregate amount of bonuses that may be paid pursuant to the Executive Incentive Plan is typically subject to a cap representing a percentage of net income, earnings and/or revenue. The financial targets for fiscal year 2005 were developed during Artesyn’s annual planning process at the beginning of the year. There were four performance criteria for the 2005 Executive Incentive Plan, incorporating both internal and external performance measurements. For internal performance, the Executive Incentive Plan incorporated three financial criteria — revenue growth, earnings before interest, taxes, depreciation and amortization (“EBITDA”) improvement, and cash improvement, as compared to fiscal year 2004. For external performance, the Compensation Committee set one performance criterion that measured Artesyn’s revenue growth over 2004 relative to a peer group of selected competitors. Each goal was independently measured and evaluated. Further, the Compensation Committee placed a specific limit on the maximum aggregate incentive payments under the plan. The Compensation Committee strongly believes this capped, improvement-based plan provides appropriate incentive to plan participants while protecting the interests of shareholders.

Based upon the Compensation Committee’s review of Artesyn’s performance following the conclusion of the 2005 fiscal year, the Compensation Committee determined that one of the four financial targets was met – cash improvement, as compared to fiscal year 2004. As a result, the incentive payments reflected in the Summary Compensation Table reflect only the objective that was achieved. Based on the formula employed by the Compensation Committee, the incentive payments to 53 plan participants for 2005 totaled approximately $212,000. Bonus payments were made to each plan participant in early 2006.

Long-term incentive compensation has historically been in the form of stock option grants under Artesyn’s 2000 Performance Equity Plan (the “2000 Plan”) and 1990 Performance Equity Plan. The 2000 Plan permits Artesyn to grant non-qualified stock options to executives as well as other employees of

Artesyn at an exercise price no less than the fair market value of the Common Stock on the date of grant. In 2004, we amended the 2000 Plan to allow grants of other types of equity incentive compensation, such as restricted stock and stock appreciation rights. In 2005, the Compensation Committee determined to award primarily restricted stock, although it still awards some number of stock options per year. To encourage Artesyn’s executives to purchase and hold shares of Artesyn’s Common Stock independent of stock option or restricted stock grants, the Compensation Committee has adopted a policy pursuant to which it has indicated that it may, in its discretion, award stock options to executives based on the executive’s purchases of Common Stock above certain amounts. Restricted stock awards typically vest over a three year period and stock options typically vest based on stock price appreciation and time. The term of stock option grants is 60 months from the date of grant and is exercisable as follows: (i) 50% vesting any time after the second anniversary of the date of grant if the closing price of a share of Common Stock equals or exceeds 115% of the exercise price per share for any 20 of 30 consecutive trading days after the date of such grant, (ii) 100% vesting any time after the third anniversary if the closing price of a share of Common Stock equals or exceeds 130% of the exercise price per share for any 20 of 30 consecutive trading days after the date of such grant and (iii) to the extent not previously exercisable, 100% after 58 months from the date of grant. Each year the Compensation Committee reviews and approves annual salaries, annual incentive awards, grants of long-term incentives and the performance targets and criteria established for both the annual and long-term incentive plans. In addition, the Compensation Committee reviews the performance of Artesyn and exercises the final authority in approving the payout of executive incentive awards. The Compensation Committee also regularly engages executive compensation consultants and uses compensation data for comparable companies to support its decisions.

Determination of Compensation for the Chief Executive Officer

Mr. O’Donnell’s base salary is $600,000 per year. Mr. O’Donnell participates with Artesyn’s other key employees in the Executive Incentive Program that is described above. For fiscal year 2005, based on Artesyn’s financial results and performance relative to its selected peer companies, Artesyn’s executives, including Mr. O’Donnell, earned incentive bonuses for achieving one out of four possible financial targets. Mr. O’Donnell’s total earned bonus under the Executive Incentive Plan for fiscal year 2005 was $40,950. With respect to long-term incentive compensation in 2005, Artesyn granted Mr. O’Donnell non-qualified stock options to purchase 37,500 shares of Common Stock under the 2000 Plan, at an exercise price of $8.35 per share, and 33,400 shares of restricted Common Stock. The terms of the stock option grants are 60 months from the date of grant and are exercisable under the terms described above in “Compensation of Executive Officers.” The shares of restricted stock vest annually over a three year period.

COMPENSATION AND STOCK OPTION COMMITTEE:
Phillip A. O’Reilly, Chairman
Lewis Solomon
John M. Steel

Performance Graph

The graph below compares the cumulative total shareholder return (assuming reinvestment of dividends) on Artesyn’s Common Stock, over the most recent five-year period up to and including December 30, 2005 with the cumulative total return of companies on the Russell 2000 Index and the S&P SmallCap Electrical Components and Equipment Index (the “Electrical Components and Equipment Index”), a published line-of-business index. In light of Artesyn’s continuing focus on its power conversion business, the Electrical Components and Equipment Index, which includes Artesyn’s Common Stock in its constituency, was selected because Artesyn believes this index provides a meaningful comparison to its performance.

	Dec. 2000	Dec. 2001	Dec. 2002	Dec. 2003	Dec. 2004	Dec. 2005
Artesyn Technologies, Inc.	$100	$59	$24	$54	$71	$65
Russell 2000	$100	$101	$79	$115	$135	$139
S&P SmallCap 600 Electrical Components & Equipment Index	$100	$82	$64	$77	$102	$113

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

During 2005, we began awarding primarily restricted shares of Common Stock to employees pursuant to our 2000 Performance Equity Plan. As of December 30, 2005, approximately 279,000 restricted shares were issued and outstanding. Additionally, the following table sets forth information regarding stock options granted under equity compensation plans as of December 30, 2005:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Plan Category

Equity compensation plans not approved by shareholders	—	—	—
Equity compensation plans approved by shareholders	4,897,000	$8.99	1,796,000	(1)

(1)	Under the terms of our 2000 Performance Equity Plan, we reserved 4,400,000 shares of Common Stock for issuance. Additionally, options under our 1990 Performance Equity Plan that expire or terminate unexercised after the adoption of the 2000 Performance Equity Plan, options under the 2000 Performance Equity Plan that expire or terminate unexercised and forfeited shares of restricted stock, are available for new grants pursuant to the terms of the 2000 Performance Equity Plan.

The following table sets forth certain information, as of the close of business on March 22, 2006, with respect to the beneficial ownership of our Common Stock by the following:

•	any person or “group” (as defined in Section 13(d)(3) of the Exchange Act) who is known by us to be the beneficial owner of more than 5% of our Common Stock;

•	each of our directors;

•	our Chief Executive Officer and the next four most highly compensated current executive officers of Artesyn in 2005, or Named Executive Officers; and

•	all of our directors and executive officers as a group.

As of March 22, 2006, 44,476,423 shares of our Common Stock were outstanding and the ownership percentages reflected in the table below are based on the number of shares outstanding as of such date. For the purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Class
JANA Partners LLC(2)	4,361,065	9.81%
The Copper Beech Group(3)	3,396,033	7.64%
The North Run Group(4)	3,252,125	7.31%
The GAMCO Group(5)	2,239,090	5.03%
Joseph M. O’Donnell*†(6)	853,328	1.90%
Lawrence J. Matthews*(7)	823,253	1.85%
Ronald D. Schmidt*(8)	449,669	1.01%
John M. Steel*(9)	388,665	*	*
Bert Sager*(10)	276,267	*	*
Phillip A. O’Reilly*(11)	201,721	*	*
Norman C. Wussow†(12)	121,191	*	*
Stephen A. Ollendorff*(13)	112,100	*	*
Lewis Solomon*(14)	101,000	*	*
Edward S. Croft, III*(15)	94,481	*	*
Kenneth E. Blake†(16)	93,214	*	*
A. Eugene Sapp, Jr.*(17)	90,500	*	*
William T. Rodger†(18)	55,703	*	*
Gary R. Larsen†(19)	35,386	*	*
Marc A. Weisman*	—	—
All directors and executive officers as a group (17 persons)(20)	3,831,583	8.33%
Emerson Electric Co.(21)	7,763,801	16.97%

†	Named Executive Officer.
*	director of Artesyn.
**	Less than 1%.
(1)	Unless otherwise noted, the business address for each beneficial owner is c/o Artesyn Technologies, Inc., at 7900 Glades Road, Suite 500, Boca Raton, Florida 33434-4105.
(2)	As reported on an amended Schedule 13D filed with the SEC on February 3, 2006 by JANA Partners LLP: JANA Partners LLP, a Delaware limited liability company with an office at 201 Post Street, Suite 1000, San Francisco, California 94108-5081, may be deemed to beneficially own 4,361,065 shares of Artesyn Common Stock and to have sole power to vote or direct the voting of 4,361,065 shares of Artesyn Common Stock and sole power to dispose or direct the disposition of 4,361,065 shares of Artesyn Common Stock.
(3)	As reported on an amended Schedule 13G filed with the SEC on February 14, 2006 by Copper Beech Capital Advisors LLC (“Advisors”), Copper Beech Capital Management, Inc. (“Management”) and Frank R. DeSantis (collectively, “The Copper Beech Group”): Advisors, a Delaware limited liability company, is deemed to be the beneficial owner of 1,652,614 shares of Artesyn Common Stock and has sole power to vote or direct the voting of zero shares of Artesyn Common Stock, shared power to vote or to direct the vote of 1,652,614 shares of Artesyn Common Stock, sole power to dispose or direct the disposition of zero shares of Artesyn Common Stock and shared power to dispose or to direct the disposition of 1,652,614 shares of Artesyn Common Stock.

Management is deemed to be the beneficial owner of 1,743,419 shares of Artesyn Common Stock and has sole power to vote or direct the voting of zero shares of Artesyn Common Stock, shared power to vote or to direct the vote of 1,743,419 shares of Artesyn Common Stock, sole power to dispose or direct the disposition of zero shares of Artesyn Common Stock and shared power to dispose or to direct the disposition of 1,743,419 shares of Artesyn Common Stock. Mr. DeSantis, an individual and citizen of the United States, is a Managing Member of Advisors and President of Management. Mr. DeSantis is deemed to be the beneficial owner of 3,396,033 shares of Artesyn Common Stock and has sole power to vote or direct the voting of zero shares of Artesyn Common Stock, shared power to vote or direct the voting of 3,396,033 shares of Artesyn Common Stock, sole power to dispose or direct the disposition of zero shares of Artesyn Common Stock and shared power to dispose or direct the disposition of 3,396,033 shares of Artesyn Common Stock. The address for The Copper Beech Group is 535 Madison Avenue, 6th Floor, New York, New York 10022.

(4)	As reported on an amended Schedule 13G filed with the SEC on February 14, 2006 by North Run Advisors, LP (“North Run”), North Run GP, LP (the “GP”), North Run Capital, LP (the “Investment Manager”), Todd B. Hammer and Thomas B. Ellis (collectively, “The North Run Group”): North Run, a Delaware limited liability company, the GP, a Delaware limited partnership, the Investment Manager, a Delaware limited partnership, Todd B. Hammer, an individual and citizen of the United States, and Thomas B. Ellis, an individual and citizen of the United States, may be deemed the beneficial owners of 3,252,125 shares of Artesyn Common Stock. Each has the sole power to vote and dispose of 3,252,125 shares of Artesyn Common Stock. Todd B. Hammer and Thomas B. Ellis are the principals of North Run, the GP and the Investment Manager. North Run is the general partner for both the GP and the Investment Manager. The GP is the general partner of North Run Capital Partners, LP, a Delaware limited partnership (the “Fund”), North Run Qualified Partners, LP, a Delaware limited partnership (the “QP Fund”), and North Run Master Fund, LP, a Cayman Island exempted limited partnership (the “Master Fund”). The Fund, the QP Fund and North Run Offshore Partners, Ltd., a Cayman Island exempted company (the “Offshore Fund”), are also general partners of the Master Fund. The address of North Run, the GP, the Investment Manager, Todd B. Hammer and Thomas B. Ellis is One International Place, Suite 2401, Boston, Massachusetts 02110.
(5)	As reported on a Schedule 13D filed with the SEC on March 22, 2006 by Gabelli Funds, LLC, a New York limited liability company (“Gabelli Funds”), GAMCO Asset Management, Inc., a New York corporation (“GAMCO”), Gabelli Securities, Inc., a Delaware corporation (“GSI”), MJG Associates, Inc., a Connecticut corporation (“MJG Associates”), GGCP, Inc., a New York corporation (“GGCP”), GAMCO Investors, Inc., a New York corporation (“GII”), and Mario J. Gabelli, a United States citizen (collectively, “The GAMCO Group”). The GAMCO Group beneficially owns 2,239,090 shares of Artesyn Common Stock, which constitutes approximately 5.03% of the outstanding shares of Artesyn Common Stock as of March 22, 2006. The address for Gabelli Funds, GAMCO, GSI, GGCP, GII and Mr. Gabelli is One Corporate Center, Rye, New York 10580. The address for MJG Associates is 140 Greenwich Avenue, Greenwich, Connecticut 06830. For further information with respect to the amount and nature of beneficial ownership for each of the individual entities comprising The GAMCO Group, please see its Schedule 13D filed with the SEC on March 22, 2006.
(6)	Includes 549,000 shares of Artesyn Common Stock subject to currently exercisable options.
(7)	Includes 80,000 shares of Artesyn Common Stock subject to currently exercisable options.
(8)	Includes 21,554 shares of Artesyn Common Stock that are owned of record by Mr. Schmidt’s wife with respect to which Mr. Schmidt disclaims beneficial ownership, 167,000 shares of Artesyn Common Stock that are owned by the Schmidt Family Limited Partnership, a limited partnership of which Mr. Schmidt is a general partner, and 70,000 shares of Artesyn Common Stock subject to currently exercisable options.

(9)	Includes 348,665 shares of Artesyn Common Stock that are owned of record by the John and Gail Steel Family Trust of which Mr. Steel and his wife are both Trustees and beneficiaries and 40,000 shares of Artesyn Common Stock subject to currently exercisable options.
(10)	Includes 2,080 shares of Artesyn Common Stock that are beneficially owned by Mr. Sager’s wife with respect to which Mr. Sager disclaims beneficial ownership, 106,202 shares of Artesyn Common Stock that are owned by Holdings Limited Partnership, a limited partnership of which Mr. Sager is both a limited partner and a principal shareholder of the corporate general partner, and 90,000 shares of Artesyn Common Stock subject to currently exercisable options.
(11)	Includes 81,721 shares of Artesyn Common Stock owned by the O’Reilly Family LLC (of which Mr. O’Reilly is the manager), which company is owned by the O’Reilly Family Trust (a family trust created by Mr. O’Reilly), and 90,000 shares of Artesyn Common Stock subject to currently exercisable options.
(12)	Includes 75,000 shares of Artesyn Common Stock subject to currently exercisable options.
(13)	Includes 90,000 shares of Artesyn Common Stock subject to currently exercisable options.
(14)	Includes 90,000 shares of Artesyn Common Stock subject to currently exercisable options.
(15)	Includes 80,000 shares of Artesyn Common Stock subject to currently exercisable options.
(16)	Includes 70,000 shares of Artesyn Common Stock subject to currently exercisable options.
(17)	Includes 80,000 shares of Artesyn Common Stock subject to currently exercisable options.
(18)	Includes 40,000 shares of Artesyn Common Stock subject to currently exercisable options.
(19)	Includes 17,500 shares of Artesyn Common Stock subject to currently exercisable options.
(20)	Includes 1,532,750 shares of Artesyn Common Stock subject to currently exercisable options and 7,500 shares of Artesyn Common Stock that may be acquired upon the exercise of options within 60 days after March 22, 2006. The group consists of Joseph M. O’Donnell (director and executive officer), Lawrence J. Matthews (director), Ronald D. Schmidt (director), John M. Steel (director), Bert Sager (director), Phillip A. O’Reilly (director), Norman C. Wussow (executive officer), Kenneth E. Blake (executive officer), Stephen A. Ollendorff (director), Lewis Solomon (director), Edward S. Croft, III (director), A. Eugene Sapp, Jr. (director), William T. Rodger (executive officer), Gary R. Larsen (executive officer), Marc Weisman (director), Scott L. McCowan (executive officer) and Ewald Braith (executive officer).
(21)	Emerson, a Missouri corporation with an office at 8000 W. Florissant Avenue, P.O. Box 4100, St. Louis, Missouri 63136-8506 may be deemed to beneficially own 7,763,801 shares of Artesyn Common Stock by virtue of entering into voting agreements with Lawrence J. Matthews, Joseph M. O’Donnell, Ronald D. Schmidt, John M. Steel, Bert Sager, Phillip A. O’Reilly, Stephen A. Ollendorff, Lewis Solomon, Edward S. Croft, III, A. Eugene Sapp, Jr., Gary R. Larsen and JANA

Partners LLC. The number of shares that may be deemed to be beneficially owned by Emerson includes 1,276,500 shares of Artesyn Common Stock that may be acquired by the other parties to the voting agreements pursuant to the exercise of their stock options. Emerson has expressly disclaimed beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Ollendorff, a director of Artesyn, was Of Counsel to the law firm of Kirkpatrick & Lockhart Nicholson Graham LLP during fiscal year 2005. Kirkpatrick & Lockhart Nicholson Graham LLP acted as counsel for Artesyn in fiscal year 2005 and received fees totaling approximately $1.1 million in such fiscal year for various legal services rendered to Artesyn.

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

The disclosure contained in the section “Interests of Certain Persons in the Merger” contained in our Definitive Proxy Statement filed with the SEC on March 22, 2006 is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Artesyn retained the firm of Ernst & Young LLP on June 2, 2005 to act as independent auditors for us for the fiscal year ending December 30, 2005. The Audit Committee considered, among other matters, Ernst & Young LLP’s independence with respect to the services to be performed and its general reputation for adherence to professional auditing standards.

Fees for all services provided by Ernst & Young LLP to Artesyn for fiscal years 2005 and 2004 are set forth below:

	2005	2004
Audit Fees (1)	$2,225,705	$2,265,547
Audit-Related Fees (2)	77,146	125,000
Tax Fees (3)	551,681	660,000
All Other Fees (4)	22,200	—

Total Fees	$2,876,732	$3,050,547

(1)	For both fiscal years, represents fees for professional services rendered by Ernst & Young LLP with respect to the audit of Artesyn’s annual consolidated financial statements and the review of the consolidated financial statements included in Artesyn’s quarterly reports on Form 10-Q. This also includes services with respect to statutory audits required in overseas locations.
(2)	For both fiscal years, represents fees for professional services rendered by Ernst & Young LLP with respect to the audit of Artesyn’s employee benefit plans, consents and reviews of documents filed with the SEC with respect to the plans. For fiscal year 2005, represents fees for the audit of the employee benefit plan of $25,000 and fees associated with transactional due diligence in connection with the pending merger with Emerson of $52,146. For fiscal year 2004, represents fees for the audit of the employee benefit plan of $25,000 and consultation and documentation of compliance with Section 404 of the Sarbanes-Oxley Act of $100,000.
(3)	For both fiscal years, represents fees for professional services rendered by Ernst & Young LLP for tax compliance, tax planning and tax advice. For fiscal years 2005 and 2004, tax compliance was $17,949 and $99,000 respectively, primarily representing the review and assistance with tax returns and claims for refund in various overseas jurisdictions in which Artesyn does business. For fiscal years 2005 and 2004, tax planning and advice was $533,732 and $561,000, respectively, primarily representing assistance with tax examinations, tax research and planning in the countries in which Artesyn does business.
(4)	For fiscal year 2005, represents fees associated with transactional integration services related to the closing of our manufacturing facility in Hungary and the related outsourcing of the products previously produced there.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent auditors. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that fiscal year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee pre-approved all services provided by Ernst & Young LLP in fiscal year 2005. In situations where its is impractical to wait until the next regularly scheduled quarterly meeting, the Audit Committee has delegated the authority to approve audit and non-audit service fees to the Chairman of the Audit Committee up to 10% of the prior year audit fee. Audit and non-audit services approved pursuant to the above-described delegation of authority require the reporting of any such approvals to the full Audit Committee at the next regularly scheduled meeting.

ITEM 15. EXHIBITS

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Artesyn Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTESYN TECHNOLOGIES, INC.
(Company)

By:	/s/ JOSEPH M. O’DONNELL
Joseph M. O’Donnell
Chairman of the Board,
President and Chief Executive Officer

Dated: April 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Artesyn Technologies, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSEPH M. O’DONNELL Joseph M. O’Donnell	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	April 3, 2006

/s/ GARY R. LARSEN Gary R. Larsen	Vice President – Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 3, 2006

/s/ EDWARD S. CROFT, III Edward S. Croft, III	Director	April 3, 2006

/s/ LAWRENCE J. MATTHEWS Lawrence J. Matthews	Director	April 3, 2006

/s/ STEPHEN A. OLLENDORFF Stephen A. Ollendorff	Director	April 3, 2006

/s/ PHILLIP A. O’REILLY Phillip A. O’Reilly	Director	April 3, 2006

/s/ BERT SAGER Bert Sager	Director	April 3, 2006

/s/ A. EUGENE SAPP, JR. A. Eugene Sapp, Jr.	Director	April 3, 2006

/s/ RONALD D. SCHMIDT Ronald D. Schmidt	Director	April 3, 2006

/s/ LEWIS SOLOMON Lewis Solomon	Director	April 3, 2006

Signature	Title	Date
/s/ JOHN M. STEEL John M. Steel	Director	April 3, 2006

/s/ MARC WEISMAN Marc Weisman	Director	April 3, 2006

INDEX TO EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.